Form 10QSB
period 1995-06-30
NATIONAL ENERGY GROUP INC
filed 1995-08-07
CIK 870756

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-QSB

         (Mark one)
            [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

                                       OR

            [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
                For the transition period from _______ to _______

                           Commission File No. 0-19136


                           NATIONAL ENERGY GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


              Delaware                                    58-1922764
    (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)

                             1400 One Energy Square
                             4925 Greenville Avenue
                              Dallas,  Texas  75206
                    (Address of principal executive offices)

                                 (214) 692-9211
                           (Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   XX    No
    -------   -------


     Outstanding shares of each of the issuer's classes of Common Stock as of August 2, 1995:

     Class A Common Stock ($0.01 par value)               11,857,625  shares


--------------------------------------------------------------------------------

                           NATIONAL ENERGY GROUP, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------

  Item 1.  Financial Statements

       Balance Sheets -
        June 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . . .  1
       Statements of Operations -
        Three and Six months ended June 30, 1995 and 1994   . . . . . . . .  3
       Statement of Stockholders' Equity -
        Six months ended June 30, 1995  . . . . . . . . . . . . . . . . . .  4
       Statements of Cash Flows -
        Six months ended June 30, 1995 and 1994 . . . . . . . . . . . . . .  5
       Notes to Financial Statements  . . . . . . . . . . . . . . . . . . .  6

  Item 2.  Management's Discussion and Analysis
           or Plan of Operation . . . . . . . . . . . . . . . . . . . . . .  11

PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . .  15

  Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . . . . . . . . . .  16

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     NATIONAL ENERGY GROUP, INC.
                                           BALANCE SHEETS

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  1995            1994
                                                                             -------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                      $2,667,331      $2,593,645
  Marketable securities                                                             184,204       1,182,150
  Accounts receivable - oil and gas sales                                           649,299         344,972
  Accounts receivable - joint interest and other                                    580,053         543,771
  Accounts receivable from related parties                                              --           23,999
  Other                                                                             356,402         267,731
                                                                             ------------------------------
Total current assets                                                              4,437,289       4,956,268

Property and equipment:
  Oil and gas properties, at cost
   (full cost method)                                                            30,578,592      15,284,453
 Furniture, fixtures and equipment                                                  341,449         329,445
                                                                             -------------------------------
                                                                                 30,920,041      15,613,898
  Accumulated depreciation, depletion and
   amortization                                                                   3,344,278       2,501,047
                                                                             -------------------------------
Net property and equipment                                                       27,575,763      13,112,851

Other assets                                                                        306,996         677,056
                                                                             -------------------------------
Total assets                                                                    $32,320,048     $18,746,175
                                                                             ===============================

                                       See accompanying notes.

                                     NATIONAL ENERGY GROUP, INC.
                                           BALANCE SHEETS


                                                                                JUNE 30,      DECEMBER 31,
                                                                                  1995            1994
                                                                              -------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable - trade                                                      $   822,200     $   820,377
  Accounts payable - revenue                                                        139,101          97,935
  Accounts payable - other                                                          451,768         393,740
  Accrued interest on long-term debt                                                    --           79,917
  Current portion of other long-term liabilities                                      3,503           3,503
  Current portion of long-term debt                                               2,100,000             --
                                                                             -------------------------------
Total current liabilities                                                         3,516,572       1,395,472

Other long-term liabilities                                                          21,190          23,189
Long-term debt, less current portion                                             10,400,000       6,000,000

Stockholders' equity:
  Convertible preferred stock, $1.00 par:
   Authorized shares - 1,000,000
      Series B :
        Authorized shares - 100,000
        Issued shares - 52,500
        Aggregate liquidation preference- $5,250,000                                 52,500          52,500
      Series C :
        Authorized shares - 80,000
        Issued shares - 40,000
        Aggregate liquidation preference- $4,000,000                                 40,000             --
  Class A common stock $.01 par value:
   Authorized shares - 50,000,000
    Issued shares - 11,773,133 and 8,877,892 at
      June 30, 1995 and December 31, 1994 , respectively                            117,731          88,779
  Class B common stock $.01 par value:
   Authorized convertible shares - 200,000
    Issued shares - 129,644 at December 31, 1994                                        --            1,296
  Common stock issuable under asset acquisition agreement                               --          136,035
  Additional paid-in capital                                                     21,314,731      13,626,116
  Unrealized gain(loss) on available-for-sale securities, net                       (71,756)        136,285
  Deficit                                                                        (3,070,920)     (2,713,497)
                                                                             -------------------------------
Total stockholders' equity                                                       18,382,286      11,327,514
                                                                             -------------------------------
Total liabilities and stockholders' equity                                      $32,320,048     $18,746,175
                                                                             ===============================



                                    See accompanying notes.
                                              2

                        NATIONAL ENERGY GROUP, INC.
                         STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                              1995         1994         1995         1994
                                          ------------------------- -------------------------
Revenue:
  Oil and gas sales                        $1,562,993     $734,702   $2,653,741   $1,429,284

Costs and expenses:
  Lease operating                             416,606      242,347      712,965      504,548
  Oil and gas production taxes                 88,037       37,010      149,193       80,185
  Depreciation, depletion and
   amortization                               540,741      142,571      874,249      316,146
  General and administrative                  287,572      204,605      524,243      372,444
                                          ------------------------- -------------------------
                                            1,332,956      626,533    2,260,650    1,273,323
                                          ------------------------- -------------------------
Operating income                              230,037      108,169      393,091      155,961

Interest expense                             (174,717)    (122,939)    (328,842)    (219,315)
Interest income and other                      18,224       10,207       48,877       16,642
Gain on sale of marketable securities         158,309          --       223,713          --
                                          ------------------------- -------------------------

Income (loss) before income taxes             231,853       (4,563)     336,839      (46,712)

Provision for income taxes                       --           --           --           --
                                           ------------------------- -------------------------
Income (loss) before extraordinary item       231,853       (4,563)     336,839      (46,712)

Extraordinary charge for early
  extinguishment of debt                     (431,762)    (121,917)    (431,762)    (121,917)
                                           ------------------------- -------------------------

Net loss                                    ($199,909)   ($126,480)    ($94,923)   ($168,629)
                                           ========================= =========================
Preferred stock dividend requirements        $148,750      $37,500     $280,000      $37,500
                                           ------------------------- -------------------------
Net loss to common shareholders             ($348,659)   ($163,980)   ($374,923)   ($206,129)
                                           ========================= =========================

Loss per common share:
  Income (loss) before extraordinary item       $0.01       ($0.01)       $0.01       ($0.01)
                                           ========================= =========================
  Net loss                                     ($0.04)      ($0.02)      ($0.04)      ($0.03)
                                           ========================= =========================

Weighted average number of common
  shares outstanding                         9,907,007    8,379,409    9,524,574    8,114,321
                                           ========================= =========================

                               See accompanying notes.

                                                   NATIONAL ENERGY GROUP, INC.
                                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 SIX MONTHS ENDED JUNE 30, 1995

                                                             SERIES B                  SERIES C                 CLASS A
                                                         PREFERRED STOCK            PREFERRED STOCK           COMMON STOCK
                                                     ------------------------- ------------------------- -------------------------
                                                         SHARES      AMOUNT       SHARES        AMOUNT     SHARES       AMOUNT
                                                     -----------------------------------------------------------------------------
Balance at December 31, 1994                             52,500      $52,500            0           $0    8,877,892    $88,779
Common stock issued under asset purchase agreement         --           --           --           --        300,000      3,000
Change in unrealized gain on marketable securities         --           --           --           --           --         --
Dividends declared and paid on Series B preferred stock    --           --           --           --           --         --
Issuanced of preferred stock, Series C                     --           --       40,000       40,000           --         --
Common stock issued upon exercise of options               --           --           --           --         40,000        400
Common stock issued upon exercise of warrants              --           --           --           --        194,000      1,940
Common stock issued upon conversion of Class B             --           --           --           --      1,296,440     12,964
Common stock issued for purchase of Oakhill                --           --           --           --        612,301      6,123
Warrants issued below market for purchase of Oakhill       --           --           --           --           --         --
Common stock issued for purchase of Mustang Island         --           --           --           --        352,500      3,525
Common stock issued to purchase Texas Gas Fund I
  interest in the Goldsmith Adobe Unit                     --           --           --           --        100,000      1,000
Payments for redemption of fractional shares               --           --           --           --           --         --
Net loss                                                   --           --           --           --           --         --
                                                        -----------------------------------------------------------------------
Balance at June 30, 1995                                 52,500      $52,500       40,000      $40,000   11,773,133   $117,731
                                                        =======================================================================

                                                                                COMMON STOCK                    UNREALIZED
                                                               CLASS B            ISSUABLE                       GAIN ON
                                                            COMMON STOCK         UNDER ASSET    ADDITIONAL      AVAILABLE-
                                                     -------------------------   ACQUISITION     PAID-IN         FOR-SALE
                                                         SHARE        AMOUNT      AGREEMENT      CAPITAL        SECURITIES
                                                     ----------------------------------------------------------------------
Balance at December 31, 1994                            129,644       $1,296       $136,035    $13,626,116       $136,285
Common stock issued under asset purchase agreement         --           --         (136,035)       133,035           --
Change in unrealized gain on marketable securities         --           --             --             --         (208,041)
Dividends declared and paid on Series B preferred stock    --           --             --             --             --
Issuanced of preferred stock, Series C                     --           --             --      3,960,000             --
Common stock issued upon exercise of options               --           --             --         24,600             --
Common stock issued upon exercise of warrants              --           --             --        313,310             --
Common stock issued upon conversion of Class B         (129,644)      (1,296)          --        (11,668)            --
Common stock issued for purchase of Oakhill                --           --             --      1,754,242             --
Warrants issued below market for purchase of Oakhill       --           --             --        175,000             --
Common stock issued for purchase of Mustang Island         --           --             --      1,053,975             --
Common stock issued to purchase Texas Gas Fund I
  interest in the Goldsmith Adobe Unit                     --           --             --        286,500             --
Payments for redemption of fractional shares               --           --             --           (379)            --
Net loss                                                   --           --             --             --             --
                                                      ---------------------------------------------------------------------
Balance at June 30, 1995                                     0           $0              $0   $21,314,731         ($71,756)
                                                      =====================================================================

                                                                              TOTAL
                                                                          STOCKHOLDERS'
                                                             DEFICIT         EQUITY
                                                          -----------------------------
Balance at December 31, 1994                              $(2,713,497)   $11,327,514
Common stock issued under asset purchase agreement               --                0
Change in unrealized gain on marketable securities               --         (208,041)
Dividends declared and paid on Series B preferred stock      (262,500)      (262,500)
Issuanced of preferred stock, Series C                           --        4,000,000
Common stock issued upon exercise of options                     --           25,000
Common stock issued upon exercise of warrants                    --          315,250
Common stock issued upon conversion of Class B                   --                0
Common stock issued for purchase of Oakhill                      --        1,760,365
Warrants issued below market for purchase of Oakhill             --          175,000
Common stock issued for purchase of Mustang Island               --        1,057,500
Common stock issued to purchase Texas Gas Fund I                 --          287,500
  interest in the Goldsmith Adobe Unit
Payments for redemption of fractional shares                     --             (379)
Net loss                                                      (94,923)       (94,923)
                                                          ---------------------------
Balance at June 30, 1995                                  $(3,070,920)   $18,382,286
                                                          ==========================


                                         See accompany notes

                                     NATIONAL ENERGY GROUP, INC.
                                      STATEMENTS OF CASH FLOWS
                                  FOR THE SIX MONTHS ENDED JUNE 30,



                                                                                    1995           1994
                                                                             -------------------------------
Operating activities:
 Net loss                                                                      $    (94,923)    $  (168,629)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation, depletion and amortization                                         874,249         316,146
   Amortization of deferred compensation                                             21,175          21,134
   Extraordinary charge for early extinguishment of debt                            431,762         121,917
   Restricted stock grants                                                              --            5,000

   Changes in operating assets and liabilities:
    Accounts receivable                                                            (344,052)        118,407
    Other current assets                                                           (138,581)        (64,255)
    Accounts payable and accrued liabilities                                         36,677        (348,252)
    Accounts receivable and payable with related parties                             23,999           2,200
                                                                             -------------------------------
Net cash provided by operating activities                                           810,306           3,668

Investing activities:
 Oil and gas acquisition, exploration, and
   development expenditures                                                     (12,025,022)       (526,301)
 Purchases of furniture, fixtures and equipment                                     (12,004)         (9,738)
 Proceeds from sales of oil and gas properties                                       69,306          73,000
 Purchases of marketable securities                                              (1,095,010)            --
 Sales of marketable securities                                                   1,886,055             --
 Dividend payments on preferred stock                                              (262,500)        (14,705)
 Purchase of other long-term assets                                                 (11,000)            --
 Other                                                                               (4,859)         81,044
                                                                             -------------------------------
Net cash used in investing activities                                           (11,455,034)       (396,700)

Financing activities:
 Proceeds from exercise of stock options                                             25,000          12,500
 Proceeds from exercise of stock warrants                                           315,250             --
 Proceeds from issuance of preferred stock, Series B                                    --        4,436,372
 Proceeds from issuance of preferred stock, Series C                              3,997,524             --
 Proceeds from issuance of long-term debt, net of costs                          12,453,286       5,691,366
 Repayments of long-term debt                                                    (6,072,282)     (4,266,321)
 Payments for redemption of fractional shares                                          (364)           (377)
                                                                             -------------------------------
Net cash provided by financing activities                                        10,718,414       5,873,540

Increase in cash and cash equivalents                                                73,686       5,480,508
Cash and cash equivalents at beginning of period                                  2,593,645         161,464
                                                                             -------------------------------
Cash and cash equivalents at end of period                                     $  2,667,331     $ 5,641,972
                                                                             ===============================
Supplemental cash flow information:
  Interest paid in cash                                                        $    408,759     $   166,752
                                                                             ===============================



                                       See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.

                          Notes to Financial Statements
                             June 30, 1995 and 1994

1.   BASIS OF PRESENTATION

     In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of National Energy Group, Inc. (the "Company") as of June 30, 1995, the related results of operations for the three and six month periods ended June 30, 1995 and 1994 and cash flows for the six month periods ended June 30, 1995 and 1994.

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These costs totalled $63,900 for the six months ended June 30, 1995. There were no capitalized general and administrative costs for the six months ended June 30, 1994.

     Fees from overhead charges billed to working interest owners of $63,816 and $30,466 for the six months ended June 30, 1995 and 1994, respectively, have been classified as a reduction of general and administrative expenses in the accompanying statements of operations.

     Certain previously reported amounts have been reclassified to conform with the 1995 presentation.

     The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results expected for the full year.

     Primary earnings (loss) per common and common equivalent share data is computed by dividing net income (loss) adjusted for preferred stock dividend requirements by the weighted average number of common and common equivalent shares outstanding during each period. Shares issuable upon exercise of options and warrants are included in the computation of earnings per common and common equivalent share to the extent they are dilutive. Fully diluted earnings (loss) per share computations also assume conversion of the Company's preferred stock if such conversion has a dilutive effect.

     For the six months ended June 30, 1995 and 1994, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, the loss per share calculations for such periods are based on the weighted average number of common shares outstanding for the period.


2.   ACQUISITIONS

     During 1994, the Company acquired approximately 17.0% of additional working interests in the Goldsmith Adobe Unit (the "GAU"). Such interests were acquired for $584,095 in cash. The Company is the operator of the GAU and, as a result of the acquisitions in 1994, holds a 93.6% working interest in the GAU.

     In April 1995, the Company consummated the purchase of a 100% working interest (77% net revenue interest) in State of Texas Lease No. 69153 and the State Tract 901-S Field, Nueces County, Texas ("Mustang Island"). The purchase was directly from LLOG Production Company and was accomplished through an assignment of contract rights from Sierra Mineral Development, L.C. The Company paid $900,000 cash and delivered 352,500 shares of Class A Common Stock. The cash portion was internally generated.

     In June 1995, the Company completed the acquisition of producing gas properties in the Oak Hill Field in Rusk County, Texas ("Oak Hill") from Sierra 1994 I Limited Partnership ("Sierra"). The consideration paid by the Company to Sierra for the Oak Hill acquisition consisted of $7,200,000 in cash, 612,311 shares of the Company's Class A Common Stock and Warrants to purchase 200,000 shares of Class A Common Stock at a price per share of $2.00. The cash portion of the acquisition was funded primarily by the Company's new reducing, revolving credit facility with Bank One, Texas, N.A. ("Bank One").

     Collectively, the Oak Hill and Mustang Island interests have proved reserves estimated to contain nearly 30 billion cubic feet of gas equivalent. The Company will operate both properties.

     In addition, in June 1995, the Company completed the acquisition of producing oil and gas properties in Eddy County, New Mexico from Enron Oil and Gas Company ("Enron"). The acquisition consists of six gas wells and two oil wells, which contain approximately 4 billion cubic feet of gas equivalent. The Company will be the operator of a majority of the properties. The consideration given for the acquisition was $2,119,295 in cash. This acquisition was funded by the Company's new credit facility with Bank One and internally generated cash.

     The Mustang Island, Oak Hill and Enron acquisitions are hereinafter collectively referred to as "the Acquisitions".

3.   LONG-TERM DEBT

     In June 1995, the Company consummated a $33,000,000 reducing revolving line of credit facility (the "Facility") with Bank One, Texas, N.A. ("Bank One").
The initial funding was $15,500,000, of which $12,500,000 was drawn upon. The initial advance was used to purchase the Oak Hill and Enron properties (see Note
2), to pay off the Company's credit facility with Texas Gas Fund I and for closing fees. In addition, the Company issued 100,000 shares of Class A common stock to Texas Gas Fund I to reduce their Net Profits Interest in the GAU. In the future, the Facility will be used for the further development of the Goldsmith Adobe Unit ("GAU") in Ector County, Texas and for certain other properties and for acquisitions and limited exploration.

     The Facility consists of a Revolving Note of up to $30,000,000, with an interest rate of prime plus 1% (subject to reduction in certain circumstances) or LIBOR plus 3.75% (subject to reduction in certain circumstances), and an Advance Note of up to $3,000,000 (primarily for the development of GAU) at a rate of prime plus 4%. Payments of interest and principal will be made monthly. The Facility is secured by all of the Company's principal oil and gas properties, related equipment, oil and gas inventory and related revenues. Prepayments are allowed at any time.

     The Revolving Note has a maturity date of June 30, 1999 and the Advance Note has a maturity date of June 30, 1996. Payment of the Advance Note is subordinated to payment of the Revolving Note. Beginning July 31, 1995, the Company is required to make monthly payments of $175,000 (which amount can be redetermined semi-annually by Bank One).

     The Facility contains restrictive and affirmative covenants and required maintenance of certain financial ratios. The Company cannot merge with another entity unless (i) the Company is the surviving corporation or (ii) Bank One consents, and (iii) no Event of Default shall occur. The Company must keep a current ratio, excluding the current maturities of the Facility, of at least 1.0 to 1.0, a debt service ratio, as defined in the agreement, of 1.10 to 1.00, a total liabilities to total equity ratio of no more than 1.25 to 1.00, and total bank debt may not exceed 67% of the present value of the Company's oil and gas properties on January 1, 1996, and 65% of such present value on April 1, 1996. The Company cannot pay any dividends on or redeem common stock. However, cash dividends on and redemptions of Preferred Stock are allowed, so long as no Event of Default has occurred and is continuing or would occur as a result of such payment. At June 30, 1995, the Company was not in violation of any covenants of the Facility.

4.   STOCKHOLDERS' EQUITY

     On June 3, 1994, the Company consummated the sale of $5,000,000 of the Company's 10% Cumulative Convertible Preferred Stock, Series B ("Series B"), which was privately placed with certain investment partnerships (the "Series B Purchasers"). Fifty thousand shares of Series B were sold by the Company at $100.00 per share. The Series B is convertible into shares of the Company's Class A at a conversion price of $1.625 per share of Class A. The Series B has a liquidation and dividend preference over the common stock. The Series B has a 10% dividend, payable semi-annually. The Company has the option to make six dividend payments in shares of Series B; after the sixth such payment, the Series B Purchasers have the option to receive additional dividends in shares of Series B or to accrue such dividends in cash. If the Company makes four dividend payments in shares of Series B, the Series B Purchasers have the right to appoint one-third of the members of the Company's Board of Directors. The Series B is not redeemable by the Company for one year; between one year and three years from June 3, 1994, the Series B is redeemable at $110.00 per share and, thereafter, at $100.00 per share, plus accrued and unpaid dividends. The holders of Series B currently have the right to appoint one member to the Company's Board of Directors.

     The Series B requires that dividends be paid on the Series B before any dividends are paid on common stock. The holders of Series B are entitled to one vote for each share as to matters upon which by law they are entitled to vote as a class, and the approval of a majority of the Series B is required to make changes to the Company's Certificate of Incorporation or By-Laws which adversely affect the Series B, to issue preferred stock equal to or senior to the Preferred Stock as to dividends or liquidation, or to effect an extraordinary transaction that requires a vote of the Company's stockholders. As a result, a class vote of the holders of Series B would be required for the Company to merge or be acquired and may therefore delay, deter, or prevent a change in control of the Company.

     In June 1995, the Company consummated the sale of $4,000,000 of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series C ("Series C"), which was privately placed with investment partnerships associated with Kayne, Anderson Investment Management, Inc. of Los Angeles, California (the "Series C Purchasers"). The Series B Purchasers and the Series C Purchasers are the same entities. Forty thousand shares of Series C were sold by the Company at $100.00 per share, and the Series C is convertible into shares of the Company's Class A Common Stock ("Class A") at a conversion price of $2.00 per share of Class A.

     The Series C has a liquidation and dividend preference over common stock, and is parity stock to the previously issued Series B. The Series C has a 10 1/2% dividend, payable semi-annually. The Company has the option to make six dividend payments in Series C; after the sixth such payment, the Series C Purchasers have the option to receive additional dividends in Series C or to accrue such dividends in cash. If the Company makes four dividend payments in shares of Series C, the Series C Purchasers (voting as a class with other affected series of Preferred Stock with similar voting rights) have the right to appoint one-third of the members of the Company's Board of Directors; provided, however, that if the holders of Series B are presently entitled to a similar right, then the holder of Series C shall have no such right until the right of the holders of Series B terminates. The Series C is not redeemable by the Company for two years; between two years and three years from June 14, 1995, the Series C is redeemable at $110.00 per share and, thereafter, at $100.00 per share, plus accrued and unpaid dividends. No shares of Series B shall be redeemed by the Company unless and until all outstanding shares of Series C have been redeemed by the Company. The holders of the Series C currently have the right to appoint one member to the Company's Board of Directors. Dividends on Series C are required to be paid before dividends can be paid on common stock.

     The holders of Series C are entitled to one vote for each share as to matters upon which by law they are entitled to vote as a class, and the approval of a majority of the holders of Series C is required to make changes to the Company's Certificate of Incorporation or By-Laws which adversely affect the Series C, to issue preferred stock equal to or senior to the Series C as to dividends or liquidation, or to effect an extraordinary transaction that requires a vote of the Company stockholders. As a result, a class vote of the holders of Series C, as well as the Series B, would be required for the Company to merge or be acquired and may therefore delay, defer, or prevent a change in control of the Company.

     In connection with the early extinguishment of the Texas Gas Fund I loan, the Company issued 100,000 shares of Class A common stock to reduce their Net Profits Interest in the GAU.

     In June 1995, as a result of the Company's proven crude oil and natural gas reserves reaching a value in excess of $25,000,000, the 129,644 shares of Class B common stock outstanding at December 31, 1994 were converted in to 1,296,440 shares of Class A, in accordance with the terms of the Class B.

     Common stock issuable under asset acquisition agreement outstanding at December 31, 1994 represented additional consideration related to the TriSearch Asset Acquisition. In January 1995, 300,000 shares of Class A were issued in final satisfaction of this obligation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1995, the Company consummated a $33,000,000 reducing revolving line of credit facility (the "Facility") with Bank One, Texas, N.A. ("Bank One"), which is fully described in Note 3 to these financial statements. At June 30, 1995, the Company had $12,500,000 outstanding under the Facility.

     On June 3, 1994, the Company consummated the sale of $5,000,000 of the Company's 10% Cumulative Convertible Preferred Stock, Series B ("Series B") which was privately placed with investment partnerships associated with Kayne, Anderson Investment Management, Inc. of Los Angeles, California. Fifty thousand shares of Series B were sold by the Company at $100.00 per share, and the Series B is convertible into shares of the Class A at a conversion price of $1.625 per share of Class A. The Company received $4,436,732 in net proceeds from the sale of the Series B.

     Proceeds from the offering of Series B were used to develop an expanded waterflood project on the GAU, to purchase additional interests in the GAU and to recomplete, enhance and exploit the GAU as well as certain of the Company's other properties. The proceeds also were used for the acquisition of producing properties and for exploration drilling.

     In June 1995, the Company consummated the sale of $4,000,000 of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series C ("Series C"), which was privately placed with affiliates of Kayne, Anderson Investment Management, Inc. of Los Angeles, California. Forty thousand shares of Series C were sold by the Company at $100.00 per share, and the Series C is convertible into shares of the Company's Class A Common Stock ("Class A") at a conversion price of $2.00 per share of Class A.

     Proceeds from the offering of Series C will be used to develop the Company's GAU property in Ector County, Texas, and to recomplete, enhance and exploit certain of the Company's other selected properties. The proceeds also may be used for the acquisition of producing properties or companies, or the securities of such companies, and for limited exploration drilling.

     The Company currently has total working capital of approximately $920,717, as a result of the proceeds from the Facility and the sale of Series B and Series C, which proceeds were reduced by acquisitions, development and exploration costs incurred since the fundings, and working capital was further reduced by the current maturities of the Facility. Current cash flows from the Company's properties are adequate for the Company's general requirements and are sufficient to meet its debt service requirements. Anticipated cash flows from operations, however, are not sufficient to fund the planned capital expenditures for development and enhancement of the GAU and the Company's other existing properties, which capital expenditures will require additional advances under the Facility.

     The Company's strategy is to continue to acquire oil and gas properties, to enhance and exploit existing properties for reserves and to engage in limited exploratory drilling. Subject to sufficient funding (and, in particular, additional advances under the Facility) the Company expects to incur approximately $3,000,000 in capital expenditures over the next twelve months to continue to drill development wells and enhance and exploit wells on its primary property, the GAU. The Company spent approximately $1,970,000 and $1,560,000 in capital expenditures to enhance and exploit various wells for the year ended December 31, 1994 and the six months ended June 30, 1995, respectively. The majority of anticipated development costs for the GAU, acquisitions of additional oil and gas properties and drilling and enhancement projects are expected to be funded by existing working capital and additional advances under the Facility.

     Cash flow provided by operating activities increased during the six months ended June 30, 1995, as compared to 1994. Net cash provided by operating activities totalled $738,024 for the six months ended June 30, 1995, as compared to $3,668 for the same period in 1994. This increase was due principally to the Company's 1994 acquisition of an additional 17.0% working interest in the GAU, the increased production from the drilling of six new wells at the GAU, and the increased production related to the Acquisitions.

     The Company's cash and cash equivalent position increased by $73,686 from December 31, 1994 to June 30, 1995, due to the additional proceeds from the Facility and sale of Series C, offset by the Acquisitions and the payoff of the Texas Gas Fund I loan (see Notes 2, 3, and 4).

     The Company's working capital at June 30, 1995 was $920,717, as compared to working capital of $3,560,796 at December 31, 1994, which reflects a decrease in working capital of $2,640,079 for the six months ended June 30, 1995. This decrease in working capital is primarily attributable to the inclusion of the current portion of the new Facility with Bank One which totals $2,100,000.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1995 AND 1994

     The Company's oil and gas sales increased 85.7% to $2,653,741 for the six month period ended June 30, 1995, as compared to the same period in 1994. This increase in oil and gas sales was the result of the Company's increased production due to the acquisition of additional working interests in the GAU, of which production is included for the entire 1995 period and the Acquisitions discussed in Note 2, combined with the drilling of six new wells at GAU. In addition, the increase in sales is also attributable to an 18.4% increase in average oil prices, partially offset by a 10.0% decrease in gas prices.

     During the six month period ended June 30, 1995, the Company sold 94,767 barrels of oil and 509,275 Mcf of gas, as compared to 54,626 barrels of oil and 287,917 Mcf of gas for the comparable 1994 period, which represents a 73.5% increase in oil production and a 76.9% increase in gas production. The average price received for oil sold increased for the six months ended June 30, 1995 from the same period in 1994 ($17.92 per barrel in 1995 versus $15.13 in 1994, representing a 18.4% increase). The average price received for gas sold for the six months ended June 30, 1995 decreased from the same period in 1994 ($1.88 per Mcf in 1995 versus $2.09 per Mcf in 1994, representing a 10.0% decrease).

     The decrease in lease operating expense as a percentage of sales (26.9% for the six months ended June 30, 1995 as compared to 35.3% for the same 1994 period) is primarily due to the increased production from the six new wells drilled on the GAU.

     The increase in depreciation, depletion and amortization is due to increased depletion resulting from the additional production from the six new wells on the GAU and the Acquisitions.

     The increase in general and administrative expense is largely the result of increased staffing requirements related to the development of the GAU, combined with an increase in the levels of operations as a result of the Company's improved financial condition.

     The Company posted operating income of $393,091 during the six month period ended June 30, 1995, as compared to operating income of $155,961 during the same period in 1994. The increase in operating income for the six months ended June 30, 1995 was due to the Company's increased production primarily from the acquisition of an additional 17.0% working interest in the GAU, the drilling of six new wells at GAU, increased production due to the Acquisitions, and higher oil prices, offset in part by higher general and administrative costs and lower gas prices. The increase in operating income was also offset by an increase in depreciation, depletion and amortization.

     The Company reported net income before extraordinary item for the six months ended June 30, 1995 of $336,839 as compared to a net loss before extraordinary item of $46,712 for the same period in 1994 which is a result of higher operating profit and a gain on the sale of marketable securities, offset by the increased interest expense.

     The Company reported a net loss of $94,923 for the six months ended June 30, 1995 as compared to a net loss of $168,629 for the 1994 period. The net loss for the six months ended June 30, 1995 is directly the result of an extraordinary charge of $431,762 for the early extinguishment of the Texas Gas Fund I loan which was paid off out of the proceeds from the Facility.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1995 AND 1994

     The Company's oil and gas sales increased 112.7% to $1,562,993 for the three month period ended June 30, 1995, as compared to the same period in 1994. The increase in oil and gas sales for the quarter from 1994 to 1995 was primarily the result of the acquisition of additional working interests in the GAU, increased production due to the Acquisitions, the drilling of six new wells on the GAU, and a 10.8% increase in oil prices, offset by a 14.2% decrease in gas prices.

     During the three month period ended June 30, 1995, the Company sold 54,546 barrels of oil and 336,811 Mcf of gas, as compared to 27,945 barrels and 140,550 Mcf for the comparable 1994 period, which represent a 95.2% increase in oil production and a 139.6% increase in gas production, respectively. The average price received for gas sold for the three months ended June 30, 1995 decreased from the same period in 1994 ($1.75 per Mcf in 1995 versus $2.04 per Mcf in 1994, representing a 14.2% decrease), and the average price received for oil sold increased for the three months ended June 30, 1995 from the same period in 1994 ($18.52 per barrel in 1995 versus $16.71 in 1994, representing a 10.8% increase).

     The decrease in lease operating expense as a percent of sales (26.7% for the three months ended June 30, 1995 as compared to 33.0% for the same 1994 period) is due primarily to the increased production from the six new wells drilled on the GAU.

     The increase in depreciation, depletion and amortization is due to increased depletion resulting from the additional production from the six new wells on the GAU and the Acquisitions.

     The Company posted operating income of $230,037 during the three month period ended June 30, 1995, as compared to operating income of $108,169 during the same period in 1994. The increase in operating income for the period ended June 30, 1995 was due to increased production from the acquisition of a 17.0% additional working interest in the GAU, the six new wells drilled on the GAU, increased production from the Acquisitions, and higher oil prices, offset by lower gas prices.

     The Company also reported net income before extraordinary item of $231,853 for the three months ended June 30, 1995, as compared to a net loss before extraordinary item of $4,563 for the 1994 period. The increase was primarily due to the gain recognized on the sale of marketable securities.

     The Company reported a net loss for the three months ended June 30, 1995 of $199,909 as compared to a net loss of $126,480 for the same period in 1994. The increased loss was directly the result of an extraordinary charge of $431,762 for early extinguishment of the Texas Gas Fund I loan, which was paid off out of the proceeds of the Facility.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     In June 1995, the Company consummated a $33,000,000 reducing revolving line of credit facility (the "Facility") with Bank One, Texas, N.A. ("Bank One").
The initial funding was $15,500,000, of which $12,500,000 was drawn upon. The Facility limits the rights of the holders of the Company's Class A Common Stock ("Class A") through restrictive covenants. Under the Facility, the Company cannot declare or pay any dividends or purchase, redeem or otherwise acquire for value any of its stock (including the Class A), return any capital to stockholders, or make any distribution of its assets to its stockholders as such; provided, however, that the Company can pay cash dividends on and redeem preferred stock so long as no Event of Default has occurred or will occur.

     The Company cannot merge with another entity unless (i) the Company is the surviving corporation or (ii) Bank One consents, and (iii) no Event of Default shall occur.

     In June 1995, the Company consummated the sale of $4,000,000 of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series C ("Series C"), which was privately placed with an investment partnerships associated with Kayne, Anderson Investment Management, Inc. of Los Angeles, California (the "Series C Purchasers"). Forty thousand shares of Series C were sold by the Company at $100.00 per share.

     Certain terms of the Series C limit the dividend and other rights of the holders of the Company's Class A. Subject to the Company's Facility with Bank One and the rights of the holders of the Series B (as defined on page 11 above) and Series C, holders of Class A would be entitled to receive dividends when, as, and if declared by the Board of Directors out of funds of the Company legally available for the payment of dividends. The Facility, however, prohibits the payment of dividends or other distributions on the Class A and limits the dividends on Series B and Series C and, under the terms of the Series B and Series C, no dividend or distribution may be paid on the Class A unless all accrued and unpaid dividends on the Series B and Series C, respectively, have been paid. The Series C has a 10 1/2% dividend, payable semi-annually.
The Company has the option to make six dividend payments in shares of Series C; after the sixth such payment, the purchasers have the option to receive additional dividends in shares of Series C or to accrue such dividends in cash. If the Company makes four dividend payments in shares of Series C, the Series C Purchasers (voting as a class with other affected series of preferred stock with similar voting rights) have the right to appoint one-third of the members of the Company's Board of Directors; provided, however, that if the holders of Series B are presently entitled to a similar right, then the holders of Series C shall have no such right until the right of the holders of Series B terminates.

     In addition, the Series C is convertible into shares of Class A at a conversion price of $2.00 per share of Class A. The Series C has a liquidation and dividend preference over Class A. Subject to the Facility, upon any liquidation, dissolution or winding-up of the affairs of the Company, holders of Class A would be entitled to receive all of the assets of the Company available for distribution to stockholders after payment of any liquidation preference of the Series B and Series C and any other preferred stock that may be issued and outstanding at the time. The Series C is not redeemable by the Company for two years; between two years and three years from June 15, 1995, the Series C is redeemable at $110.00 per share and, thereafter, at $100.00 per share, plus accrued and unpaid dividends. No shares of Series B shall be redeemed by the Company unless and until all outstanding shares of Series C have been redeemed by the Company. The holders of Series C currently have the right to appoint one member to the Company's Board of Directors.

     The holders of Series C are entitled to one vote for each share as to matters upon which by law they are entitled to vote as a class, and the approval of a majority of the Series C is required to make changes to the Company's Certificate of Incorporation or By-Laws which adversely affect the Series C, to issued preferred stock equal to or senior to the Series C as to dividends or liquidation, or to effect an extraordinary transaction that requires a vote of the Company's stockholders. As a result, a class vote of the holders of Series C would be required for the Company to merge or be acquired and may therefore delay, deter, or prevent a change in control of the Company.

     In addition, the Series B has similar terms which limit the dividend and other rights of the holders of the Company's Class A, which terms are described in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 9, 1995, at the Company's annual stockholders' meeting, the Company's stockholders elected all six nominees to the Company's Board of Directors and ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 1995.

     The following nominees were elected to the Company's Board of Directors, and each nominee received the indicated number of votes for or votes withheld:
George B. McCullough (8,113,868 votes for, and 34,940 votes withholding authority), Norman C. Miller (8,113,768 votes for, and 35,040 votes withholding authority), Miles D. Bender (8,113,798 votes for, and 35,010 votes withholding authority), Robert H. Kite (8,114,198 votes for, and 34,610 votes withholding authority), George N. McDonald (8,113,068 votes for, and 35,740 votes withholding authority) and Robert V. Sinnott (8,086,998 votes for, and 61,810 votes withholding authority).

     In addition, the proposal to ratify the selection of Ernst & Young LLP as independent auditors for the Company for the current fiscal year ended December 31, 1995, was approved, with 7,998,091 votes for, 4,940 votes against, and 145,777 votes abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits required to be furnished.

          (1) The Agreement of Merger, dated December 17, 1990, by and among the Company, Big Piney Oil and Gas Company, VP Oil, Inc., Big Piney Acquisition Corp. and VP Acquisition Corp., has been filed as Appendix A to Company's Registration Statement on Form S-4 (No. 33-38331), dated April 23, 1991. The Asset Purchase and Sale Agreement, dated as of February 7, 1992, among the Company, TriSearch Inc. and certain other parties, and the Addendum to Asset Purchase and Sale Agreement among the Company, TriSearch Inc. and certain other parties, have been filed as Exhibits 10.5 and 10.6, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1991. The Purchase Agreement, dated March 12, 1993, by and among the Company, OilSearch Leasing Partners, Ltd. ("Leasing"), OilSearch Acquisition Group One, Ltd., ("Acquisition"), and the various limited partners of Leasing and Acquisition has been filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992. The Asset Purchase and Sale Agreement, dated as of December 30, 1993, between the Company and Bligh Petroleum, Inc. has been filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993. The Agreement for Purchase and Sale (Oak Hill), dated April 12, 1995, between the Company and Sierra 1994 I Limited Partnership, and the Agreement for Purchase and Sale (Mustang Island), dated April 20, 1995, between the Company and Sierra Mineral Development L.C., have been filed as Exhibits 10.1 and 10.2, respectively, to the Company's Current Report on Form 8-K, dated July 17, 1995, and the Purchase and Sale Agreement, dated as of March 29, 1995, between the Company and Enron Oil and Gas Company has been filed as Exhibit 10.3 to such Current Report. The Company's Certificate of Incorporation, as amended, has been filed as Exhibit 4.1 to the Company's Registration Statement, as amended, dated July 27, 1994 (File No. 33-81172).
The Certificate of Designations of National Energy Group, Inc. of 10%
Cumulative Convertible Preferred Stock, Series B has been filed as Exhibit
10.4 to the Company's Current Report on Form 8-K, dated June 13, 1994. The Certificate of Designations of National Energy Group, Inc. of 10 1/2%
Cumulative Convertible Preferred Stock, Series C has been filed as Exhibit
10.6 to the Company's Current Report on Form 8-K, dated July 17, 1995.  The
Loan Agreement, dated June 30, 1995 between National Energy Group, Inc. and
Bank One, Texas, N.A., has been filed as Exhibit 10.4 to the Company's
Current Report on Form 8-K, dated July 17, 1995.  The Stock Purchase
Agreement, dated as of June 14, 1995, among the Company, Arbco Associates
L.P., Offense Group Associates L.P., Kayne, Anderson Nontraditional
Investments L.P., and Opportunity Associates L.P. has been filed as Exhibit
10.5 to the Company's Current Report on Form 8-K, dated July 17, 1995. The Stock Purchase Agreement, dated as of June 2, 1994, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne, Anderson
Nontraditional Investments L.P., and Opportunity Associates L.P. has been filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated June 13, 1994.

          (2) The Financial Data Schedule, for the six months ended June 30, 1995, is filed as Exhibit 27 attached hereto.

     (b)  Reports on Form 8-K.

     On July 17, 1995, the Company filed a Current Report on Form 8-K; the report contained "Item 2 - Acquisition or Disposition of Assets" to disclose the Company's acquisition of producing gas properties in the Oak Hill Field in Rusk County, Texas, a producing oil and gas property in the Mustang Island Field in offshore Nueces County, Texas and producing oil and gas properties in Eddy County, New Mexico; the report contained an "Item 5 - Other Events" to disclose the Company's $33,000,000 reducing revolving line of credit facility with Bank One, Texas, N.A. and the sale of $4,000,000 of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series C. The report also contained an "Item 7 - Financial Statements and Exhibits", which noted that the Company will file the required financial statements and pro forma financial information for the acquired assets as they are available and, in any event, as soon as practicable, but not later than 60 days after the date that the Form 8-K must have been filed.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NATIONAL ENERGY GROUP, INC.
                                   (Registrant)


Date:  August 4, 1995         By:   /s/ Miles D. Bender
                                  ---------------------------------------------
                                   Miles D. Bender
                                   President and Chief Executive Officer


Date:  August 4, 1995         By:   /s/ Robert A. Imel
                                  --------------------------------------------
                                   Robert A. Imel
                                   Chief Financial Officer
                                   Principal Financial Officer and
                                   Principal Accounting Officer