Form 10QSB
period 1995-09-30
NATIONAL ENERGY GROUP INC
filed 1995-11-15
CIK 870756

-------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                  FORM 10-QSB

                                   (Mark one)
           [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

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

                                 (214) 692-9211
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                                                    --   --

Outstanding shares of the issuer's class of Common Stock as of November 15th, 1995:

   Class A Common Stock ($0.01 par value)                 11,872,625  shares


-------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.

                                     INDEX



PART I.   Financial Information                                        Page No.

  Item 1. Financial Statements

     Balance Sheets -
       September 30, 1995 and December 31, 1994. . . . . . . . . . . . . .  1
     Statements of Operations -
       Three and Nine months ended September 30, 1995 and 1994 . . . . . .  3
     Statement of Stockholders' Equity -
       Nine months ended September 30, 1995. . . . . . . . . . . . . . . .  4
     Statements of Cash Flows -
       Nine months ended September 30, 1995 and 1994 . . . . . . . . . . .  5
     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .  6

  Item 2. Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . 11

PART II.  Other Information

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 15

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 16

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        National  Energy  Group,  Inc.
                                Balance Sheets
                                                 September 30  December 31,
                                                     1995          1994
                                                 ------------  ------------
Assets
Current assets:
   Cash and cash equivalents                        $700,192    $2,593,645
   Marketable securities                           1,865,863     1,182,150
   Accounts receivable  - oil and gas sales          981,468       344,972
   Accounts receivable  - joint interest and othe    997,774       543,771
   Accounts receivable from related parties               --        23,999
   Other                                             434,629       267,731
                                                 ------------  ------------
Total current assets                               4,979,926     4,956,268

Property and equipment:
   Oil and gas properties, at cost
      (full cost method)                          33,657,855    15,284,453
  Furniture, fixtures and equipment                  368,063       329,445
                                                 ------------  ------------
                                                  34,025,918    15,613,898

   Accumulated depreciation, depletion and
      amortization                                 4,190,700     2,501,047
                                                 ------------  -----------
Net property and equipment                        29,835,218    13,112,851

Other assets                                         601,755       677,056
                                                 ------------  ------------

Total assets                                     $35,416,899   $18,746,175
                                                 ============  ============

                            See accompanying notes.
                                       1

                         National  Energy  Group,  Inc.
                           Balance Sheets (continued)
                                                 September 30  December 31,
                                                     1995          1994
                                                 ------------  ------------
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable - trade                       $2,196,279      $820,377
   Accounts payable - revenue                        631,035       455,477
   Accounts payable - broker margin                1,011,355            --
   Accounts payable - other                           55,931        36,198
   Accrued interest on long-term debt                     --        79,917
   Current portion of other long-term liabilities      3,503         3,503
   Current portion of long-term debt               3,100,000            --
                                                 ------------  ------------
Total current liabilities                          6,998,103     1,395,472

Other long-term liabilities                           20,303        23,189
Long-term debt, less current portion               9,875,000     6,000,000

Stockholders' equity:
   Convertible preferred stock, $1.00 par:
      Authorized shares - 1,000,000
           Series B :
               Authorized shares - 100,000;
                 Issued shares - 52,500
                 Aggregate liquidation preference-
                 $5,250,000                           52,500        52,500
           Series C :
               Authorized shares - 80,000;
                 Issued shares - 40,000
                 Aggregate liquidation preference-
                 $4,000,000                           40,000            --
   Class A common stock $.01 par value:
      Authorized shares - 50,000,000
       Issued shares - 11,872,625 and 8,877,892 at
           September 30, 1995 and December 31,
           1994                                      118,726        88,779
   Class B common stock $.01 par value:
      Authorized convertible shares - 200,000
       Issued shares - 129,644 at December 31,
       1994                                               --         1,296
   Common stock issuable under asset acquisition
       agreement                                          --       136,035
   Additional paid-in capital                     21,440,482    13,626,116
   Unrealized gain(loss) on available-for-sale
      securities, net                               (206,354)      136,285
   Deficit                                        (2,921,861)   (2,713,497)
                                                 ------------  ------------
Total stockholders' equity                        18,523,493    11,327,514
                                                 ------------  ------------
Total liabilities and stockholders' equity       $35,416,899   $18,746,175
                                                 ============  ============

                            See accompanying notes.
                                       2

                                     National  Energy  Group,  Inc.
                                        Statements of Operations
                                                     Three months ended               Nine months ended
                                                        September 30,                    September 30,
                                                     1995        1994                  1995         1994
                                                  -----------  ---------            ----------   ----------
Revenue:
   Oil and gas sales                              $2,207,435    $843,612            $4,861,176   $2,272,896

Costs and expenses:
   Lease operating                                   425,279     330,544             1,138,244      835,092
   Oil and gas production taxes                      111,301      47,112               260,494      127,297
   Depreciation, depletion and
      amortization                                   853,286     178,749             1,727,535      494,895
   General and administrative                        390,423     200,439               914,666      572,883

                                                   1,780,289     756,844             4,040,939    2,030,167
                                                  -----------  ---------            ----------   ----------
Operating income                                     427,146      86,768               820,237      242,729
                                                  -----------  ---------            ----------   ----------
Interest expense                                    (307,572)   (139,405)             (636,414)    (358,720)
Interest income and other                             32,616      59,965                81,493       76,607
Gain on sale of marketable securities                 (3,131)     10,199               220,582       10,199
                                                  -----------  ---------            ----------   ----------

Income (loss) before income taxes                    149,059      17,527               485,898      (29,185)

Provision for income taxes                                --          --                    --           --
                                                  -----------  ---------            ----------   ----------
Income (loss) before extraordinary item              149,059      17,527               485,898      (29,185)

Extraordinary charge for early
   extinguishment of debt                                 --          --              (431,762)    (121,917)
                                                  -----------  ---------            ----------   ----------

Net income (loss)                                   $149,059     $17,527               $54,136    ($151,102)
                                                  ===========  =========            ==========   ==========

Preferred stock dividend requirements                236,250     125,000               511,875      163,355
                                                  -----------  ---------            ----------   ----------
Net loss applicable to common stockholders          ($87,191)  ($107,473)            ($457,739)   ($314,457)
                                                  ===========  =========            ==========   ==========


Loss per common share:
   Loss before extraordinary item                     ($0.01)     ($0.01)               ($0.00)      ($0.02)
                                                  ===========  =========            ==========   ==========
   Net loss                                           ($0.01)     ($0.01)               ($0.04)      ($0.04)
                                                  ===========  =========            ==========   ==========

Weighted average number of common
    shares outstanding                            11,845,404   8,970,365            10,306,685      8,452,259

                                                  ===========  =========            ==========   ============

                                          See accompanying notes.
                                                     3

                                                National Energy Group, Inc.
                                       Statement of Changes in Stockholders' Equity
                                           Nine months ended September 30, 1995
                                                                    Series B             Series C             Class A
                                                                Preferred Stock        Preferred Stock      Common Stock
                                                               -------------------    ----------------- -------------------
                                                               Shares      Amount     Shares     Amount   Shares    Amount
                                                               -------------------    ----------------- -------------------
Balance at December 31, 1994                                   52,500     $52,500          0         $0  8,877,892  $88,779
Common stock issued under asset purchase agreement               --          --          -          -      300,000    3,000
Common stock issued for compensation                             --          --          -          -       13,000      130
Change in unrealized gain (loss) on marketable securities        --          --          -          -
Dividends declared and paid on Series B preferred stock          --          --          -          -
Issuanced of preferred stock, Series C                           --          --       40,000     40,000
Common stock issued upon exercise of options                     --          --          -          -       40,000      400
Common stock issued upon exercise of warrants                    --          --          -          -      280,492    2,805
Common stock issued upon conversion of Class B                   --          --          -          -    1,296,440   12,964
Common stock issued for purchase of Oakhill                      --          --          -          -      612,301    6,123
Warrants issued for purchase of Oakhill                          --          --          -          -
Common stock issued for purchase of Mustang Island               --          --          -          -      352,500    3,525
Common stock issued to purchase Texas Gas Fund I
    interest in the Goldsmith Adobe Unit                         --          --          -          -      100,000    1,000
Payments for redemption of fractional shares                     --          --          -          -
Net income                                                       --          --          -          -
                                                               ------     -------     ------    ------- ---------- --------
Balance at September 30, 1995                                  52,500     $52,500     40,000    $40,000 11,872,625 $118,726
                                                               ======     =======     ======    ======= ========== ========

                                                                                      Common Stock                  Unrealized
                                                                 Class B              Under Asset    Additional     Available-
                                                               Common Stock           Acquisition     Paid-in        for-sale
                                                                  Shares     Amount    Agreement      Capital       Securities
                                                               ------------  -------  -----------   -----------   --------------
Balance at December 31, 1994                                     129,644      $1,296   $136,035     $13,626,116     $136,285
Common stock issued under asset purchase agreement                  --                 (136,035)        133,035         --
Common stock issued for compensation                                --                                   25,870         --
Change in unrealized gain (loss) on marketable securities           --                                              (342,639)
Dividends declared and paid on Series B preferred                   --                                                  --
Issuanced of preferred stock, Series C                              --                                3,945,319         --
Common stock issued upon exercise of options                        --                                   24,600         --
Common stock issued upon exercise of warrants                       --                                  427,994         --
Common stock issued upon conversion of Class B                  (129,644)     (1,296)                   (11,668)        --
Common stock issued for purchase of Oakhill                         --                                1,754,242         --
Warrants issued for purchase of Oakhill                             --                                  175,000         --
Common stock issued for purchase of Mustang Island                  --                                1,053,975         --
Common stock issued to purchase Texas Gas Fund I
    interest in the Goldsmith Adobe Unit                            --                                  286,500         --
Payments for redemption of fractional shares                        --                                     (501)        --
Net income                                                          --                                                  --
                                                               ------------  -------  -----------   -----------   -------------
Balance at September 30, 1995                                          0          $0         $0     $21,440,482     ($206,354)
                                                               ============  =======  ===========   ===========   =============

                                                                             Stockholders'
                                                                 Deficit        Equity
                                                               ------------  -------------
Balance at December 31, 1994                                   ($2,713,497)  $11,327,514
Common stock issued under asset purchase agreements                                   $0
Common stock issued for compensation                                             $26,000
Change in unrealized gain (loss) on marketable securities                      ($342,639)
Dividends declared and paid on Series B preferred                 (262,500)    ($262,500)
Issuanced of preferred stock, Series C                                        $3,985,319
Common stock issued upon exercise of options                                     $25,000
Common stock issued upon exercise of warrants                                   $430,799
Common stock issued upon conversion of Class B                                        $0
Common stock issued for purchase of Oakhill                                   $1,760,365
Warrants issued for purchase of Oakhill                                         $175,000
Common stock issued for purchase of Mustang Island                            $1,057,500
Common stock issued to purchase Texas Gas Fund I                                      $0
    interest in the Goldsmith Adobe Unit                                        $287,500
Payments for redemption of fractional shares                                       ($501)
Net income                                                          54,136       $54,136
                                                               ------------  -------------
Balance at September 30, 1995                                  ($2,921,861)  $18,523,493
                                                               ============  =============

                                                    See accompanying notes.
                                                               4

                         National  Energy  Group,  Inc.
                            Statements of Cash Flows
                    For the Nine Months Ended September 30,
                                                     1995         1994
                                                 -----------  -----------
Operating activities:
  Net loss                                           $54,136   ($151,102)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation, depletion and amortization     1,727,535     494,895
      Amortization of deferred compensation           31,232      33,117
      Extraordinary charge for early
        extinguishment                               431,762     121,917
      Restricted stock grants                          3,499      64,290

      Changes in operating assets & liabilities:
        Accounts receivable                       (1,093,942)     69,548
        Other current assets                        (194,307)   (115,269)
        Accounts payable and accrued liabilities   1,505,966    (290,408)
        Accounts receivable and payable with
          related parties                             23,999          --
                                                 ------------ -----------
Net cash provided by operating activities          2,485,185     226,988

Investing activities:
  Oil and gas acquisition, exploration, and
     development expenditures                    (15,146,741) (1,428,088)
  Purchases of furniture, fixtures and equipment     (38,618)    (37,718)
  Proceeds from sales of oil and gas properties       69,306      73,000
  Purchases of marketable securities              (2,917,659)         --
  Sales of marketable securities                   1,892,447          --
  Dividend payments on preferred stock              (262,500)    (14,705)
  Purchase of other long-term assets                 (11,000)         --
  Other                                               (3,795)     45,760
                                                 ------------ -----------
Net cash used in investing activities            (16,418,560) (1,361,751)

Financing activities:
  Proceeds from exercise of stock options             25,000      32,813
  Proceeds from exercise of stock warrants           430,799          --
  Proceeds from issuance of preferred stock,
    Series B                                              --   4,436,372
  Proceeds from issuance of preferred stock,
    Series C                                       3,980,343          --
  Proceeds from issuance of long-term debt,
    net of costs                                  13,185,498   5,691,366
  Repayments of long-term debt                    (6,597,282) (4,277,571)
  Proceeds from broker margin account              1,011,355          --
  Payments for redemption of fractional shares          (486)       (477)
                                                  ----------- -----------
Net cash provided by financing activities         12,039,922   5,882,503

Increase (decrease) in cash and cash equivalents  (1,893,453)  4,747,740
Cash and cash equivalents at beginning of period   2,593,645     161,464
                                                  ----------- -----------
Cash and cash equivalents at end of period          $700,192  $4,909,204
Supplemental cash flow information:
   Interest paid in cash                            $716,331    $311,573
                                                  =========== ==========

                                                    See accompanying notes.
                                                               5

                          National Energy Group, Inc.

                         Notes to Financial Statements
                          September 30, 1995 and 1994


1.   Basis of Presentation

  In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of National Energy Group, Inc. (the "Company") as of September 30, 1995, the related results of operations for the three and nine month periods ended September 30, 1995 and 1994 and cash flows for the nine month periods ended September 30, 1995 and 1994.

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

  The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These costs totalled $85,616 for the nine months ended September 30, 1995, and such costs were $77,358 for the nine months ended September 30, 1994.

  Fees from overhead charges billed to working interest owners of $100,515 and $126,907 for the nine months ended September 30, 1995 and 1994, respectively, have been classified as a reduction of general and administrative expenses in the accompanying statements of operations.

  Certain previously reported amounts have been reclassified to conform with the 1995 presentation.

  Primary earnings (loss) per common and common equivalent share data is computed by dividing net income (loss) adjusted for preferred stock dividend requirements by the weighted average number of common and common equivalent shares outstanding during each period. Shares issuable upon exercise of options and warrants are included in the computation of earnings per common and common equivalent share to the extent they are dilutive. Fully diluted earnings
(loss) per share computations also assume conversi on of the Company's preferred stock if such conversion has a dilutive effect.

  For the nine months ended September 30, 1995 and 1994, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, the loss per share calculations for such periods are based on the weighted average number of common shares outstanding for the period.

Marketable Securities

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Adoption of FAS 115 had no effect on the Company's financial position at January 1, 1994.

  The Company's marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

  The following is a summary of available-for-sale securities at September 30, 1995:

-------------------------------------------------------------------------------

                                       Gross         Gross
                         Cost       unrealized    unrealized        Estimated
                                       gains        losses          fair value
-------------------------------------------------------------------------------

Common stocks         $2,072,217      $4,147        $210,501        $1,865,863

===============================================================================


  During the nine months ended September 30, 1995, the Company sold available-for-sale securities with a fair value at the date of sale of $2,111,892. The gross realized gains and gross realized losses on such sales totaled $223,713 and $3,131, respectively.

  The marketable securities are comprised of oil and gas companies that the Company may have an interest in acquiring. The common stock of one oil and gas company accounted for 66.8% of the estimated fair market value of the total marketable securities at September 30, 1995.

2.  Acquisitions

  In April 1995, the Company consummated the purchase of a 100% working interest (77% net revenue interest) in State of Texas Lease No. 69153 and the State Tract 901-S Field, Nueces County, Texas ("Mustang Island"). The purchase was directly from LLOG

Production Company and was accomplished through an assignment of contract rights from Sierra Mineral Development, L.C. The Company paid $900,000 cash and delivered 352,500 shares of Class A Common Stock ("Common Stock"). The cash portion was funded from available cash.

  In June 1995, the Company completed the acquisition of producing gas properties in the Oak Hill Field in Rusk County, Texas ("Oak Hill") from Sierra 1994 I Limited Partnership ("Sierra"). The consideration paid by the Company to Sierra for the Oak Hill acquisition consisted of $7,200,000 in cash, 612,311 shares of the Company's Common Stock and Warrants to purchase 200,000 shares of Common Stock at a puchase price of $2.00 per share. The cash portion of the acquisition was funded primarily by the Company's new reducing, revolving credit facility with Bank One, Texas, N.A. ("Bank One").

  In addition, in June 1995, the Company completed the acquisition of producing oil and gas properties in Eddy County, New Mexico from Enron Oil and Gas Company ("Enron"). The acquisition consists of six gas wells and two oil wells, which contain approximately 4 billion cubic feet of gas equivalent. The
Company will be the operator of a majority of the properties. The consideration given for the acquisition was $2,119,295 in cash. This acquisition was funded by the Company's new credit facility with Bank One and available cash.

  The Mustang Island, Oak Hill and Enron acquisitions are hereinafter collectively referred to as "the Acquisitions".

3.  Long-Term Debt

  In June 1995, the Company consummated a $33,000,000 reducing revolving line of credit facility (the "Facility") with Bank One, Texas, N.A. ("Bank One"). The initial funding was $15,500,000, of which $12,500,000 was drawn upon. The initial advance was used to purchase the Oak Hill and Enron properties (see
Note 2), to pay off the Company's credit facility with Texas Gas Fund I and for closing fees. In addition, the Company issued 100,000 shares of Common Stock to Texas Gas Fund I to reduce their Net Profits Interest in the Goldsmith Adobe Unit ("GAU") in Ector County, Texas. In the future, the Facility will be used for the further development of the GAU and certain other properties and for acquisitions and limited exploration.

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

  The Revolving Note has a maturity date of June 30, 1999 and the Advance Note has a maturity date of June 30, 1996. Payment of the Advance Note is subordinated to payment of the Revolving Note. Beginning July 31, 1995, the Company began to make required monthly payments of $175,000 (which amount can be redetermined semi-annually by Bank One). At September 30, 1995, the Company had $11,975,000 outstanding under the Revolving Note and $1,000,000 outstanding under the Advance Note. Subsequent to September 30, 1995, the Company borrowed the remaining $2,000,000 available under the Advance Note.

  The Facility contains restrictive and affirmative covenants and required maintenance of certain financial ratios. Under the Facility with Bank One, the Company is required to maintain a minimum current ratio (excluding current maturities of the Facility), debt service ratio and total liabilities to total equity ratio. In addition, maximum amounts of debt under the Facility are allowed based on the present value of the Company's oil and gas properties. Further, the Facility contains restrictions pertaining to cash dividends, mergers and indebtedness to purchase equity securities. At September 30, 1995, the Company was not in violation of any covenants of the Facility.

4.  Stockholders' Equity

  On June 3, 1994, the Company consummated the sale of $5,000,000 of the Company's 10% Cumulative Convertible Preferred Stock, Series B ("Series B"), which was privately placed with certain investment partnerships (the "Series B Purchasers"). Fifty thousand shares of Series B were sold by the Company at $100.00 per share. The Series B is convertible into shares of the Company's Common Stock at a conversion price of $1.625 per share of Common Stock. The Series B has a liquidation and dividend preference over the common stock. The Series B has a 10% dividend, payable semi-annually. The Company has the option to make six dividend payments in shares of Series B; after the sixth such payment, the Series B Purchasers have the option to receive additional dividends in shares of Series B or to accrue such dividends in cash. If the Company makes four dividend payments in shares of Series B, the Series B Purchasers have the right to appoint one-third of the members of the Company's Board of Directors. The Series B is redeemable by the Company between one year and three years from June 3, 1994, at $110.00 per share and, thereafter, at $100.00 per share, plus accrued and unpaid dividends; provided, however, that the Company cannot redeem any shares of Series B unless and until all outstanding shares of the Series C have been redeemed by the Company. The holders of Series B currently have the right to appoint one member to the Company's Board of Directors. As a result of a dividend of Series B, there are 52,500 shares of Series B outstanding at September 30, 1995.

  The Series B requires that dividends be paid on the Series B before any dividends are paid on common stock. The holders of Series B are entitled to one vote for each share as to matters upon which by law they are entitled to vote as a class, and the approval of a

PAGE>



majority of the Series B, voting separately as a class, is required to make changes to the Company's Certificate of Incorporation or By-Laws which adversely affect the Series B, to issue preferred stock equal to or senior to the Preferred Stock as to dividends or liquidation, or, subject to certain exceptions, to effect an extraordinary transaction that requires a vote of the Company's stockholders. As a result, a class vote of the holders of Series B would be required for the Company to merge or be acquired and may therefore delay, deter, or prevent a change in control of the Company.

  In June 1995, the Company consummated the sale of $4,000,000 of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series C ("Series C"), which was privately placed with certain investment partnerships (the "Series C Purchasers"). The Series B Purchasers and the Series C Purchasers are the same entities. Forty thousand shares of Series C were sold by the Company at $100.00 per share, and the Series C is convertible into shares of the Company's Common Stock at a conversion price of $2.00 per share of Common Stock.

  The Series C has a liquidation and dividend preference over common stock, and is parity stock to the previously issued Series B. The Series C has a 10 1/2% dividend, payable semi-annually. The Company has the option to make six dividend payments in shares of Series C; after the sixth such payment, the Series C Purchasers have the option to receive additional dividends in shares of Series C or to accrue such dividends in cash. If the Company makes four dividend payments in shares of Series C, the Series C Purchasers (voting as a class with other affected series of preferred stock with similar voting rights) have the right to appoint one-third of the members of the Company's Board of Directors; provided, however, that if the holders of Series B are presently entitled to a similar right, then the holder of Series C shall have no such right until the right of the holders of Series B terminates. The Series C is not redeemable by the Company for two years; between two years and three years from June 14, 1995, the Series C is redeemable at $110.00 per share and, thereafter, at $100.00 per share, plus accrued and unpaid dividends. No shares of Series B shall be redeemed by the Company unless and until all outstanding shares of Series C have been redeemed by the Company. The holders of the Series C currently have the right to appoint one member to the Company's Board of Directors. Dividends on Series C are required to be paid before dividends can be paid on common stock.

  The holders of Series C are entitled to one vote for each share as to matters upon which by law they are entitled to vote as a class, and the approval of a majority of the holders of Series C, voting separately as a class, is required to make changes to the Company's Certificate of Incorporation or By-Laws which adversely affect the Series C, to issue preferred stock equal to or senior to the Series C as to dividends or liquidation or subject to certain exceptions, to effect an extraordinary transaction that requires a vote of the Company stockholders. As a result, a class vote of the holders of Series C, as well as the Series B, would be required for the Company to merge or be acquired and may therefore delay, deter, or prevent a change in control of the Company.

  In connection with the early extinguishment of the Texas Gas Fund I loan, the Company issued 100,000 shares of Common Stock to reduce Texas Gas Fund I's Net Profits Interest in the GAU.

  In June 1995, as a result of the Company's proven crude oil and natural gas reserves reaching a value in excess of $25,000,000, the 129,644 shares of Class B common stock outstanding at December 31, 1994 were converted into 1,296,440 shares of Common Stock, in accordance with the terms of the Class B.

  Common stock issuable under asset acquisition agreement outstanding at December 31, 1994 represented additional consideration related to the TriSearch Asset Acquisition. In January 1995, 300,000 shares of Common Stock were issued in final satisfaction of this obligation.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources
-------------------------------

  In June 1995, the Company consummated a $33,000,000 reducing revolving line of credit facility (the "Facility") with Bank One, Texas, N.A. ("Bank One"), which is fully described in Note 3 to these financial statements. The Facility consists of a Revolving Note of up to $30,000,000, with an interest rate of prime plus 1% (subject to reduction in certain circumstances) or LIBOR plus 3.75% (subject to reduction in certain circumstances), and an Advance Note of up to $3,000,000 (primarily for the development of GAU) at a rate of prime plus 4%. At September 30, 1995, the Company had $11,975,000 outstanding under the Revolving Note and $1,000,000 outstanding under the Advance Note. Subsequent to September 30, 1995, the Company borrowed the remaining $2,000,000 under the Advance Note.

  On June 3, 1994, the Company consummated the sale of $5,000,000 of the Company's 10% Cumulative Convertible Preferred Stock, Series B ("Series B") which was privately placed with certain investment partnerships (the "Series B Purchasers"). Fifty thousand shares of Series B were sold by the Company at $100.00 per share, and the Series B is convertible into shares of the Common Stock at a conversion price of $1.625 per share of Common Stock. The Company received $4,436,732 in net proceeds from the sale of the Series B (see Note 4).

  Proceeds from the offering of Series B were used to purchase additional interests in the GAU and to recomplete, enhance and exploit the GAU as well as certain of the Company's other properties. The proceeds also were used for the acquisition of producing properties and for exploration drilling.

  In June 1995, the Company consummated the sale of $4,000,000 of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series C ("Series C"), which was privately placed with certain investment partnerships (the "Series C Purchasers"). Forty thousand shares of Series C were sold by the Company at $100.00 per share, and the Series C is convertible into shares of the Company's Common Stock at a conversion price of $2.00 per share of Common Stock. The Series B Purchasers and the Series C Purchasers are the same entities.

  Some of the proceeds from the offering of Series C have been used to develop the GAU, to recomplete, enhance and exploit certain of the Company's other selected properties and for the acquisition of producing properties. Also, a portion of the proceeds have been used to purchase the securities of oil and gas companies that the Company may have an interest in acquiring.

  The Company's strategy is to continue to acquire oil and gas properties, to enhance and exploit existing properties for reserves and to engage in limited exploratory drilling. Subject to sufficient funding (and, in particular, additional advances under the Facility) the Company expects to incur approximately $5,000,000 in capital expenditures over the next twelve months to continue to drill development wells and enhance and exploit wells on its primary property, the GAU. The Company spent approximately $1,970,000 and $4,530,925 in capital expenditures to enhance and exploit various wells for the year ended December 31, 1994 and the nine months ended September 30, 1995, respectively. The majority of anticipated costs for development of the GAU, acquisitions of additional oil and gas properties and drilling and enhancement projects are expected to be funded by existing working capital and additional advances under the Facility.

  Cash flow provided by operating activities increased during the nine months ended September 30, 1995, as compared to 1994. Net cash provided from operating activities totalled $2,489,880 for the nine months ended September 30, 1995, as compared to $226,988 for the same period in 1994. This increase was due principally to the increased production from the six new GAU wells drilled and completed during 1994 and the nine new GAU wells drilled and completed during the nine months ended September 30, 1995 (hereinafter referred to as the "New GAU Wells"), and the increased production related to the Acquisitions (see
Note 2 to these financial statements for information on the Acquisitions).

  The Company's cash and cash equivalent position decreased by $1,893,453 from December 31, 1994 to September 30, 1995, due primarily to the purchase of marketable securities, development of the GAU and the Acquisitions.

  The Company's working capital deficit at September 30, 1995 was $2,018,177, as compared to working capital of $3,560,796 at December 31, 1994, which reflects a decrease in working capital of $5,578,973 for the nine months ended September 30, 1995. This decrease in working capital is primarily attributable to the inclusion of the current portion of the Facility with Bank One which totals $3,100,000.

Results of Operations
---------------------
Nine Months Ended September 30, 1995 and 1994
---------------------------------------------

  The Company's oil and gas sales increased 113.9% to $4,861,176 for the nine month period ended September 30, 1995, as compared to the same period in 1994. This increase in oil and gas sales was the result of the Company's increased production due to the Acquisitions discussed in Note 2 and the New GAU Wells. In addition, the increase in sales is also attributable to a 9.3% increase in average oil prices, partially offset by a 19.3% decrease in gas prices.

  During the nine month period ended September 30, 1995, the Company sold 176,591 barrels of oil and 1,065,037 Mcf of gas, as compared to 84,313 barrels of oil and 440,905 Mcf of gas for the comparable 1994 period, which represents a 109.4% increase in oil production and a 141.6% increase in gas production. The average price received for oil sold increased for the nine months ended September 30, 1995 compared to the same period in 1994 ($17.24 per barrel in 1995 versus $15.78 in 1994, representing a 9.3% increase). The average price received for gas sold for the nine months ended September 30, 1995 decreased from the same period in 1994 ($1.71 per Mcf in 1995 versus $2.12 per Mcf in 1994, representing a 19.3% decrease).

  The decrease in lease operating expense as a percentage of sales (23.4% for the nine months ended September 30, 1995 as compared to 36.7% for the same 1994 period) is primarily due to the increased production from the New GAU Wells and the Acquisitions, both of which have significantly lower lease operating expenses than the Company's previous average.

  The increase in depreciation, depletion and amortization is due to increased depletion resulting from the additional production from the New GAU Wells and the Acquisitions.

  The increase in general and administrative expense is largely the result of increased staffing requirements related to the development of the GAU and the Acquisitions, combined with an increase in the levels of operations as a result of the Company's improved financial condition.

  The Company posted operating income of $820,237 during the nine month period ended September 30, 1995, as compared to operating income of $242,729 during the same period in 1994. The increase in operating income for the nine months ended September 30, 1995 was due to the Company's increased production primarily from the New GAU Wells, and the Acquisitions, and higher oil prices, offset in part by lower gas prices, higher general and administrative costs and an increase in depreciation, depletion and amortization.

  The Company reported net income before extraordinary item for the nine months ended September 30, 1995 of $485,898 as compared to a net loss before extraordinary item of $29,185 for the same period in 1994, which is a result of higher operating profit and a gain on sale of marketable securities offset, in part by increased interest expense.

  The Company reported net income of $54,136 for the nine months ended September 30, 1995 as compared to a net loss of $151,102 for the 1994 period. The net income for the nine months ended September 30, 1995 was decreased by an extraordinary charge of

$431,762 for the early extinguishment of the Texas Gas Fund I loan which was paid off out of the proceeds from the Facility.

Results of Operations
---------------------
Three Months Ended September 30, 1995 and 1994
----------------------------------------------

  The Company's oil and gas sales increased 161.7% to $2,207,435 for the three month period ended September 30, 1995, as compared to the same period in 1994. The increase in oil and gas sales for the quarter from 1994 to 1995 was directly the result of the increased production due to the Acquisitions and the New GAU Wells, offset in part by a 3.6% decrease in average oil prices, and a 28.8% decrease in average gas prices.

  During the three month period ended September 30, 1995, the Company sold 81,489 barrels of oil and 555,981 Mcf of gas, as compared to 29,687 barrels and 152,988 Mcf for the comparable 1994 period, which represent a 174.5% increase in oil production and a 263.4% increase in gas production. The average price received for gas sold during the three months ended September 30, 1995 decreased from the same period for 1994 ($1.56 per Mcf in 1995 versus $2.19 per Mcf in 1994, representing a 28.8% decrease), and the average price received for oil sold decreased for the three months ended September 30, 1995 from the same period in 1994 ($16.64 per barrel in 1995 versus $17.26 in 1994, representing a 3.6% decrease).

  The decrease in lease operating expense as a percent of sales (19.3% for the three months ended September 30, 1995 as compared to 39.2% for the same 1994 period) is due primarily to the increased production from the New GAU Wells and the Acquisitions, both of which have significantly lower lease operating expenses than the Company's previous average.

  The increase in depreciation, depletion and amortization is due to increased depletion resulting from the additional production from the New GAU Wells and the Acquisitions.

  The increase in general and administrative expense is largely the result of increased staffing requirements related to the development of the GAU and the Acquisitions, combined with an increase in the levels of operations as a result of the Company's improved financial condition.

  The Company posted operating income of $427,146 during the three month period ended September 30, 1995, as compared to operating income of $86,768 during the same period in 1994. The increase in operating income for the period ended September 30, 1995 was due to increased production from the New GAU wells and the Acquisitions, offset in part by an increase in depreciation, depletion and amortization, an increase in general and administrative expenses and lower oil and gas prices.

The Company reported net income for the three months ended September 30, 1995 of $149,059 as compared to net income of $17,527 for the same period in 1994. The increase was directly the result of the increase in operating profit, offset by higher interest expense.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  On August 31, 1995, R. E. Steakley and N. M. Steakley filed a lawsuit in the District Court of Harris County, Texas against Amoco Production Company, Phillips Petroleum Company, the Company and others. The lawsuit alleges certain environmental claims and related tortious and contractual claims. The plaintiffs seek unspecified damages which include remediation and various tortious and contractual damages.

  The Company believes that it is operating in compliance with applicable environmental laws and regulations and that the ultimate resolution of the lawsuit will not have a material effect on the Company's financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)    Exhibits required to be furnished.

     (1) The Agreement of Merger, dated December 17, 1990, by and among the Company, Big Piney Oil and Gas Company, VP Oil, Inc., Big Piney Acquisition Corp. and VP Acquisition Corp., has been filed as Appendix A to Company's Registration Statement on For m S-4 (No. 33-38331), dated April 23, 1991. The Asset Purchase and Sale Agreement, dated as of February 7, 1992, among the Company, TriSearch Inc. and certain other parties, and the Addendum to Asset Purchase and Sale Agreement among the Company, TriSearch Inc. and certain other parties, have been filed as Exhibits 10.5 and 10.6, respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1991. The Purchase Agreement, dated March 12, 1993, by and among the Company, OilSearch Leasing Partners, Ltd. ("Leasing"), OilSearch Acquisition Group One, Ltd., ("Acquisition"), and the various limited partners of Leasing and Acquisition has been filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992. The Asset Purchase and Sale Agreement, dated as of December 30, 1993, between the Company and Bligh Petroleum, Inc. has been filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993. The Agreement for Purchase and Sale (Oak
Hill), dated April 12, 1995, between the Company and Sierra 1994 I Limited Partnership, and the Agreement for Purchase and Sale (Mustang Island), dated April 20, 1995, between the Company and Sierra Mineral Development L.C ., have been filed as Exhibits 10.1 and 10.2, respectively, to the Company's Current Report on Form 8-K, dated July 17, 1995, and the Purchase and Sale Agreement, dated as of March 29, 1995, between the Company and Enron Oil and Gas Company has been filed as Exhibit 10.3 to such Current Report. The Company's Certificate of Incorporation, as amended, has been filed as Exhibit 4.1 to the Company's Registration Statement, as amended, dated July 27, 1994 (File No. 33-81172). The Certificate of Designations of National Energy Group, Inc. of 10% Cumulative Convertible Preferred Stock, Series B has been filed as Exhibit
10.4 to the Company's Current Report on Form 8-K, dated June 13, 1994. The Certificate of Designations of National Energy Group, Inc. of 10 1/2% Cumulative Convertible Preferred Stock, Series C has been filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, dated July 17, 1995. The Loan Agreement, dated June 30, 1995 between National Energy Group, Inc. and Bank One, Texas, N.A., has been filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated July 17, 1995. The Stock Purchase Agreement, dated as of June 14, 1995, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne, Anderson Nontraditional Investments L.P., and Opportunity Associates L.P. has been filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, dated July 17, 1995. The Stock Purchase Agreement, dated as of June 2, 1994, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne, Anderson Nontraditional Investments L.P., and Opportunity Associates L.P. has been filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated June 13, 1994.

     (2) The Financial Data Schedule, for the nine months ended September 30, 1995, is filed as Exhibit 27 attached hereto (applicable to Edgar filings only).

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

  On September 14, 1995, the Company filed a Current Report on Form 8-K/A No. 1 which substituted an "Item 7 - Financial Statements and Exhibits" for the Item 7 in the July 17, 1995 report, and provided the required financial statements and proforma financial information for the acquired assets.

                                   SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          NATIONAL ENERGY GROUP, INC.
                                  (Registrant)


Date:  November 14, 1995               By: /s/ Miles D. Bender
                                          --------------------------------------
                                           Miles D. Bender
                                           President and Chief Executive Officer



Date:  November 14, 1995               By: /s/ Robert A. Imel
                                          --------------------------------------
                                           Robert A. Imel
                                           Chief Financial Officer



Date:  November 14, 1995               By: /s/ Melissa H. Rutledge
                                          -------------------------------------
                                           Melissa H. Rutledge
                                           Controller and
                                           Chief Accounting Officer