Form 10KSB
period 1995-12-31
NATIONAL ENERGY GROUP INC
filed 1996-04-01
CIK 870756

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-KSB

[ X ]           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                For the Fiscal Year Ended December 31, 1995
                                    or
[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
           For the transition period from _______ to __________

                      Commission File Number 0-19136

                        NATIONAL ENERGY GROUP, INC.
              (Name of small business issuer in its charter)

              Delaware                        58-1922764
     (State or other jurisdiction          (I.R.S. Employer
   of incorporation or organization)      Identification No.)

4925 Greenville Ave., Ste. 1400, Dallas, TX      75206
(Address of principal executive offices)      (Zip Code)

                 Issuer's telephone number: (214) 692-9211

   Securities Registered Under Section 12 (b) of the Exchange Act:  None

     Securities Registered Under Section 12 (g) of the Exchange Act:

                              Title of Class
              Class A Common Stock, Par Value $.01 Per Share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   X

The issuer's revenues for its most recent fiscal year were $7,858,316.

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the Registrant, as of March 25, 1996 (based upon the last sales price of $2.88, as reported by NASDAQ) was $27,399,185.

As of March 25, 1996, Registrant had outstanding 12,056,532 shares of Class A Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated by reference from Registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders (to be filed with the Commission not later than April 29, 1995).

                          National Energy Group, Inc.
                              Index to Form 10-KSB

PART I...................................................................3
    ITEMS 1 AND 2.   DESCRIPTION OF BUSINESS AND PROPERTIES..............3
       The Company.......................................................3
       Business..........................................................3
       General...........................................................3
       Recent Developments...............................................4
       Oil and Gas Reserves..............................................5
       Principal Areas of Operations.....................................7
       Oil and Gas Production............................................7
       Productive Well Summary...........................................8
       Production Economics..............................................9
       Acreage..........................................................10
       Drilling Activity................................................11
       Employees........................................................11
       Markets..........................................................11
       Regulation - Oil and Gas Production..............................12
       Environmental Regulation.........................................12
       Title to Oil and Gas Properties..................................13
       Production and Sales Prices......................................13
       Lease Interests..................................................13
       Control Over Production Activities...............................14
       Facts Beyond the Company's Control...............................14
       Operational Hazards..............................................14
       Competition......................................................14
       Office Space and Other...........................................15
    ITEM 3.   LEGAL PROCEEDINGS.........................................15
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........15
PART II.................................................................16
    ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS........................................16
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
             OF OPERATIONS..............................................17
       Overview.........................................................17
       Results of Operations............................................17
          1995 Compared with 1994.......................................18
       Liquidity and Capital Resources..................................19
       Changes in Prices and Inflation..................................21
    ITEM 7.  FINANCIAL STATEMENTS.......................................22
   ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..........................22
PART III................................................................23
    ITEMS 9. THROUGH 13.................................................23
SIGNATURES..............................................................27
FINANCIAL STATEMENTS...................................................F-1
EXHIBIT INDEX...........................................................29
GLOSSARY................................................................35
FINANCIAL DATA SCHEDULE

                                     PART I

ITEMS 1 AND 2.       DESCRIPTION OF BUSINESS AND PROPERTIES
                     --------------------------------------

                                  The Company
                                  ----------

    National Energy Group, Inc. (the "Company") was incorporated under the laws of the state of Delaware on November 20, 1990. Effective June 11, 1991, Big Piney Oil and Gas Company ("Big Piney") and VP Oil, Inc. ("VP") merged with and into the Company.

    Since September 1, 1995, the Company's Class A Common Stock ("Common Stock") has been trading on the NASDAQ National Market System. The Common Stock previously traded on the NASDAQ Small Cap Market. The Company's symbol is "NEGX".

    The Company's administrative offices are located at 4925 Greenville Ave., Ste. 1400, Dallas, Texas 75206, and its telephone number is (214) 692-9211.

                                    Business
                                    --------

General

    The Company is engaged in oil and natural gas exploration, production and development, and owns an interest in 204 producing properties, of which, 142 are operated by the Company. The Company's principal properties include the Goldsmith Adobe Unit (the "GAU") and Oak Hill, both of which are located in Texas, and Mustang Island located in offshore Nueces County, Texas. The Company does not refine or otherwise process any of its products. The Company primarily sells its oil at the lease to various oil companies and sells its natural gas to gas companies through pipelines located near its gas producing properties.

    At December 31, 1995, the Company's proved reserves, as estimated by Netherland, Sewell & Associates, Inc. ("Netherland & Sewell"), independent petroleum engineers, were estimated to be 9,065,928 BOE, consisting of 3,921,076 barrels of oil and 30,869,112 Mcf of natural gas. Also, at December 31, 1995, the present value of estimated future net cash flows, before income taxes and discounted at 10% ("PV 10%"), from the Company's proved reserves was $36,278,600, with approximately 49.6% attributable to the GAU, 31.9% attributable to Oak Hill and 7.2% attributable to Mustang Island. At the same date, the Standardized Measure was $32,127,101, as estimated by the Company.

    Management intends to pursue various strategies for increasing the Company's oil and gas reserves and production, obtaining higher prices for its production and reducing its costs of production.

    The strategies for increasing reserves and production include additional development of the GAU, Oak Hill and Mustang Island and certain other properties, the enhancement and exploitation of the Company's other existing properties, acquisitions of producing oil and gas properties, acquisitions of companies with oil and gas production and exploratory drilling. The Company anticipates funding additional development of the GAU, Oak Hill, Mustang Island and certain other properties primarily from advances under its current credit facility. Acquisitions may be funded through borrowings under the current credit facility, the issuance of new debt and/or equity securities, currently available cash and/or internally generated funds. However, there can be no assurances that such sources of funds will actually be available to fund future acquisitions.

    In an effort to reduce the effects of the volatility of the price of gas on the Company's operations, in December 1995 the Company began hedging gas prices through the use of commodity price and basis swap agreements. The use of these agreements allows the Company to fix the price to be received for specified volumes of products to the commodity swap price less the basis swap price. The Company does not hold or issue financial instruments for trading purposes. See Note 7 of Notes to Financial Statements.

    During 1995 and the first quarter of 1996, the Company expanded its areas of concentration to include offshore oil and gas properties and exploratory drilling. In particular, the Company has recently purchased interests in 8 wells and 3 leases in offshore Nueces County, Texas in the Mustang Island. The Company expects to engage in development and exploratory drilling on the Mustang Island. In addition, during 1996, the Company has participated in the drilling of 3 exploratory wells in Texas and Louisiana, 2 of which were dry and the third resulted in a junked hole after logging a productive interval. This well will be redrilled during 1996. The Company expects offshore and exploratory prospects to become a more important part of its business in the future.

    Periodically, management will review the Company's properties and attempt to dispose of its lower value and marginal properties.

    In the event that major changes occur in hydrocarbon pricing or any other unforeseen event occurs, or if the Company's financial condition changes materially, management of the Company will reevaluate its business strategy.

Recent Developments

    In December 1993, the Company completed the acquisition of an additional 63.8% working interest in the GAU from Bligh Petroleum, Inc. ("Bligh") for $2,775,000 in cash and 900,000 shares of Common Stock. During 1994, the Company acquired an additional 17.0% working interest in the GAU for $584,095 in cash. As a result of the 1993 and 1994 acquisitions, the Company now holds a 91.8% working interest in the GAU.

    In April 1995, the Company completed the acquisition of a producing oil and gas property in Mustang Island in offshore Nueces County, Texas ("Mustang Island") from Sierra Mineral Development, L.C. and LLOG Production Company (the Company assumed Sierra Mineral Development, L.C.'s contractual rights and obligations with LLOG). Consideration for Mustang Island consisted of $900,000 in cash and 352,000 shares of Common Stock.

    In June 1995, the Company completed the acquisition of producing gas properties in the Oak Hill Field in Rusk County, Texas ("Oak Hill") from Sierra 1994 I Limited Partnership ("Sierra") for $7,200,000 in cash and 612,311 shares of Common Stock and warrants to purchase 200,000 shares of Common Stock at $2.00 per share.

    In June 1995, the Company completed the acquisition of producing oil and gas properties in Eddy County, New Mexico from Enron Oil and Gas Company (the "Enron Properties"). Consideration for the Enron Properties consisted of $2,119,295 in cash.

    In June 1995, the Company consummated a $33,000,000 reducing revolving line of credit facility (the "Facility") with Bank One Texas, N.A. ("Bank One"). The initial advance of $12,500,000 was used to pay off the Company's credit facility with Texas Gas Fund I, to purchase Oak Hill and the Enron Properties and for closing fees. Subsequent advances have been used for development of the GAU, other acquisitions of oil and gas properties and exploratory drilling. At December 31, 1995, the Company had $19,975,000 outstanding under the Facility. The Facility is more fully described in
Note 3 of Notes to Financial Statements.

    Also, in June 1995, the Company consummated the sale of $4,000,000 of the Company's 10-1/2% Cumulative Convertible Preferred Stock, Series C ("Series C"), which was privately placed with affiliates of Kayne, Anderson Investment Management, Inc. of Los Angeles, California. Forty thousand shares of Series C were sold by the Company at $100.00 per share, and the Series C is convertible into shares of the Company's Common Stock at a conversion price of $2.00 per share of Common Stock. See Note 5 of Notes to Financial Statements.

    On December 29, 1995, the Company and Alexander Energy Corporation ("Alexander") signed a letter of intent providing for the merger of Alexander and the Company. The letter of intent was subject to, among other conditions, the execution of a definitive merger agreement by February 15, 1996. On February 15, 1996, the Company and Alexander extended the time to sign a definitive merger agreement to April 10, 1996. On March 25, 1996, the Company and Alexander modified the terms of the letter of intent to reduce the original exchange ratio from 1.8 to 1.7 shares of the Company's Common Stock for each share of Alexander common stock.

    Accordingly, the merger between the Company and Alexander is subject to the execution of a definitive merger agreement, satisfactory due diligence and other material conditions. Therefore, the merger may or may not be consummated.

    In January 1996, the Company completed the acquisition of oil and gas properties in Mustang Island in offshore Nueces County, Texas from C/A Limited, Chartex Petroleum Company and Petrotex Engineering Company (the "CA Acquisition"). The acquisition includes interests in five wells, and a pipeline and separation facility related to Mustang Island. The properties have proved reserves with a PV10% of approximately $1,400,000. The
Company operates these properties. The consideration for this acquisition consisted of 140,857 shares of the Company's Common Stock and $675,000 in cash. The cash portion of the acquisition was funded out of the Company's working capital and advances under the Facility.

    In February 1996, the Company completed the acquisition of two oil and gas wells on one offshore block, interests in five other offshore blocks, and a related production platform and equipment in Mustang Island in offshore Nueces County, Texas from UMC Petroleum Corporation (the "UMC Acquisition"). The acquired interests have proved reserves with a present value discounted at 10% (PV10%) of approximately $1,600,000. The Company operates these properties. The Company paid UMC Petroleum Corporation $1,500,000 in cash. The acquisition was funded primarily through borrowing under the Facility.

Oil and Gas Reserves

    The estimated reserves and related future net revenues are based on reports prepared by the following independent petroleum engineers:
Netherland, Sewell & Associates, Inc. for the year ended December 31, 1995, and by Roebuck Associates of Dallas, Texas for the years ended December 31, 1994 and 1993. All such reserves are located in the United States. These reserve reports have been prepared using constant prices and costs in accordance with the guidelines of the Securities and Exchange Commission ("SEC"). All of the Companies oil and gas reserves are pledged to Bank One pursuant to the Facility.

        The Company has not filed any estimates of proved oil and gas reserves with any federal authority or agency other than with the SEC.

        The net weighted average prices used in the Company's reserve reports at December 31, 1995, 1994 and 1993 were $18.71, $16.59 and $13.03 per barrel of oil, respectively and $1.91, $1.62 and $1.86 per mcf of natural gas, respectively.

        The following table sets forth the Company's proved oil and gas reserves and PV 10% of the estimated future net revenues at December 31, 1995, as prepared by Netherland & Sewell.


                                 PROVED RESERVES
- ---------------------------------------------------------------------------

                                  Oil and     Natural                 % of
                          Gross  Condensate    Gas                    Total
Fields                    Wells    (Bbls)      (Mcf)        PV10%     PV10%
- -----------------------   ------ ---------- -----------  -----------  ------

ONSHORE:
   Goldsmith Adobe Unit       88  3,613,605   3,318,754  $17,978,200   49.6%
   Oak Hill                    8     43,306  19,795,956   11,579,800   31.9%
   Bishop                      3     10,626     756,012      861,800    2.3%
   Malaga                      4        906     897,331      797,400    2.3%
   Other Onshore             100    132,987   2,491,056    2,446,600    6.7%
                          ------ ---------- -----------  -----------  ------

        Total Onshore        203  3,801,430  27,259,109   33,663,800   92.8%
                          ------ ---------- -----------  -----------  ------

OFFSHORE:
   Mustang Island              1    119,646   3,610,003    2,614,800    7.2%
                          ------ ---------- -----------  -----------  ------

TOTAL                        204  3,921,076  30,869,112   36,278,600  100.0%
                          ------ ---------- -----------  -----------  ------


The following table sets forth certain information on the Company's total proved oil and gas reserves and the PV 10% of estimated future net revenues from such reserves, as of the periods indicated. Also presented is the Standardized Measure of the Company's total proved oil and gas reserves.


                                         December 31, 1995
                               ------------------------------------
                                  Oil          Gas
                                 (Bbls)       (Mcf)         PV 10%
                               ---------   ----------   -----------

Proved developed reserves      1,632,404   13,304,031   $21,338,900

Proved undeveloped reserves    2,288,672   17,565,081    14,939,700
                               ---------   ----------   -----------

TOTAL PROVED RESERVES          3,921,076   30,869,112   $36,278,600
                               =========   ==========   ===========


Standardized Measure                                    $32,127,101
                                                        ===========

                               Principal Areas of Operations


        The Goldsmith Adobe Unit in Ector County, Texas, (the "GAU") is the Company's largest single property. The GAU is operated by the Company and consists of 88 producing wells. Due to acquisitions in 1993 and 1994 the Company now holds a 91.8% working interest in the GAU. During 1995, the GAU produced $4,568,146 in oil and gas sales, or 58.1% of the Company's total oil and gas sales. The GAU is 7880 acre unit which was originally drilled on 40 acre spacing. Previous operators drilled several wells on 20 acre spacing and based on the results of this drilling and 20 acre development on adjoining leases, the Company began a drilling program in July, 1994 to develop the unit on 20 acre spacing. The Company has drilled 28 wells during 1994 and 1995 and continues to drill wells at the rate of two per month. Prior to the commencement of drilling, the GAU had approximately 150 infill locations if the lease were fully developed on 20 acre spacing. Data gained from the drilling and coring of new wells suggest that the reservoir has significant secondary recovery potential from a waterflood.

        Oak Hill consists of 8 productive wells and is operated by the Company. The Company owns over a 90% working interest in Oak Hill. From June to December 1995, Oak Hill produced $1,062,138 in oil and gas sales, or 13.5% of the Company's total oil and gas sales. The Company has initiated a major development program for Oak Hill involving workovers, recompletion and/or completion of existing wells and additional development drilling. The Company has performed 3 workovers and one completion and is drilling 1 development well, and expects to drill 9 more development wells during 1996.

        At December 31, 1995, the Company's interest in Mustang Island consisted of 1 productive well and the Company owned a 100% working interest in the Mustang Island. Subsequent to December 31, 1995, the Company has acquired an approximate 72% working interest in five other wells in Mustang Island (see "Recent Developments" above).

Oil and Gas Production

The following table shows the approximate net production attributable to the Company's oil and gas interests for the periods indicated:



                             OIL AND GAS PRODUCTION
- ----------------------------------------------------------------------------

                                  Years Ended December 31,
                              --------------------------------

                                 1995        1994       1993
                              ---------   ---------   --------
Oil (bbls)                      283,440     115,642     48,819
Gas (mcf)                     1,752,990     620,843    483,241

Productive Well Summary


        The Company's production of oil and gas is primarily derived from wells located in Texas, Oklahoma, New Mexico and Wyoming. The following table sets forth the Company's interests in productive wells, by state, as of December 31, 1995.




                            PRODUCTIVE WELLS
- -------------------------------------------------------------------------------

                                Oil             Gas              Total
                           --------------    ------------    -------------

                           Gross     Net     Gross    Net    Gross    Net
                           -----    -----    -----   -----   ----   ------

  Texas                      104    92.83     20     10.92    124   103.75
  Oklahoma                    12     4.18     38     12.24     50    16.42
  New Mexico                   9     2.18      9      3.52     18     5.70
  Wyoming                     --      --       9      2.33      9     2.33
  Other                        3      .17     --       --       3      .17
                            -----   -----    -----   -----   ----   ------

  Total                      128    99.36     76     29.01    204   128.37
                            =====   =====    =====   =====   ====   ======

Production Economics

        The following table sets forth the average sales price per barrel of oil and mcf of natural gas produced, the average lease operating expenses and depletion, depreciation and amortization rates attributable to the Company's oil and gas production for the periods indicated. For purposes of calculating production cost per equivalent barrel of oil, mcfs of gas have been converted to barrels of oil at a ratio of six mcf of gas for each barrel of oil.



                               PRODUCTION ECONOMICS
- -------------------------------------------------------------------------

                                     Years Ended December 31,
                                   ------------------------------
                                    1995        1994 -      1993
                                   ------      ------      ------
    Average Sales Price (1)
    -----------------------
       Oil (Bbl)                   $17.22      $16.01      $16.46
       Gas (Mcf)                    $1.70       $2.11       $2.07



    Average Lease Operating
    -----------------------
       Expense
       -------

     Per BOE$                        3.01       $5.51       $4.45

    Depletion, Depreciation
    -----------------------
       and Amortization
       ----------------

     Per BOE$                        5.29       $4.20       $4.08

(1) Prices shown are before deduction of production taxes.


















Acreage

         The following table shows the approximate gross and net acres in which the Company had a leasehold interest as of December 31, 1995.



                                          LEASEHOLD ACREAGE
                                --------------------------------------
                                   Developed            Undeveloped
                                ----------------      ----------------
                                 Gross      Net        Gross      Net
                                ------    ------      ------    ------
      Texas                     12,318     8,687       2,402     1,108
      Oklahoma                  14,074     4,181         --        --
      New Mexico                 3,414     1,290         --        --
      Wyoming                    1,880       429       1,400       200
      Other                        960        52         320         8
                                ------    ------      ------    ------
      Total                     32,646    14,639       4,122     1,388
                                ======    ======      ======    ======


         Substantially all of the Company's producing oil and gas properties are located on leases held by the Company for an indeterminate number of years for so long as production is maintained. All of the Company's non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. The Company is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Because substantially all of the Company's undeveloped acreage is held by production, annual delay rentals for fiscal 1995 were nominal.

Drilling Activity



                            DRILLING RESULTS
- ----------------------------------------------------------------
                                  Years Ended December 31,

                                 1995                   1994
                              ----------           ------------
                   Product    Gross  Net           Gross    Net
                   -------    -----  ----          -----    ---

     Exploratory
     -----------
     Louisiana        Dry         1    .4              1     .5
     Texas            Dry         1    .4              1     .5
                              -----  ----           -----   ---
       Total                      2    .8              2    1.0





     Development
     -----------
     Texas            Oil       22   20.2               6   5.6
     Texas            Gas        2     .5               3    .8
     Wyoming          Dry        1     .6              --    --
                              -----  ----           -----   ---

       Total                    25   21.3               9   6.4
                              =====  ====           =====   ===



         The Company did not drill any development or exploratory wells during 1993.

         The oil developmental wells drilled in Texas during 1995 and 1994 represent wells drilled on the GAU and are the primary cause of the increase in production.

         See "Business - General" above for recent drilling activities.


Employees

         At March 25, 1996, the Company had 17 employees, all but one of which were full-time. Of the 17 employees, three were field related personnel.


Markets

         The availability of a ready market for any oil and gas produced by the Company and the price obtained for such oil and gas depends upon numerous factors beyond its control, including the demand for and supply of oil and gas, fluctuations in production and seasonal demand, proximity of the wells to adequate transmission facilities, inclement weather, and the effects of governmental regulations on the production, transportation and sale of oil and gas. The occurrence of any factor which affects a ready market for the Company's oil and gas or reduces the price obtained for such oil and gas will adversely affect the Company.

         A large percentage of the Company's oil and gas sales are made to a small number of purchasers. During the year ended December 31, 1995, two customers, Plains Marketing and Transportation Inc. ("Plains") and Energy Source, Inc., accounted for 59% and 11%, respectively, of the Company's oil and gas sales. The Company, in 1993, entered into agreements with Plains, pursuant to which Plains purchases the oil produced from the major oil-producing properties that the Company operates at West Texas Intermediate posted prices plus a small premium. However, under currently prevailing market conditions, the Company does not believe that the loss of any customer would have a material and adverse effect on its business. There can be no assurance as to the continuance of such market conditions.


Regulation - Oil and Gas Production

         The Company's oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted, the Company is unable to predict the future cost or impact of complying with such laws.

         Many state authorities require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statues or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of the federal authorities, as well as many state authorities, limit the rates at which oil and gas can be produced from the Company's properties.

         The Natural Gas Wellhead Decontrol Act of 1989 eliminated, effective January 1, 1993, most price controls set out in the Natural Gas Policy Act of 1978. Neither law has a material impact on the prices received by the Company for its natural gas. The sale of oil and gas is not currently subject to governmental price controls.

         Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the gas industry. The ultimate impact of the complex and overlapping rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions.


Environmental Regulation

         The Company is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas and impose substantial liabilities for pollution resulting from operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes", which reclassification would make such wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost and effects of such compliance.

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances and under CERCLA such persons or companies would be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substance released into the environment.


Title to Oil and Gas Properties

         The Company has acquired interests in producing and nonproducing acreage in the form of working interests, royalty interests and overriding royalty interests. To reduce the Company's financial exposure in any one prospect, the Company often acquires less than 100% of the working interest in a prospect. Working interests held by the Company may, from time to time, become subject to minor liens. Furthermore, updated title opinions may not be received prior to the acquisition of a producing oil and gas property. It is contemplated, however, that investigations will be made in accordance with standard practices in the industry before the acquisition of such properties.


Production and Sales Prices

         The Company's production of oil and gas is derived solely from the United States. The Company is not obligated to provide a fixed and determinable quantity of oil and/or gas in the future under existing contracts or agreements. The Company does not plan to refine or process the oil and natural gas it produces, but plans to sell the production to unaffiliated oil and gas purchasing companies in the area in which it is produced. The Company expects to sell crude oil on a market price basis and to sell natural gas under contracts to both interstate and intrastate gas pipeline companies. The Company currently sells a significant portion of its oil and gas pursuant to a contract with Plains. See "- Markets" above.


Lease Interests

         The Company generally acquires a leasehold interest in the properties to be explored. The leases grant the lessee the right to explore for and extract oil and gas from a specified area. Rentals usually consist of fixed annual charges prior to production and, once production has been established, a royalty based upon the gross proceeds from the sale of oil and gas. Once wells are drilled, a lease generally continues as long as production of oil and gas continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depth.



Control Over Production Activities

         The Company operates 142 of the 204 wells in which it owns an interest. The non-operated properties are being operated by unrelated third parties pursuant to operating agreements which are, for the most part, standard to the industry. Decisions about operations regarding non-operated properties may be determined by the outside operator rather than the Company. If the Company declines to participate in additional activities proposed by the outside operator, under certain operating agreements, the Company will not receive revenues from, and/or lose its interest in, the activity in which it declined to participate.


Factors Beyond the Company's Control

         Although the demand for oil is steady, there are seasonal variations in the demand for natural gas; that is, demand typically decreases in warmer months. The Company's oil and gas business is also affected by factors which are beyond its control and the exact effects of which cannot be accurately predicted. These factors include war; the extent of domestic production and imports of crude oil; production by and agreements among OPEC members; the availability of adequate pipeline and other transportation facilities; the marketing of competitive fuel; government regulation of prices, production, transportation and marketing of energy; fluctuating supply and demand; and other matters affecting the availability of a ready market.


Operational Hazards

         The Company's operations are subject to all of the risks inherent in oil and gas exploration, drilling and production, including blowouts, extreme weather conditions, pollution, cratering and fires. Any of these occurrences could result in damage to or destruction of oil and gas wells or production facilities or harm to persons and property. The Company believes it is insured prudently against certain of these risks. Ultimate limits provided under the Company's insurance policies are $15.0 million.
In addition, the Company maintains operator's extra expense coverage that provides for care, custody and control of wells drilled by the Company.
The occurrence of an event not fully insured against may have a material and adverse effect on the Company's financial position. The Company believes that it operates in compliance with government regulations and in accordance with safety standards which meet or exceed industry standards.


Competition

         The oil and gas industry is intensely competitive in all of its phases, particularly with respect to the acquisition of desirable producing oil and gas leases and oil and gas companies with production. The Company, which is a minor competitive factor in the industry, encounters strong competition from major oil companies, independent oil and gas concerns, and individual producers and operators, many of which have financial resources, staffs, facilities and experience substantially greater than those of the Company. Furthermore, in times of high drilling activity, exploration for and production of oil and gas may be affected by the availability of equipment, labor, supplies and by competition for drilling rigs. The Company cannot predict the effect these factors will have on its operations. The Company owns no drilling rigs, and it is anticipated that its drilling will be conducted by third parties. Furthermore, the oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.


Office Space and Other

         The Company leases approximately 10,827 square feet of office space in Dallas, Texas. Minimum lease payments under future operating lease commitments are as follows: 1996 - $147,792; 1997 - $156,551 and 1998 -
$53,491. Other than oil and gas properties and securities of oil and gas companies, the Company does not intend to invest in real estate, real estate mortgages or securities of, or interests in persons primarily engaged in real estate activities for the foreseeable future.


ITEM 3.           LEGAL PROCEEDINGS

         On August 31, 1995, R.E. Steakley and N.M. Steakley filed a lawsuit in the District Court of Harris County, Texas against Amoco Production Company, Phillips Petroleum Company, the Company and others. The lawsuit alleges certain environmental claims and related tortious and contractual claims. The plaintiffs seek unspecified damages which include remediation and various tortious and contractual damages.

         The Company believes that it is operating in compliance with applicable environmental laws and regulations and believes, based on advice from legal counsel, that the ultimate resolution of the lawsuit will not have a material effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

                               Market Information


         The Company's Common Stock is traded on the NASDAQ National Market System. The Company's symbol is "NEGX".

         The following table shows the range of closing bid prices through August 31, 1995 and the range of closing sales prices starting September 1, 1995, for the Company's Common Stock, as reported by NASDAQ. The quotations represent prices between dealers in securities and may not include retail markup, markdown or commission and may not represent actual transactions.

         Since September 1, 1995, the prices reflect trading on the NASDAQ National Market System and, for prior periods, the prices reflect trading on the NASDAQ Small Cap Market.


                                       Common Stock Price
                                       ------------------

     Calendar Years By Quarter           High       Low
     -------------------------         --------   -------

     1995
     ----
      First                            $ 2.38     $ 1.59
      Second                             3.38       2.34
      Third                              4.13       3.00
      Fourth                             4.13       2.81

     1994
     ----
      First                            $ 1.38     $ 1.06
      Second                             1.56        .94
      Third                              2.31       1.44
      Fourth                             2.44       1.75


         On March 25, 1996, the latest practicable date for providing price information, the last sales price for the Company's Common Stock was $2.88.


Holders

         The number of record holders of the Company's Common Stock on March 25, 1996 was 2,524.


Dividends

         The Company has not paid cash dividends on its Common Stock and does not expect to declare cash dividends in the foreseeable future. Furthermore, any future dividends on the Common Stock will be limited by the terms of the Preferred Stock, which prohibits cash dividends on Common Stock unless all accrued and unpaid dividends on the Preferred Stock have been paid, and the terms of the Facility, which does not permit dividends on the Common Stock.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATIONS

                                    Overview

         During 1995, the Company acquired an estimated 4,487,639 barrels of oil equivalent ("BOE") in proved reserves (based on reserve estimates at the date of acquisition). As a result of acquisitions and efforts to increase production from the GAU, the Company's proved reserves, as estimated by Netherland & Sewell increased to 9,065,928 BOE at December 31, 1995. Production increased to 575,605 BOE in 1995 from 219,116 BOE in 1994.

         During 1995, oil and gas sales, net of lease operating expenses and production taxes, increased more rapidly than general and administrative expenses and depreciation, depletion and amortization. As a consequence, the Company was able to recognize income from operations of $926,432 for 1995 after recording losses from operations in each year from 1992 through 1994.


                             Results of Operations

         The following table sets forth certain information regarding the production volumes, oil and gas sales, average sales prices, average lease operating expenses and general and administrative expenses associated with the Company's oil and gas sales for the periods indicated.



                                           Year Ended December 31,
                                        ----------------------------
                                            1995              1994
                                        -----------       ----------
     Net Production:
     ---------------
      Oil (Bbls)                            283,440          115,642
      Gas (Mcf)                           1,752,990          620,843

     Oil and Gas Sales:
     ------------------
      Oil                                $4,880,313       $1,851,443
      Gas                                 2,978,003        1,307,273
                                        -----------       ----------
       Total                             $7,858,316       $3,158,716

     Average Sales Price:
     --------------------
      Oil (Bbls)                             $17.22           $16.01
      Gas (Mcf)                              $ 1.70           $ 2.11

     Average Lease Operating Expenses:
     ---------------------------------
      Per BOE                                 $3.01            $5.51


     General and Administrative Expenses:
     ------------------------------------
      Per BOE                                 $2.84            $3.77

1995 Compared with 1994
- -----------------------


Revenues:

         Total revenues increased by $4,699,600 (148.8%) to $7,858,316 for 1995 from $3,158,716 for 1994. The increase in revenues is principally due to the continued development of the GAU and the increase in production due to the acquisitions of Mustang Island, Oak Hill and the Enron Properties.


Costs and Expenses:

         Total costs and expenses increased $3,691,868 (114.0%) to $6,931,884 for 1995 from $3,240,016 for 1994. Lease operating expenses and production taxes increased $764,420 (55.3%) to $2,147,991 for 1995 from $1,383,571 for
1994 primarily due to the Mustang Island, Oak Hill and Enron Properties acquisitions. Lease operating expenses as a percent of oil and gas sales decreased to 22.0% for 1995 from 38.2% for 1994. This decrease is a result of the lower operating costs of the acquired properties, reductions in costs at the GAU obtained through economies of scale resulting from the additional wells drilled since August 1994 and fewer workovers performed during 1995 than during 1994.

          Depreciation, depletion and amortization increased $2,119,478 (205.8%) to $3,149,464 for 1995 compared to $1,029,986 for 1994. This increase was, in part, related to the increased production from the GAU and the acquisitions noted above. In addition, the depletion rate increased to $6.31 per BOE for the fourth quarter from $4.71 per BOE due to downward revisions in estimated proved reserves at December 31, 1995.

         Although general and administrative expenses ("G & A") increased $807,970 to $1,634,429 for 1995, G & A per BOE decreased to $2.84 (24.7%)
for 1995 from $3.77 for 1994. This decrease is attributable to the increase in production from the GAU and the acquisitions made during 1995, without a proportionate increase in the general and administrative costs to the Company.


Other Income and Expenses:

         The increase of $515,010 (99.6%) in interest expense to $1,032,096 for 1995 from $517,086 for 1994, was due to the increase in the amount of outstanding debt as a result of borrowings under the Facility during 1995. During 1995, the Company realized a gain of $220,582 on the sale of marketable securities.


Net Loss:

         Income before extraordinary item of $205,793 was generated for 1995, compared with a loss before extraordinary item of $489,369 for 1994. This increase is directly the result of the increased production on the GAU and the increase in production resulting from the Mustang Island, Oak Hill and Enron Properties acquisitions. Also contributing to this increase was a realized gain of $220,582 on the sale of marketable securities in 1995.

         A net loss of $225,969, after an extraordinary charge of $431,762, was generated for 1995, compared with a net loss of $611,286, after an extraordinary charge of $121,917, in 1994.

The extraordinary charge in 1995 resulting from the write-off of unamortized loan costs attributable to the Texas Gas Fund I facility which was paid off out of proceeds from the Facility. The extraordinary charge in 1994 was in connection with the write-off of unamortized loan costs attributable to the Company's prior credit facility with Bank One, which was paid off in 1994 with proceeds from the Texas Gas Fund I facility.


                        Liquidity and Capital Resources


Overview

         At December 31, 1995, the Company had existing cash and cash equivalents of $6,076,199. Net cash provided by operating activities was $3,077,082 for 1995, compared to $373,292 for 1994. The increase in cash flow from operating activities is primarily due to the significant increase in income from operations before depreciation, depletion and amortization.

         Net cash used in investing activities was $16,946,221 for 1995 compared with $3,826,739 for 1994. This increase was principally due to expenditures for development of the GAU and the cash used in the acquisitions of Mustang Island, Oak Hill and the Enron Properties.

         Net cash provided by financing activities was $17,351,693 for 1995 compared with $5,885,628 for 1994. The cash provided by financing activities during 1995 primarily consisted of increased borrowings under the Facility of $20,514,077 and the net proceeds from the issuance of the Series C of $3,980,343. Borrowings under the Facility were used to repay outstanding borrowings under the Texas Gas Fund I facility of $6,000,000 and to fund acquisitions, development of GAU and working capital.

         The Company's production was increasing significantly at year end as new production from development at Oak Hill came on line during the fourth quarter. The Company's net production for January 1996 had risen to approximately 9,517 Mcf per day and 1,197 Bbls per day compared with average production during 1995 of 4,790 Mcf per day and 774 Bbls per day.

         The Company's working capital deficit at December 31, 1995 was $2,315,854. This deficit is primarily attributable to the inclusion of the current portion of the Facility which totals $6,500,000, which was offset, in part, by an increased cash and accounts receivable position. Also contributing to the working capital deficit was the increase in accounts payable resulting from increased development activities during 1995.

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

         Because the Company's oil and gas reserves are depleted by production, the success of its business strategy depends on a continuous development and/or exploration program. Thus, the Company's capital requirements relate primarily to the further development of the GAU and certain other properties, acquisitions of producing oil and gas properties and/or companies with oil and gas production and exploratory drilling. Subject to sufficient funding, the Company expects to incur approximately $16.0 million in capital expenditures over the next twelve months. Of the $16.0 million, $5.7 million is expected to be spent on the continued development of the GAU, $8.6 million is expected to be spent on development of Oak Hill and $1.7 million is expected to be spent on development of Mustang Island.
The Company anticipates funding the development of the GAU primarily from working capital and advances under the Facility pursuant to anticipated increases to the borrowing base under the Facility. Acquisitions may be funded from advances under the Facility, proceeds from the issuance of debt or equity securities, new credit facilities, currently available cash and/or internally generated funds. However, there can be no assurances that such sources of funds will actually be available to fund future development and acquisition activities.


Credit Facility

         In June 1995, the Company consummated a $33,000,000 reducing revolving line of credit facility (the "Facility") with Bank One. The initial advance of $12,500,000 was used to pay off the Company's credit facility with Texas Gas Fund I, to purchase Oak Hill and the Enron Properties and for closing fees. Subsequent advances have been used for development of the GAU, other acquisitions of oil and gas properties and exploration activities.

         The Facility consists of a Revolving Note of up to $30,000,000, subject to a borrowing base, and an Advance Note of up to $3,000,000 (primarily for the development of GAU). Interest on the Revolving Note is at a rate of prime plus 1% (subject to reduction in certain circumstances) or LIBOR plus 3.75% (subject to reduction in certain circumstances), at the Company's option. Interest on the Advance Note is at a rate of prime plus 4%. Payments of interest and principal are made monthly. The Facility is secured by all of the Company's principal oil and gas properties and related equipment, oil and gas inventory, and related receivables. Prepayments are allowed at any time. At December 31, 1995, the Company had $16,975,000 outstanding under the Revolving Note and $3,000,000 outstanding under the Advance Note.

         The Revolving Note has a maturity date of June 30, 1999, and the Advance Note has a maturity date of June 30, 1996. The Company's ability to borrow under the Revolving Note is dependent upon the reserve value of its oil and gas properties. At December 31, 1995, the borrowing base was $17.0 million. The borrowing base is subject to adjustment quarterly based on the reserve value. Bank One has substantial discretion in determining the reserve value and borrowing base. In addition, the borrowing base is reduced monthly by an amount redetermined semiannually by Bank One. The amount of such automatic reduction was $175,000 per month for the period July 31, 1995 through January 31, 1996. Effective February 1, 1996 the amount of the monthly reduction was adjusted to $256,000. If the amount outstanding under the Revolving Note exceeds the borrowing base, the Company is required to repay such excess. In January 1996, the Company repaid $3.5 million of borrowings outstanding under the Revolving Note. As a result, the Company does not expect to be required to make additional principal payments on the Revolving Note during 1996.

         The Facility contains restrictive and affirmative covenants, and maintenance of required financial ratios. In addition, the Company cannot pay any dividends on or redeem Common Stock. However, cash dividends on and redemptions of preferred stock are allowed, so long as no event of default, as defined, has occurred and is continuing or would occur as a result of such payment. At December 31, 1995, the Company was not in violation of any covenants of the Facility.

Preferred Stock

         In June 1994, the Company consummated the sale of $5,000,000 of the Company's 10% Cumulative Convertible Preferred Stock, Series B ("Series
B"). Fifty thousand shares of Series B were sold by the Company at $100.00 per share. The Series B is convertible into shares of Common Stock at a conversion price of $1.625 per share.

         In June 1995, the Company consummated the sale of $4,000,000 of the Company's 10-1/2% Cumulative Convertible Preferred Stock, Series C ("Series C"). Forty thousand shares of Series C were sold by the Company at $100.00 per share. The Series C is convertible into shares of Common Stock at a conversion price of $2.00 per share. The Series B and Series C require that dividends be paid on the Series B and Series C before any dividends are paid on Common Stock. See Note 5 of Notes to Financial Statements.


                        Changes in Prices and Inflation

         The Company's revenues and the value of its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

         In December 1995, the Company began hedging natural gas prices through the use of commodity swap agreements in an effort to reduce the effects of the volatility of the price of natural gas on the Company's operations.
These agreements involve the receipt of fixed-price amounts in exchange for variable payments based on NYMEX prices and specific volumes. In connection with the commodity swap agreements, the Company may also enter into basis swap agreements to reduce the effects of unusual fluctuations between prices actually received at the well head and NYMEX prices.
Through the use of commodity price and basis swap agreements, the Company can fix the price to be received for specified volumes of production to the commodity swap price less the basis swap price. The differential to be paid or received, under the swap agreement, is accrued in the month of the related production and recognized as a component of natural gas sales. The Company does not hold or issue financial instruments for trading purposes.

         While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging is accomplished pursuant to swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities is managed by requiring minimum credit standards for counterparties, periodic settlements, and mark to market valuations. The Company has not been required to provide collateral relating to its hedging activities.

         In December 1995, the Company had entered into various swap agreements to fix the selling prices for natural gas at a weighted average NYMEX price of $2.805 per Mcf for 225,000 Mcf of natural gas to be produced during 1996. The Company had closed the positions prior to December 31, 1995 resulting in a deferred gain of approximately $70,875 which will be recognized in 1996.

         Subsequent to December 31, 1995 and as of March 25, 1996, the Company has entered into additional swap agreements to fix the selling prices for natural gas at a weighted average NYMEX price of $2.19 per Mcf for 1,300,000 Mcf of gas to be produced during 1996. In addition, the Company entered into a basis swap agreement with a basis differential of $.205 covering 800,000 Mcf of natural gas to be produced during 1996.

         Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during 1995 or 1994.


ITEM 7.           FINANCIAL STATEMENTS

         The Financial Statements of the Company required by this item are included as part of Item 13(a)(1) hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this Item 9 is set forth in the sections entitled "Election of Directors" and "Certain Relationships and Related Transactions - Section 16 Reporting" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders (the "Proxy
Statement"), and is incorporated herein by reference.


ITEM 10.          EXECUTIVE COMPENSATION

         The information required by this Item 10 is set forth in the section entitled "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this Item 11 is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 12 is set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is incorporated herein by reference.


ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

        (a)      The following documents are filed as part of this report:

                 1.     Financial Statements                              Page
                        --------------------                              ----

                        Index to Financial Statements                     F-1

                          Report of Ernst & Young LLP,  Independent       F-2
                          Auditors

                          Balance Sheets at December 31, 1995 and         F-3
                          December 31, 1994

                          Statements of Operations for the years ended    F-5
                          December 31, 1995 and 1994

                          Statement of Cash Flows for the years  ended    F-6
                          Decembers 31, 1995 and 1994

                          Statements of Changes in Stockholders' Equity   F-7
                          for the years ended December 31, 1995 and December 31, 1994

                          Notes to Financial Statements                   F-9

                 2.       Exhibits

                          Exhibit
                            No.     Description and Incorporation by Reference
                          -------   ------------------------------------------

                          3.1 Certificate of Incorporation, as amended, of the Company. (1)

                          3.2       By-Laws, as amended, of the Company. (1)

                          4.1 Instrument defining the Rights of Class A Common Stock. (2)

                          4.2 Certificate of Designations of National Energy Group, Inc. of 10% Cumulative Convertible Preferred Stock, Series
                                    B. (3)

                          4.3 Certificate of Designations of National Energy Group,Inc. of 10 1/2%, Cumulative Convertible Preferred Stock, Series C. (4)

                          10.1 Agreement of Merger, dated December 17, 1990, among Big Piney, VP Oil, Inc., National Energy Group, Inc., Big Piney Acquisition Corp. and VP Acquisition Corp. (1)

                          10.2 Asset Purchase and Sale Agreement, dated as of February 7, 1992, among the Company, TriSearch, Inc., TriSearch Ltd., Kirkland Resources (Holdings) PLC, D. E. Boyle, Jr.,
                                    C. D. Hughes, OilSearch Acquisition Group
                                    One, Ltd. and OilSearch Leasing Partners,
                                    Ltd. (5)

                          10.3 Addendum to Asset Purchase and Sale Agreement, dated as of March 31, 1992, among the Company, TriSearch, Inc., TriSearch, Ltd., Kirkland Resources (Holdings) PLC, D. E. Boyle, Jr., C.D. Hughes, OilSearch Acquisition Group One, Ltd., and OilSearch Leasing Partners, Ltd. (5)

                          10.4 Purchase Agreement, dated March 12, 1993, by and among the Company, OilSearch Leasing Partners, Ltd. ("Leasing"), OilSearch Acquisition Group One, Ltd.
                                    ("Acquisition"), and the various limited partners ofLeasing and Acquisition. (7)

                          10.5 Crude Oil Purchase Contract, dated November 30, 1992, between the Company and Plains Liquids Transport, Inc. (7)


                          10.6 Crude Oil Purchase Contract, dated February 8, 1993, between the the Company and Plains Marketing and Transportation, Inc., and the predecessor contract, the Crude Oil Purchase Contract, dated

                                    November 12, 1991, between Sunnybrook
                                    Transmission, Inc. and TriSearch, Inc. (7)

                          10.7      Asset Purchase and Sale Agreement,
                                    dated as of December 30, 1993, between the Company and Bligh Petroleum, Inc. (6)

                          10.8      1992 Stock Option Plan. (8)

                          10.9 Subordinated Promissory Notes, dated December 30, 1993, related to the Bligh Acquisition. (8)

                          10.10 Amendment to Crude Oil Purchase Contract, dated November 17, 1993, between the Company and Plains Liquid Transport, Inc.
                                    (3)

                          10.11 Credit Agreement, dated June 1, 1994, between the Company and Texas Gas Fund
                                    I. (3)

                          10.12 Stock Purchase Agreement, dated as of June 2, 1994, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P., and Opportunity Associates, L.P. (3)

                          10.13 Loan Agreement, dated June 30, 1995, between the Company and Bank One, Texas, N.A. (4)

                          10.14 Agreement for Purchase and Sale (Oak Hill), dated April 12, 1995, between the Company and Sierra 1994 I Limited Partnership. (4)

                          10.15 Agreement for Purchase and Sale (Mustang Island), dated April 20, 1995, between the Company and Sierra Mineral Development, L.C. (4)

                          10.16 Purchase and Sale Agreement, dated as of March 29, 1995, between the Company and Enron Oil and Gas Company. (4)

                          10.17 Stock Purchase Agreement, dated as of June 14, 1995, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne, Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. (4)

                          10.18 Executive Employment Agreement, dated January 1, 1996, between the Company and Miles D. Bender. (9)

                          10.19 Executive Employment Agreement, dated January 1, 1996, between the Company and R. Thomas Fetters, Jr. (9)

                          10.20 Agreement, dated January 1, 1996, between the Company and Randall A. Carter. (9)

                          10.21 Agreement, dated January 1, 1996, between the Company and Robert A. Imel. (9)

                          10.22 Executive Employment Agreement, dated January 1, 1996, between the Company and Melissa Rutledge. (9)

                          10.23 Executive Employment Agreement, dated January 1, 1996, between the Company and William T. Jones. (9)

                          23.1      Consent of Ernst & Young LLP. (9)

                          23.2      Consent of Roebuck & Associates. (9)

                          23.3      Consent of Netherland, Sewell &
                                    Associates, Inc. (9)

                          27 The Financial Data Schedule for the twelve months ended December 31, 1995 (applicable to EDGAR Filings only) (9)

- ------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-38331), dated April 23, 1991.

(2) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-81172), dated July 27, 1994.

(3) Incorporated by reference to the Company's Current Report on Form 8-K, dated June 17, 1994.

(4) Incorporated by reference to the Company's Current Report on Form 8-K, dated July 17, 1995.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

(6) Incorporated by reference to the Company's Current Report on Form 8-K, dated January 13, 1994.

(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

(9)      Filed herewith.


         (b) The Company did not file any reports on Form 8-K during the fourth quarter, which ended December 31, 1995.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NATIONAL ENERGY GROUP, INC.



                             By: /s/  Miles D. Bender
                                 ---------------------------------
                                      Miles D. Bender
                                      President and Chief Executive Officer


                              By: /s/ Robert A. Imel
                                  --------------------------------
                                      Robert A. Imel
                                      Chief Financial Officer
                                      (Principal Financial Officer)


                              By: /s/  Melissa H. Rutledge
                                  --------------------------------
                                       Melissa H. Rutledge
                                       Controller and Chief Accounting Officer
                                       (Principal Accounting Officer)

Date:             March 30, 1996

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                  Title                    Date
             ---------                  -----                    ----


By: /s/   Miles D. Bender          President,                March 30, 1996
    --------------------------     Chief Executive Officer,
          Miles D. Bender          Treasurer and Director


By: /s/   George B. McCullough     Chairman of the Board     March 30, 1996
    --------------------------     and Director
          George B. McCullough


By: /s/   Norman C. Miller         Chairman, Executive       March 30, 1996
    --------------------------     Committee and Director
          Norman C. Miller

             Signature                  Title                    Date
             ---------                  -----                    ----

By: /s/   Robert H. Kite           Director                  March 30, 1996
    --------------------------
          Robert H. Kite



By: /s/   George N. McDonald       Director                  March 30, 1996
    --------------------------
          George N. McDonald



By: /s/                            Director                  March 30, 1996
    --------------------------
          Robert V. Sinnott



By: /s/   Elwood W. Schafer        Director                  March 30, 1996
    --------------------------
          Elwood W. Schafer

                 National Energy Group, Inc.

                Index to Financial Statements







                                                        Page

Report of Independent Auditors                          F-2


Financial Statements:
 Balance Sheets at December 31, 1995 and 1994           F-3

 Statements of Operations for the Years Ended
   December 31, 1995 and 1994                           F-5

 Statements of Cash Flows for the Years Ended
   December 31, 1995 and 1994                           F-6

 Statements of Changes in Stockholders' Equity for
   the Years Ended December 31, 1995 and 1994           F-7

 Notes to Financial Statements                          F-9

               Report of Independent Auditors

The Board of Directors
National Energy Group, Inc.

We have audited the accompanying balance sheets of National Energy Group, Inc., as of December 31, 1995 and 1994, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Energy Group, Inc., at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   Ernst & Young LLP


Dallas, Texas
March 27, 1996

                          National Energy Group, Inc.

                                 Balance Sheets

                                                           December 31,
                                                         1995        1994
                                                   ------------    ----------
Assets
Current assets:
  Cash and cash equivalents                        $  6,076,199    $2,593,645
  Marketable securities                               1,824,724     1,182,150
  Accounts receivable - oil and gas sales             1,407,349       344,972
  Accounts receivable - joint interest and other        262,619       543,771
  Accounts receivable - related parties                       -        23,999
  Other                                                 335,751       267,731
                                                   ------------    ----------
Total current assets                                  9,906,642     4,956,268








Property and equipment:
  Oil and gas properties, at cost (full cost
    method)                                          38,201,307    15,284,453
  Furniture, fixtures, and equipment                    372,395       329,445
                                                   ------------    ----------
                                                     38,573,702    15,613,898
  Accumulated depreciation, depletion, and
    amortization                                      5,602,571     2,501,047
                                                   ------------    ----------
Net property and equipment                           32,971,131    13,112,851















Other assets                                            613,593       677,056
                                                   ------------    ----------
Total assets                                        $43,491,366   $18,746,175
                                                   ============   ===========

See accompanying notes.

                                                           December 31,
                                                         1995        1994
                                                   ------------    ----------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable - trade                         $  3,630,603       820,377
  Accounts payable - revenue and other                  984,299       495,178
  Accounts payable - broker margin                      978,656             -
  Accrued interest                                      128,938        79,917
  Note payable and current portion of long-
    term debt                                         6,500,000             -
                                                   ------------    ----------
Total current liabilities                            12,222,496     1,395,472


Long-term debt, less current portion                 13,475,000     6,000,000
Other long-term liabilities                              19,303        23,189


Stockholders' equity:
 Convertible preferred stock, $1.00 par:
  Authorized shares - 1,000,000
   Series B:
    Authorized shares - 100,000
    Issued shares - 52,500
    Aggregate liquidation preference - $5,250,000        52,500        52,500
   Series C:
    Authorized shares - 80,000
    Issued shares - 40,000
    Aggregate liquidation preference - $4,000,000        40,000             -
 Class A common stock $.01 par value:
  Authorized shares - 50,000,000
  Issued shares - 11,880,125 and 8,875,892 at
    December 31, 1995 and 1994, respectively            118,801        88,778
 Class B common stock $.01 par value:
  Authorized convertible shares - 200,000
  Issued shares - 129,644 at December 31, 1994                -         1,296
 Common stock issuable under asset acquisition
  agreement                                                   -       136,035
 Additional paid-in capital                          21,485,224    13,626,117
 Unrealized gain (loss) on marketable securities,
  net                                                  (247,492)      136,285
 Deficit                                             (3,674,466)   (2,713,497)
                                                   ------------    ----------
Total stockholders' equity                           17,774,567    11,327,514
                                                   ------------    ----------
Total liabilities and stockholders' equity          $43,491,366   $18,746,175
                                                   ============    ==========

                          National Energy Group, Inc.

                            Statements of Operations

                                                     Year ended December 31,
                                                         1995        1994
                                                   ------------    ----------

Revenue:
 Oil and gas sales                                  $ 7,858,316    $3,158,716

Costs and expenses:
 Lease operating                                      1,732,124     1,207,251
 Oil and gas production taxes                           415,867       176,320
 Depreciation, depletion, and amortization            3,149,464     1,029,986
 General and administrative                           1,634,429       826,459
                                                     ------------    ----------
                                                      6,931,884     3,240,016
Operating income (loss)                                 926,432       (81,300)

Interest expense                                     (1,032,096)     (517,086)
Interest income and other, net                           90,875       109,017
Gain on sale of marketable securities                   220,582             -
                                                   ------------    ----------

Income (loss) before income taxes                       205,793      (489,369)

Provision for income taxes                                    -             -
                                                   ------------    ----------
Income (loss) before extraordinary item                 205,793      (489,369)

Extraordinary loss on early extinguishments
 of debt                                               (431,762)     (121,917)
                                                   ------------    ----------
Net loss                                           $   (225,969)   $ (611,286)
                                                   ============    ==========

Loss per common share:
 Loss before extraordinary item                    $       (.05)   $    (0.09)
                                                   ============    ==========
Net loss                                           $       (.09)   $    (0.10)
                                                   ============    ==========

Weighted average number of common and
 common equivalent shares outstanding                10,701,635     8,476,821
                                                   ============    ==========

                   See accompanying notes.

                 National Energy Group, Inc.

                  Statements of Cash Flows


                                                     Year ended December 31,
                                                         1995        1994
                                                   ------------    ----------

Operating Activities
Net loss                                           $   (225,969)   $ (611,286)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation, depletion and amortization            3,149,464     1,029,986
  Amortization of loan costs                             21,060        19,114
  Amortization of deferred compensation                  39,809        41,694
  Extraordinary loss on early extinguishment
   of debt                                              431,762       121,917
  Common stock and warrants issued for services         104,614        64,290
  Changes in operating assets and liabilities:
   Accounts receivable                                 (784,668)     (217,192)
   Accounts receivable from related parties              23,999             -
   Other current assets                                (108,615)     (101,530)
   Accounts payable and accrued liabilities             425,626        26,299
                                                   ------------    ----------
Net cash provided by operating activities             3,077,082       373,292
                                                   ------------    ----------

Investing Activities
Purchases of marketable securities                   (2,917,659)   (1,081,041)
Proceeds from sale of marketable securities           1,891,308        35,176
Proceeds from broker margin                             978,656             -
Purchases of furniture, fixtures, and equipment         (42,950)      (48,632)
Oil and gas acquisition, exploration, and
 development expenditures                           (16,912,919)   (2,849,508)
Proceeds from sales of oil and gas properties            69,306        90,500
Purchases of long-term assets and other                 (11,963)       41,471
                                                   ------------    ----------
Net cash used in investing activities               (16,946,221)   (3,826,739)
                                                   ------------    ----------

Financing Activities
Proceeds from issuance of long-term debt, net        17,514,077     5,691,366
Proceeds from issuance of note payable                3,000,000             -
Repayments of long-term debt                         (6,875,000)   (4,200,000)
Repayments of other long-term liabilities                     -       (77,571)
Proceeds from exercise of stock options & warrants      467,987        35,938
Proceeds from issuance of Series B Preferred
 Stock, net                                                   -     4,436,372
Proceeds from issuance of Series C Preferred
 Stock, net                                           3,980,343             -
Preferred stock dividends                              (735,000)      (14,705)
Payments for redemption of fractional shares               (714)         (477)
                                                   ------------    ----------
Net cash provided by financing activities            17,351,693     5,885,628
                                                   ------------    ----------

Increase in cash and cash equivalents                 3,482,554     2,432,181
Cash and cash equivalents at beginning of period      2,593,645       161,464
                                                   ------------    ----------
Cash and cash equivalents at end of period         $  6,076,199     2,593,645
                                                   ============    ==========

Supplemental Cash Flow Information
Interest paid in cash                              $    983,075    $  457,949
                                                   ============    ==========

                            See accompanying notes.

                          National Energy Group, Inc.

                 Statements of Changes in Stockholders' Equity

                     Years ended December 31, 1995 and 1994












                                              Series B         Series C             Class A              Class B
                                           Preferred Stock  Preferred Stock      Common Stock          Common Stock
                                           ---------------  ---------------  --------------------  --------------------
                                            Shares  Amount   Shares  Amount    Shares     Amount     Shares     Amount
                                           -------  ------  -------  ------  ----------  --------  ----------  --------
Balance at December 31, 1993                     -  $    -   $    -       -   7,752,838  $ 77,528      91,894  $    919
Common stock issued upon exercise of
 options                                         -       -        -       -      62,500       625           -         -
Common stock issued or issuable under
 asset acquisition agreements                    -       -        -       -     200,000     2,000           -         -
Issuance of Series B Preferred Stock        50,000  50,000        -       -           -         -           -         -
Common stock issued for services                 -       -        -       -      22,500       225      37,750       377
Common stock issued upon conversion of
 Series A Preferred Stock                        -       -        -       -     425,000     4,250           -         -
Common stock issued on conversion
 of long-term debt                               -       -        -       -     415,054     4,151           -         -
Unrealized gain on marketable securities         -       -        -       -           -         -           -         -
Dividends on Series A Preferred Stock            -       -        -       -           -         -           -         -
Dividends on Series B Preferred Stock        2,500   2,500        -       -           -         -           -         -
Net loss                                         -       -        -       -           -         -           -         -
                                           -------  ------   ------  ------  ----------  --------  ----------  --------
Balance at December 31, 1994                52,500  52,500        -       -   8,877,892    88,779     129,644     1,296
Common stock issued upon exercise
 of options and warrants                         -       -        -       -     327,992     3,280           -         -
Common stock issued under asset
 acquisition agreement                           -       -        -       -     300,000     3,000           -         -
Common stock and warrants issued for
 services                                        -       -        -       -      13,000       130           -         -
Common stock issued upon conversion
 of Class B Common Stock                         -       -        -       -   1,296,440    12,964    (129,644)   (1,296)
Common stock and warrants issued to
 acquire interests in oil and gas
 properties                                      -       -        -       -   1,064,801    10,648           -         -
Issuance of Series C Preferred Stock             -       -   40,000  40,000           -         -           -         -
Dividends on Series B Preferred Stock            -       -        -       -           -         -           -         -
Dividends on Series C Preferred Stock            -       -        -       -           -         -           -         -
Unrealized loss on marketable securities         -       -        -       -           -         -           -         -
Net loss                                         -       -        -       -           -         -           -         -
                                           -------  ------   ------  ------  ----------  --------  ----------  --------
Balance at December 31, 1995                52,500 $52,500   40,000 $40,000  11,880,125  $118,801           -  $      -
                                           ======= =======   =====  =======  ==========  ========  ==========  ========







                                            Common Stock                Unrealized
                                             Issuable                   Gain (Loss)
                                            Under Asset    Additional  on Available-                   Total
                                            Acquisition     Paid-in      for-sale                   Stockholder's
                                             Agreement      Capital     Securities      Deficit        Equity
                                            ------------  -----------  -------------  ------------  -------------
Balance at December 31, 1993                $     97,910  $ 7,980,992  $           -  $(1,837,506)  $  6,319,843
Common stock issued upon exercise of
 options                                               -       35,313              -            -         35,938
Common stock issued or issuable under
 asset acquisition agreements                     38,125      123,000              -            -        163,125
Issuance of Series B Preferred Stock                   -    4,386,372              -            -      4,436,372
Common stock issued for services                       -       51,908              -            -         52,510
Common stock issued upon conversion of
 Series A Preferred Stock                              -      420.720              -            -        424,970
Common stock issued on conversion
 of long-term debt                                     -      380,311              -            -        384,462
Unrealized gain on marketable securities               -            -        136,285            -        136,285
Dividends on Series A Preferred Stock                  -            -              -      (14,705)       (14,705)
Dividends on Series B Preferred Stock                  -      247,500              -     (250,000)             -
Net loss                                               -            -              -     (611,286)      (611,286)
                                            ------------  -----------  -------------  ------------  -------------
Balance at December 31, 1994                     136,035   13,626,116        136,285   (2,713,497)    11,327,514
Common stock issued upon exercise
 of options and warrants                               -      464,707              -            -        467,987
Common stock issued under asset
 acquisition agreement                          (136,035)     133,035              -            -              -
Common stock and warrants issued for
 services                                              -       79,203              -            -         79,333
Common stock issued upon conversion
 of Class B Common Stock                               -      (11,668)             -            -              -
Common stock and warrants issued to
 acquire interests in oil and gas
 properties                                            -    3,269,003              -            -      3,279,651
Issuance of Series C Preferred Stock                   -    3,924,828              -            -      3,964,828
Dividends on Series B Preferred Stock                  -            -              -     (525,000)      (525,000)
Dividends on Series C Preferred Stock                  -            -              -     (210,000)      (210,000)
Unrealized loss on marketable securities               -            -       (383,777)           -       (383,777)
Net loss                                               -            -              -     (225,969)      (225,969)
                                            ------------  -----------  -------------  ------------  -------------
Balance at December 31, 1995                $          -  $21,485,224  $    (247,492) $(3,674,466)  $ 17,774,567
                                            ============  ===========  =============  ============  =============

See accompanying notes.

                National Energy Group, Inc.

               Notes to Financial Statements

                      December 31, 1995


1. Significant Accounting Policies

Organization and Business

National Energy Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 20, 1990. The Company is engaged in the acquisition, development, and production of crude oil and natural gas.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money-market investments with maturities of three months or less when purchased. At December 31, 1995 all cash and cash equivalents were invested with Bank One, Texas, N.A. ("Bank One").

Marketable Securities

The Company's marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income. The cost of securities sold is based on the specific identification method.

The marketable securities are comprised of other independent oil and gas companies. The common stock of one oil and gas company accounted for 62% and 86% of the estimated fair market value of the total marketable securities held at December 31, 1995 and 1994, respectively.

                National Energy Group, Inc.

1. Significant Accounting Policies (continued)

The following is a summary of available-for-sale securities at December 31, 1995 and 1994:

                                 December 31, 1995
                  ----------------------------------------------
                                Gross       Gross
                              Unrealized  Unrealized  Estimated
                    Cost        Gains       Losses    Fair Value
                  ----------  ----------  ----------  ----------
Common stocks     $2,072,216    $1,026     $248,518   $1,824,724
                  ==========  ==========  ==========  ==========

                                 December 31, 1994
                  ----------------------------------------------
                                Gross       Gross
                              Unrealized  Unrealized  Estimated
                    Cost        Gains       Losses    Fair Value
                  ----------  ----------  ----------  ----------
Common stocks     $1,045,864    $138,178   $  1,893   $1,182,149
                  ==========  ==========  ==========  ==========

During the years ended December 31, 1995 and 1994, available-for-sale securities with a fair value at the date of sale of $2,111,890 and $51,156, respectively, were sold. The gross realized gains on such sales totaled $224,443 and $14,954, respectively. The gross realized losses on such sales totaled $3,861 during 1995, and there were no realized losses during 1994.

Accounts Receivable

The Company sells crude oil and natural gas to various customers. In addition, the Company participates with other parties in the operation of crude oil and natural gas wells. Substantially all of the Company's accounts receivable are due from either purchasers of crude oil and natural gas or participants in crude oil and natural gas wells for which the Company serves as the operator. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells. Crude oil and natural gas sales are generally unsecured.

Natural Gas Production Imbalances

The Company accounts for natural gas production imbalances using the sales method.

                National Energy Group, Inc.

1. Significant Accounting Policies (continued)

Crude Oil and Natural Gas Properties

The Company utilizes the full cost method of accounting for its crude oil and natural gas properties. Under the full cost method, all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of crude oil and natural gas reserves are capitalized and amortized on the units-of-production method based upon total proved reserves. The costs of unproven properties are excluded from the amortization calculation until the individual properties are evaluated and a determination is made as to whether reserves exist. Capitalized costs are limited to the aggregate of the present value of future net reserves plus the lower of cost or fair market value of unproved properties. Conveyances of properties, including gains or losses on abandonments of properties, are treated as adjustments to the cost of crude oil and natural gas properties, with no gain or loss recognized. The Company does not believe that future costs related to dismantlement, site restoration, and abandonment costs, net of estimated salvage values, will have a significant effect on its results of operations or financial position because the salvage value of equipment and related facilities should approximate or exceed any future expenditures for dismantlement, restoration, or abandonment. The Company has not incurred any net expenditures for costs of this nature during the last two years.

The Company has capitalized internal costs of $141,516 and $158,961 for the years ended December 31, 1995 and 1994, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration and development activities based on percentage of their time devoted to such activities.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method.

Maintenance and repairs are charged against income when incurred; and renewals and betterments, which extend the useful lives of furniture, fixtures, and equipment, are capitalized.







                            F11

                National Energy Group, Inc.

1. Significant Accounting Policies (continued)

Overhead Reimbursement Fees

Fees from overhead charges billed to working interest owners of $136,943 and $157,845, for the years ended December 31, 1995 and 1994, respectively, have been classified as a reduction of general and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings (Loss) Per Share

Primary earnings (loss) per common and common equivalent share data is computed by dividing net income (loss), adjusted for preferred stock dividend requirements of
$735,000  in  1995  and $264,705 in 1994,  by  the  weighted average number of common and common equivalent shares outstanding during each period. Shares issuable upon exercise of options and warrants are included in the computation of earnings per common and common equivalent share to the extent that they are dilutive. Fully diluted earnings (loss) per share computations also assume the conversion of the Company's preferred stock (Note 5) if such conversion has a dilutive effect.

For the years ended December 31, 1995 and 1994, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, the loss per share calculations for such periods are based on the weighted average number of common shares outstanding during each year.

Natural Gas Hedging Activities

In December 1995, the Company began hedging natural gas prices through the use of commodity price swap agreements, in an effort to reduce the effects of the volatility of the price of natural gas on the Company's operations. These agreements involve the receipt of fixed-price amounts in exchange for variable payments based on NYMEX prices and specific volumes. In connection with the commodity price swap agreements,

                National Energy Group, Inc.

1. Significant Accounting Policies (continued)

the Company may also enter into basis swap agreements to reduce the effects of unusual fluctuations between prices actually received at the well head and NYMEX prices. Through the use of commodity price and basis swap agreements the Company can fix the price to be received for specified volumes of production to the commodity swap price less the basis swap price. The differential to be paid or received under the swap agreement is accrued in the month of the related production and recognized as an adjustment to oil and gas sales. The Company does not hold or issue financial instruments for trading purposes.

New Accounting Pronouncement

In October 1995, the Financial Accounting Standards Board ("FASB") issued its statement No. 123, "Accounting for Stock Based Compensation" ("FAS 123") which establishes an alternative method of accounting for stock based compensation to the method set forth in Accounting
Principles Board Opinion No. 25 ("APB 25"). FAS 123 encourages, but does not require, adoption of a fair value based method of accounting for stock options and similar equity instruments granted to employees. The Company will continue to account for such grants under the provisions of APB 25 and will adopt the disclosure provisions of FAS 123 in the first quarter of 1996. Accordingly, adoption of FAS 123 will not affect the Company's financial statements for the year ended December 31, 1995.

Reclassifications

Certain previously reported amounts have been reclassified to conform with the 1995 presentation.

2. Acquisitions of Oil and Gas Properties

During 1994, the Company acquired an additional 17.0% working interest in the Goldsmith Adobe Unit ("GAU"). Such interests were acquired for $584,095 in cash. The Company is the operator of the GAU and holds a 91.8% working interest in the GAU.

In April 1995, the Company purchased a 100% working interest (77% net revenue interest) in State of Texas Lease No. 69153 and the State Tract 901-S Field, Nueces County, Texas ("Mustang Island") for $900,000 in cash and 352,500 shares of Class A Common Stock ("Common Stock"). The cash portion of the acquisition was funded from available cash.

                National Energy Group, Inc.

2. Acquisitions of Oil and Gas Properties (continued)

In June 1995, the Company completed the acquisition of producing gas properties in the Oak Hill Field in Rusk County, Texas ("Oak Hill"). The consideration paid by the Company for Oak Hill consisted of $7,200,000 in cash, 612,311 shares of Common Stock and warrants to purchase 200,000 shares of Common Stock at a price per share of $2.00. The cash portion of the acquisition was funded primarily by borrowings under the Company's credit facility with Bank One, Texas, N.A. ("Bank One"). See Note 3.

In addition, in June 1995, the Company completed the acquisition of producing oil and gas properties in Eddy County, New Mexico from Enron Oil and Gas Company (the "Enron Properties") for $2,119,295 in cash. This acquisition was funded by borrowings under the credit facility with Bank One and available cash.

The following pro forma data presents the results of the Company for the years ended December 31, 1995 and 1994, as if the acquisition of Mustang Island, Oak Hill and the Enron Properties had occurred on January 1, 1994. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for the oil and gas revenues, production costs, and depreciation and depletion related to the properties and additional interest on borrowed funds.

                                           Pro Forma
                                     Year ended December 31
                                          (Unaudited)
                                       1995         1994
                                    ----------   ----------
Revenues                            $9,253,803   $5,051,222
                                    ==========   ==========
Income (loss) before extraordinary
item                                $  998,512   $ (573,522)
                                    ==========   ==========
Income (loss) before extraordinary
item per common share                  $.06       $(.06)
                                    ==========   ==========

                National Energy Group, Inc.

3. Note Payable and Long-Term Debt

Note payable and long-term debt consists of the following:

                                           December 31
                                        1995         1994
                                     -----------  ----------
Bank One credit facility             $19,975,000  $        -
Gas Fund credit facility                       -   6,000,000
                                     -----------  ----------
                                      19,975,000   6,000,000

Less current maturities:
  Advance Note                         3,000,000           -
  Current portion of Revolving Note    3,500,000           -
                                     -----------  ----------
                                     $13,475,000  $6,000,000
                                     ===========  ==========

In June 1995, the Company consummated a $33,000,000 reducing revolving line of credit facility (the "Facility") with Bank One. The initial advance under the Facility of $12,500,000 was used to pay off the Company's credit facility with Texas Gas Fund I, to purchase Oak Hill and the Enron Properties (Note 2), and for closing fees. Subsequent advances have been used for development of the GAU, other acquisitions of oil and gas properties (Note 2), and exploration activities.

The  Facility  consists  of  a  Revolving  Note  of  up   to
$30,000,000, subject to a borrowing base, and an Advance Note of up to $3,000,000 (primarily for the development of
GAU). Interest on the Revolving Note is at a rate of prime plus 1% (subject to reduction in certain circumstances) or LIBOR plus 3.75% (subject to reduction in certain circumstances), at the Company's option. Interest on the Advance Note is at a rate of prime plus 4%. Payments of interest and principal are made monthly. The Facility is secured by all of the Company's principal oil and gas properties and related equipment, oil and gas inventory, and related receivables. Prepayments are allowed at any time. At December 31, 1995, the Company had $16,975,000 outstanding under the Revolving Note and $3,000,000 outstanding under the Advance Note.

The Revolving Note has a maturity date of June 30, 1999, and the Advance Note has a maturity date of June 30, 1996. The Company's ability to borrow under the Revolving Note is dependent  upon  the  reserve  value  of  its  oil  and  gas properties. At December 31, 1995, the borrowing base was $17.0 million. The borrowing base is subject to adjustment quarterly based on the reserve value. Bank One has substantial discretion in determining the reserve value and borrowing base. In addition, the borrowing base is reduced monthly by an amount redetermined semiannually by Bank One. The amount of such automatic

                National Energy Group, Inc.

3. Note Payable and Long-Term Debt (continued)

reduction was $175,000 per month for the period July 31, 1995 through January 31, 1996. Effective February 1, 1996 the amount of the monthly reduction was adjusted to $256,000. If the amount outstanding under the Revolving Note exceeds the borrowing base, the Company is required to repay such excess. In January 1996, the Company repaid $3.5 million of borrowings outstanding under the Revolving Note. As a result, the Company does not expect to be required to make additional principal payments on the Revolving Note during 1996.

The Facility contains restrictive and affirmative covenants, and maintenance of required financial ratios. In addition, the Company cannot pay any dividends on or redeem common stock. However, cash dividends on and redemptions of preferred stock are allowed, so long as no event of default, as defined, has occurred and is continuing or would occur as a result of such payment. At December 31, 1995, the Company was not in violation of any covenants of the Facility.

Borrowings of $6,000,000 were outstanding at December 31, 1994, under the credit facility with Texas Gas Fund I.
Proceeds from the Texas Gas Fund I facility were used to repay the Company's previous loan with Bank One which resulted in an extraordinary charge of $121,917, or $.01 per common share, in 1994. Borrowings under the Texas Gas Fund I facility were repaid using proceeds from the Facility, resulting in an extraordinary charge of $431,762 or $.04 per common share, in 1995.

Effective June 9, 1994, the full principal amount and accrued interest on the 8.5% subordinated notes payable, which were issued in connection with the acquisition of certain oil and gas assets from TriSearch, Inc. in April 1992, were converted into 125,054 shares of Common Stock.

In connection with the acquisition of the GAU working interest in December 1993, the Company borrowed $230,000 from three directors in the form of 10% subordinated notes. During 1994, $181,250 principal amount of the subordinated notes were converted into 290,000 shares of Common Stock and the remaining $48,750 principal amount was retired for cash.

The carrying value of the Company's note payable and long-term debt approximates their fair values.

                National Energy Group, Inc.

4. Lease

The Company leases office space under an operating lease. Rental expense charged to operations was approximately $100,493 and $80,132 during the years ended December 31, 1995 and 1994, respectively. Minimum lease payments under future operating lease commitments at December 31, 1995, are as follows:

     1996                                  $147,792
     1997                                   156,551
     1998                                    53,491
                                           --------
                                           $357,834
                                           ========

5. Stockholders' Equity

Capital Stock

The authorized capital stock of the Company consists of 50,000,000 shares of Class A common stock, par value $.01 per share ("Common Stock"); 200,000 shares of Class B common stock ("Class B"), par value $.01 per share; and 1,000,000 shares of convertible preferred stock par value $1.00 per share. The management of the Company plans to recommend to the Company's stockholders, at the next Annual Meeting of Stockholders, that the Company's Certificate of Incorporation be amended to eliminate Class B. No shares of Class B were outstanding at December 31, 1995.

Preferred Stock

On June 3, 1994, the Company consummated the sale of $5,000,000 of the Company's 10% Cumulative Convertible Preferred Stock, Series B ("Series B"). Fifty thousand shares of Series B were sold by the Company at $100.00 per share. The Series B is convertible into shares of Common Stock at a conversion price of $1.625 per share. The Series B has a liquidation and dividend preference over the Common Stock. The Series B has a 10% dividend, payable semi-annually. The Company has the option to make six dividend payments in shares of Series B; after the sixth such payment, the holders of Series B have the option to receive additional dividends in shares of Series B or to accrue such dividends in cash. If the Company makes four dividend payments in shares of Series B, the holders of Series B have the right to appoint one-third of the members of the Company's Board of Directors. The Series B would be redeemable by the Company, until June 3, 1997, at $110.00 per share and, thereafter, at $100.00 per share, plus accrued and unpaid dividends; provided, however, that the Company cannot redeem any shares of Series B unless and until all outstanding shares of the Series C have been redeemed by

                National Energy Group, Inc.

5. Stockholders' Equity (continued)

the Company. As a result, no shares of Series B can be redeemed before June 14, 1997. The holders of Series B currently have the right to appoint one member to the Company's Board of Directors. The Series B requires that dividends be paid on the Series B before any dividends are paid on Common Stock.

The holders of Series B are entitled to one vote for each share as to matters upon which by law they are entitled to vote as a class, and the approval of a majority of the Series B, voting separately as a class, is required to make changes to the Company's Certificate of Incorporation or By-Laws which adversely affect the Series B, to authorize or issue additional shares of Series B or to issue preferred stock equal to or senior to the Series B as to dividends or liquidation, or, subject to certain exceptions, to effect an extraordinary transaction that requires a vote of the Company's stockholders. As a result, a class vote of the holders of Series B would be required for the Company to merge or be acquired and may therefore delay, deter, or prevent a change in control of the Company.

In June 1995, the Company consummated the sale of $4,000,000 of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series C ("Series C"). Forty thousand shares of Series C were sold by the Company at $100.00 per share. The Series C is convertible into shares of Common Stock at a conversion price of $2.00 per share.

The Series C has a liquidation and dividend preference over the Common Stock, and is parity stock to the previously issued Series B. The Series C has a 10 1/2% dividend, payable semi-annually. The Company has the option to make six dividend payments in shares of Series C; after the sixth such payment, the holders of Series C have the option to receive additional dividends in shares of Series C or to accrue such dividends in cash. If the Company makes four dividend payments in shares of Series C, the holders of Series C (voting as a class with other affected series of preferred stock with similar voting rights) have the right to appoint one-third of the members of the Company's Board of Directors; provided, however, that if the holders of Series B are presently entitled to a similar right, then the holders of Series C shall have no such right until the right of the holders of Series B terminates. The Series C is redeemable by the Company between June 14, 1997 and June 14, 1998, at $110.00 per share and, thereafter, at $100.00 per share, plus accrued and unpaid dividends. No shares of Series B may be redeemed until all the shares of Series C have been redeemed. The holders of the Series C currently have the right to appoint one member to the Company's Board of Directors.

                National Energy Group, Inc.

5. Stockholders' Equity (continued)

The holders of Series C are entitled to one vote for each share as to matters upon which by law they are entitled to vote as a class, and the approval of a majority of the Series C, voting separately as a class, is required to make changes to the Company's Certificate of Incorporation or By-Laws which adversely affect the Series C, to authorize or issue additional shares of Series C or to issue preferred stock equal to or senior to the Series C as to dividends or liquidation, or, subject to certain exceptions, to effect an extraordinary transaction that requires a vote of the Company stockholders. As a result, a class vote of the holders of Series C, as well as the Series B, would be required for the Company to merge or be acquired and may therefore delay, deter, or prevent a change in control of the Company.

Common Stock

Holders of Common Stock are entitled to one vote for each share held of record on all matters voted on by stockholders. The shares of the Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the shares of the Common Stock voting for the election of the directors can elect all of the directors to be elected by holders of the Common Stock, in which event the holders of the remaining shares of Common Stock will not be able to elect any director. Upon any liquidation, dissolution, or winding-up of the affairs of the Company, holders of the Common Stock would be entitled to receive, pro rata, all of the assets of the Company available for distribution to stockholders, after payment of any liquidation preference of any Preferred Stock that may be issued and outstanding at the time. Holders of the Common Stock have no subscription, redemption, sinking fund, or preemptive rights.

The Class B was entitled to special conversion rights. In June 1995, as a result of the Company's proven crude oil and natural gas reserves reaching a value in excess of $25,000,000, the 129,644 shares of Class B common stock which were outstanding at December 31, 1994, were converted into 1,296,440 shares of Common Stock, in accordance with the terms of the Class B. Under the terms of the Class B, such shares cannot be reissued.

In connection with the repayment of borrowings under the Texas Gas Fund I credit facility, the Company issued 100,000 shares of Common Stock to reduce a net profits interest in the GAU held by Texas Gas Fund I.

                National Energy Group, Inc.

5. Stockholders' Equity (continued)
Common Stock issuable under asset acquisition agreement at December 31, 1994, represents additional consideration related to asset acquisition agreements. In January 1995, 300,000 shares of Common Stock were issued in satisfaction of this obligation.

Warrants

In June 1994, in connection with the sale of the Series B Preferred Stock, the Company issued warrants to purchase 307,692 shares of Common Stock at a price of $1.625 per share. During 1995, 255,492 of these warrants were exercised. These warrants expire June 3, 1997.

In 1995, the Company granted warrants to purchase 300,000 shares of Common Stock at a price of $1.625 per share, pursuant to a consulting agreement. The first 100,000 warrants were exercisable immediately and expire July 31, 1997, the next 100,000 became exercisable on July 31, 1995 and expire July 31, 1998, and the remaining 100,000 become exercisable on July 31, 1996 and expire July 31, 1999. The estimated fair value of the warrants was deferred at the date of grant and is being charged to general and administrative expenses over the vesting period.

In June 1995, in connection with the acquisition of Oak Hill (Note 2), the Company issued warrants to purchase 200,000 shares of Common Stock at a price of $2.00 per share. These warrants will become exercisable on June 28, 1996 and expire June 30, 1998.

The following table summarizes warrants outstanding at December 31, 1995:

   Number of Shares   Expiration     Warrants    Exercise
    Under Warrant        Date       Exercisable   Price
   ----------------  -------------  -----------  --------

        52,200       June 3, 1997      52,200     $1.625
       100,000       July 31, 1997    100,000     $1.625
       100,000       July 31, 1998    100,000     $1.625
       100,000       July 31, 1999          -     $1.625
       200,000       June 30, 1998          -     $2.00
   ----------------  -------------  -----------  --------
       552,200                        252,200
   ================                 ===========

                National Energy Group, Inc.

5. Stockholders' Equity (continued)

Stock Options

During 1992, the Company's Board of Directors and stockholders approved the Company's 1992 Stock Option Plan (the "Plan"). Awards may be granted to key employees or nonemployee directors of the Company. Awards may consist of options to purchase shares of Common Stock or stock appreciation rights ("SARs") or a combination thereof. The aggregate number of shares that the Company may issue under the Plan will not, at the time of the grant, exceed an amount equal to 10% of the number of then-outstanding shares of Common Stock. Furthermore, no more than 30% of the shares of Common Stock for which awards may be granted under the Plan may be granted to the Company's directors, and no one director may be granted awards covering more than 75,000 shares of Common Stock. No more than 50% of the shares of Common Stock for which awards may be granted under the Plan may be granted to officers of the Company who are not directors, and no one officer who is not a director may be granted awards covering more than 125,000 shares. The exercise price of an option or SAR may not be less than the fair market value of Common Stock on the date of grant. All options granted under the Plan expire no later than the tenth anniversary of the date of grant. At December 31, 1995, 15,000 options had been granted pursuant to the Plan. At present, the Company does not plan to issue further options under the Plan.

In addition, during 1995 and 1994, the Company's Board of Directors issued options to purchase 765,000 and 40,000 shares of Common Stock, respectively, to certain officers and directors. These options were issued outside of the Plan.

Option transactions are summarized below:

                                    Number of      Option
                                     Shares      Price Range
                                    ---------  ---------------
Outstanding (297,500 options
 exercisable) at December 31, 1993   297,500   $ .50  - $1.06
Granted                               40,000       $1.625
Canceled                             (35,000)  $ .625 - $1.06
Exercised                            (62,500)  $ .50  - $ .625
                                    ---------  ---------------
Outstanding (200,000 options
 exercisable) at December 31, 1994   240,000   $ .625 - $1.625
Granted                              765,000   $1.625 - $2.875
Exercised                            (72,500)  $ .625 - $1.625
                                    ---------  ---------------
Outstanding (347,500 options
 exercisable) at December 31, 1995   932,500   $ .625 - $2.875
                                    =========  ===============

                National Energy Group, Inc.

6. Income Taxes

The  reconciliation  of income taxes computed  at  the  U.S.
federal statutory tax rates to the benefit for income taxes on the income (loss) before extraordinary item is as follows:

                                              Year ended
                                              December 31
                                           1995       1994
                                         ---------  ---------
Income tax (benefit) at statutory rate   $  69,970  $(166,385)
Utilization of net operating loss
 carryforward                              (69,970)         -
Benefit of net operating loss not
 recognized                                      -    166,385
                                         ---------  ---------
                                         $       -  $       -
                                         =========  =========

The computation of the net deferred tax (liability) follows:

                                              December 31
                                           1995       1994
                                         ---------  ---------
Deferred tax liabilities:
 Property and equipment                  $(198,790) $(357,330)
 Other                                      (8,378)   (14,677)

Deferred tax assets:
 Net operating loss carryforward           823,319    915,268
 Other                                           -      6,499
                                         ---------  ---------

                                           616,151    549,760
Less valuation allowance                  (616,151)  (549,760)
                                         ---------  ---------

                                         $       -  $       -
                                         =========  =========

At December 31, 1995, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $2,333,000, which expire beginning in the year 2003. As a result of an asset acquisition in April 1992, utilization of $1,356,000 of the net operating loss carryforward for income tax purposes is restricted to approximately $160,000 per year because of a change in ownership, as defined by the Tax Reform Act of 1986.

                National Energy Group, Inc.

7. Gas Hedging Activities and Commitments

While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging is accomplished pursuant to swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities is managed by requiring minimum credit standards for counterparties, periodic settlements, and mark to market valuations. The Company has not been required to provide collateral relating to its hedging activities.

In December 1995, the Company had entered into various swap agreements to fix the selling prices for natural gas at a weighted average NYMEX price of $2.805 per Mcf for 225,000 Mcf of natural gas to be produced during 1996. The Company closed the positions prior to December 31, 1995, resulting in a deferred gain of approximately $70,875 which will be recognized in 1996.

Subsequent to December 31, 1995 and as of March 25, 1996, the Company has entered into additional swap agreements to fix selling prices for natural gas at a weighted average NYMEX price of $2.19 per Mcf for 1,300,000 Mcf of natural gas to be produced during 1996. In addition, the Company entered into a basis swap agreement with a basis differential of $.205 covering 800,000 Mcf of natural gas to be produced during 1996.

8. Crude Oil and Natural Gas Producing Activities

Capitalized costs relating to crude oil and natural gas producing activities and related accumulated depreciation, depletion, and amortization are summarized as follows:

                                             December 31
                                         1995          1994
                                      -----------  -----------
Proved crude oil and natural gas
 properties                           $37,493,394  $15,284,453
Unproved crude oil and natural gas
 properties                               707,913            -
Accumulated depreciation, depletion,
 and amortization                      (5,366,293)  (2,320,378)
                                      -----------  -----------
                                      $32,835,014  $12,964,075
                                      ===========  ===========

The unproven properties are excluded from the amortization base and consist primarily of acreage, acquisition costs, and related geological and geophysical costs. These costs are expected to be evaluated during the Company's 1996 drilling program.

                National Energy Group, Inc.

8. Crude Oil and Natural Gas Producing Activities

Costs incurred in crude oil and natural gas producing activities for the years ended December 31, 1995 and 1994, are as follows:

                                     Year ended December 31
                                        1995         1994
                                     -----------  ----------
Acquisitions of properties:
 Proved                              $13,657,383  $1,153,548
 Unproved                            $   707,913  $  134,512
Exploration costs                    $    73,034  $  130,182

Development costs                    $ 8,595,363  $2,006,183
Amortization rate per equivalent
barrel                                     $5.97       $4.20

Depletion, depreciation and amortization increased  $351,964 for the fourth quarter of 1995 due to downward revisions in estimated proved reserves at December 31, 1995.

Revenues from individual customers exceed 10% of total crude oil and natural gas sales are as follows:

                                     Year ended December 31
                                        1995         1994
                                     -----------  ----------
Plains Marketing and Transportation  $ 4,618,136  $1,614,711
Energy Source, Inc.                  $   870,285           -
GPM Natural Gas Corporation                    -  $  553,613

The Company believes that the loss of these customers would not have a significant impact on the Company's results of operations or financial condition.

9.   Supplementary  Crude  Oil  and  Natural   Gas   Reserve
Information (Unaudited)

The Company has interests in crude oil and natural gas properties that are principally located in Texas, Oklahoma, New Mexico, Wyoming and offshore Texas. The Company does not own or lease any crude oil and natural gas properties outside the United States.

The Company retains independent engineering firms to provide annual year-end estimates of the Company's future net recoverable crude oil, natural gas, and natural gas liquids reserves. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in

                National Energy Group, Inc.

9.   Supplementary  Crude  Oil  and  Natural   Gas   Reserve
Information (Unaudited) (continued)

effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

                                                     Natural
                                           Crude       Gas
                                            Oil     (Thousand
                                         (Barrels)  Cubic Feet)
                                         ---------  ----------

December 31, 1993                        3,721,084  11,047,393
Purchase of reserves in place            1,035,137   1,858,271
Extensions and discoveries                 906,526   1,996,771
Revisions of previous estimates           (387,840)   (879,838)
Production                                (115,642)   (620,843)
Sales of reserves in place                  (3,524)    (21,280)
                                         ---------  ----------

December 31, 1994                        5,155,741  13,380,474
Purchase of reserves in place              190,063  25,785,458
Revisions of previous estimates         (1,141,288) (6,453,623)
Production                                (283,440) (1,752,990)
Sales of reserves in place                       -     (90,207)
                                         ---------  ----------

December 31, 1995                        3,921,076  30,869,112
                                         =========  ==========

Proved developed reserves:

December 31, 1993                        1,641,800   8,781,785
December 31, 1994                        1,532,470   9,205,784
December 31, 1995                        1,632,404  13,304,031

The Company's principal properties are the GAU and Oak Hill, both of which are located onshore in Texas, and Mustang
Island located in offshore Nueces County, Texas.

                National Energy Group, Inc.

9.   Supplementary  Crude  Oil  and  Natural   Gas   Reserve
Information (Unaudited)     (continued)

As of December 31, 1995 and 1994, the Company's net interest in the proved reserves of the GAU was approximately 4,167,000 BOE and 5,422,000 BOE, respectively. As of December 31, 1995, the Company's net interests in the proved reserves of Oak Hill and Mustang Island were 3,342,632 BOE and 721,313 BOE, respectively.

The following is a summary of a standardized measure of discounted net cash flows related to the Company's proved crude oil and natural gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves were computed using crude oil and natural gas prices as of the end of each period presented. Future development and production costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future. Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved crude oil and natural gas reserves, less the tax basis of the properties involved.

The Company cautions against using this data to determine the fair value of its crude oil and natural gas properties. To obtain the best estimate of fair value of the crude oil and natural gas properties, forecasts of future economic conditions, varying discount rates, and consideration of other than proved reserves would have to be incorporated into the calculation. In addition, there are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production that impair the usefulness of the data.

The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

                                              December 31
                                           1995         1994
                                       ------------  ------------
Future cash inflows                    $132,218,400  $107,208,656
Future production and development       (71,109,500)  (55,049,902)
Future income tax expenses               (7,123,405)  (12,687,965)
                                       ------------  ------------

Future net cash flows                    53,985,495    39,470,789
10% annual discount for estimated
 timing of cash flows                   (21,858,394)  (18,631,286)
                                       ------------  ------------
Standardized measure of discounted
 future net cash flows                  $32,127,101  $ 20,839,503
                                       ============  ============

                National Energy Group, Inc.

9. Supplementary Crude Oil and Natural Gas Reserve
 Information (Unaudited) (continued)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                       Year ended December 31
                                         1995         1994
                                      -----------  -----------
Sales and transfers of crude oil and
 natural gas produced, net of
 production costs                      (5,710,325) (1,775,145)
Net changes in prices and production
 costs                                 14,654,096  14,785,630
Changes in estimated future
 development costs                     (3,291,037)  1,738,982
Development costs incurred during the
 period                                (8,595,363) (1,858,425)
Purchases of reserves in place         15,455,400   3,414,926
Sales of reserves in place                (97,210)    (30,585)
Extensions and discoveries, less
 related costs                                  -   4,605,206
Revisions of previous quantity
 estimates                             (8,871,208) (1,985,978)
Accretion of discount                   2,744,504   1,439,950
Net change in income taxes              5,564,560  (6,952,217)
Changes in production rates (timing)
 and other                               (565,819) (4,221,647)
                                      -----------  -----------

Net change                            $11,287,598  $9,160,697
                                      ===========  ===========

During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The net weighted average prices of crude oil and natural gas at December 31, 1995 and 1994 used in the above table were $18.71 and $16.59 per barrel of crude oil, respectively, and $1.91 and $1.62 per thousand cubic feet of natural gas, respectively.

10. Legal Proceedings and Claims

On August 31, 1995, R.E. Steakley and N.M. Steakley filed a lawsuit in the District Court of Harris County, Texas, against Amoco Production Company, Phillips Petroleum Company, the Company and others. The lawsuit alleges certain environmental claims and related tortuous and contractual claims. The plaintiffs seek unspecified damages which include remediation and various tortuous and contractual damages.

                National Energy Group, Inc.

10. Legal Proceedings (continued)

The Company believes that it is operating in compliance with applicable environmental laws and regulations and believes, based on the advice of counsel, that the ultimate resolution of the lawsuit will not have a material effect on the Company's financial condition or results of operations.

11. Proposed Merger

On  December  29,  1995, the Company  and  Alexander  Energy
Corporation ("Alexander") signed a letter of intent providing for the merger of Alexander and the Company. The letter of intent was subject to, among other conditions, the execution of a definitive merger agreement by February 15, 1996. On February 15, 1996, the Company and Alexander extended the time to sign a definitive merger agreement to April 10, 1996. On March 25, 1996, the Company and Alexander modified the terms of the letter of intent to reduce the original exchange ratio from 1.8 to 1.7 shares of the Company's Common Stock for each share of Alexander common stock. The proposed merger between the Company and Alexander is subject to the execution of a definitive purchase agreement, satisfactory due diligence and other material conditions. Therefore, the merger may or may not be consummated.

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                                Page
Number  Description and Incorporation By Reference                     Number
- ------- ------------------------------------------                     ------

3.1     Certificate of Incorporation, as amended, of the Company. (1)

3.2     By-Laws, as amended, of the Company. (1)

4.1     Instrument defining the Rights of Class A Common Stock. (2)

4.2 Certificate of Designations of National Energy Group, Inc. of 10% Cumulative Convertible Preferred Stock, Series B. (3)

4.3 Certificate of Designations of National Energy Group, Inc. of 10-1/2%, Cumulative Convertible Preferred Stock, Series C. (4)

10.1 Agreement of Merger, dated December 17, 1990, among Big Piney, VP Oil, Inc., National Energy Group, Inc., Big Piney Acquisition Corp. and VP Acquisition Corp. (1)

10.2 Asset Purchase and Sale Agreement, dated as of February 7, 1992, among the Company, TriSearch, Inc., TriSearch Ltd., Kirkland Resources (Holdings) PLC, D. E. Boyle, Jr., C. D. Hughes,
        OilSearch Acquisition Group One, Ltd. and OilSearch Leasing Partners, Ltd. (5)

10.3    Addendum to Asset Purchase and Sale Agreement, dated as of
        March 31, 1992, among the Company, TriSearch, Inc., TriSearch Ltd., Kirkland Resources (Holdings) PLC, D. E. Boyle, Jr., C. D. Hughes, OilSearch Acquisition Group One, Ltd. and OilSearch Leasing Partners, Ltd. (5)

10.4 Purchase Agreement, dated March 12, 1993, by and among the Company, OilSearch Leasing Partners, Ltd. ("Leasing"), OilSearch Acquisition Group One, Ltd. ("Acquisition"), and the various limited partners of Leasing and Acquisition. (7)

10.5 Crude Oil Purchase Contract, dated November 30, 1992, between the Company and Plains Liquids Transport Inc. (7)

10.6 Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and Transportation Inc. and the predecessor contract, the Crude Oil Purchase Contract, dated November 12, 1991, between Sunnybrook Transmission, Inc. and TriSearch Inc. (7)

10.7     Asset Purchase and Sale Agreement, dated as of December
         30,1993, between the Company and Bligh Petroleum, Inc.  (6)

10.8     1992 Stock Option Plan.  (8)

10.9     Subordinated Promissory Notes, dated December 30, 1993,
         related to the Bligh Acquisition.  (8)

10.10    Amendment to Crude Oil Purchase Contract, dated November
         17, 1993, between the Company and Plains Liquid
         Transport, Inc. (3)

10.11 Credit Agreement, dated June 1, 1994 between the Company and Texas Gas Fund I. (3)

10.12 Stock Purchase Agreement, dated as of June 2, 1994, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P., and Opportunity Associates L.P. (3)

10.13 Loan Agreement, dated June 30, 1995, between the Company and Bank One, Texas, N.A. (4)

10.14 Agreement for Purchase and Sale (Oak Hill), dated April 12, 1995, between the Company and Sierra 1994 I Limited
         Partnership. (4)

10.15    Agreement for Purchase and Sale (Mustang Island), dated
         April 20, 1995, between the Company and Sierra Mineral
         Development, L.C. (4)

10.16 Purchase and Sale Agreement, dated as of March 29, 1995, between the Company and Enron Oil and Gas Company. (4)

10.17 Stock Purchase Agreement dated as of June 14, 1995, among the Company, Arbco Associates L.P., Offense Group
         Associates L.P., Kayne, Anderson Nontraditional
         Investments L.P. and Opportunity Associates L.P. (4)

10.18 Executive Employment Agreement, dated January 1, 1996, between the Company and Miles D. Bender. (9)

10.19 Executive Employment Agreement, dated January 1, 1996, between the Company and R. Thomas Fetters, Jr. (9)

10.20 Agreement, dated January 1, 1996, between the Company and Randall A. Carter. (9)

10.21 Agreement, dated January 1, 1996, between the Company and Robert A. Imel. (9)

10.22 Executive Employment Agreement, dated January 1, 1996, between the Company and Melissa Rutledge. (9)

10.23 Executive Employment Agreement, dated January 1, 1996, between the Company and William T. Jones. (9)

23.1     Consent of Ernst & Young LLP. (9)

23.2     Consent of Roebuck & Associates. (9)

23.3     Consent of Netherland, Sewell & Associates, Inc. (9)

27 The Financial Data Schedule, for the twelve months ending December 31, 1995 (applicable to EDGAR Filings only). (9)


- -------------------------------------------------------------------------------
(1)      Incorporated by reference to the Company's Registration
         Statement on Form S-4 (No. 33-38331), dated April  23, 1991.

(2)      Incorporated by reference to the Company's Registration
         Statement on Form S-3 (No. 33-81172), dated July 27, 1994.

(3) Incorporated by reference to the Company's Current Report on Form 8- K, dated June 17, 1994.

(4) Incorporated by reference to the Company's Current Report on Form 8- K, dated July 17, 1995.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

(6) Incorporated by reference to the Company's Current Report on Form 8- K, dated January 1994.

(7) Incorporated by reference to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1992.

(8) Incorporated by reference to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1993.

(9)      Filed herewith.

                                                   Exhibit 10.18
                                                   -------------


                      EXECUTIVE EMPLOYMENT AGREEMENT



     This Executive Employment Agreement (the "Agreement") is made the 1st day of January, 1996, by and between National Energy Group, Inc., a Delaware corporation acting by and through its hereunto duly authorized officer (the "Company"), and Miles D. Bender (the "Executive").

     WHEREAS, the Executive is presently in the employ of the Company in the capacity of President, Chief Executive Officer, and Treasurer, and the Company is willing to provide certain employment assurances to the Executive in the event of a Change of Control (as defined below) of the Company as incentive and inducement for the Executive to continue in such employment in his present capacity after a Change of Control; and

     WHEREAS, in consideration of such employment assurances, the Executive is willing to remain in the employ of the Company in the capacity of President, Chief Executive Officer and Treasurer after a Change of Control of the Company.

     NOW, THEREFORE, in consideration of the premises and the mutual terms and conditions hereof, the Company and the Executive hereby agree as follows:

     1. Employment. In consideration of the benefits hereinafter specified, the Executive hereby agrees to continue his employment with the Company in the capacity of President, Chief Executive Officer, and Treasurer after a Change of Control of the Company and to discharge his duties in such capacity during the term of this Agreement.

     2. Exclusive Services. The Executive shall devote his full working time, ability and attention to the business of the Company during the term of this Agreement and shall not, directly or indirectly, render any services of a business, commercial or professional nature to any other person, corporation or organization, whether for compensation or otherwise, without the prior knowledge and consent of the Board of Directors (the "Board") of the Company; provided, however, that the provisions of this Agreement shall not be construed as preventing the Executive from investing in other non-competitive businesses or enterprises if such investments do not require substantial services on the part of the Executive in the affairs or operations of any such business or enterprise so as to significantly diminish the performance by the Executive of his duties, functions and responsibilities under this Agreement. During the term of this Agreement, the Executive shall not, directly or indirectly, either through any kind of ownership (other than ownership of securities of publicly held corporations of which the Executive owns less than five percent (5%) of any class of outstanding securities) or as a director, officer, agent, employee or consultant engage in any business that is competitive with the Company.

     3. Authority and Duties. During the term of this Agreement, the Executive shall have such authority and shall perform such duties, functions and responsibilities as are specified by the Bylaws of the Company, the Executive Committee, or the Board of Directors of the Company and/or as are appropriate for the office of the President, Chief Executive Officer, and Treasurer and shall serve with the necessary power and authority commensurate with such position and consistent with the manner with which the Executive has carried out the office in the past. If the Company removes the Executive from the office of the President, Chief Executive Officer, and Treasurer of the Company after a Change of Control or limits, restricts or reassigns his authority and responsibility after a Change of Control so as to be less significant than, or not comparable to, that to which he held immediately preceding such Change of Control in his capacity as President, Chief Executive Officer, and Treasurer without his prior mutual consent, the Executive shall be entitled to resign for good reason and receive the Severance Benefits set forth in this Agreement.

     4. Compensation. In consideration for the services to be rendered by the Executive to the Company and/or its subsidiaries, the Company shall pay to the Executive at least the gross cash compensation and shall award to the Executive at least the bonuses as set forth below:


  Annual Period                 Annual                       Annual Bonus
                              Base Salary
- --------------------------------------------------------------------------------

For the one year            100% of the                  100% of the average of
period following            average of the               the Executive's annual
effective date of a         bonuses paid to              base salary in effect
Change of Control           the Executive for            immediately prior to
                            each of the three            the Change in Control
                            fiscal years                 and of the Executive's
                            before the Change            annual base salary for
                            in Control                   each of the
                                                         immediately preceding
                                                         two years

For the second year         100% of the average of       100% of the
following effective         the Executive's annual       average of the
date of a Change of         base salary on the           bonuses paid to
Control                     date that is one year        the Executive for
                            after the Change in          the three
                            Control and of the           immediately
                            Executive's annual           preceding fiscal
                            base salary for each         years
                            of the immediately
                            preceding two years

For the third year          100% of the average of       100% of the
following effective         the Executive's annual       average of the
date of a Change of         base salary on the           bonuses paid to
Control                     date that is two years       the Executive for
                            after the Change in          the three
                            Control and of the           immediately
                            Executive's annual           preceding fiscal
                            base salary for each         years
                            of the immediately
                            preceding two years

- -------------------------------------------------------------------------------

In the event that the Executive shall not have been employed for three years prior to the effective date of this Agreement, the Executive's annual base compensation rate or bonus rate shall be averaged over the actual period of employment of the Executive by the Company.

     Each of the annual base salary amounts set forth above shall be paid to the Executive in equal monthly installments, or as otherwise agreed, during each corresponding year of the term of this Agreement, provided that for any period of less than one (1) year, the annual base salary shall be pro-rated accordingly. The annual bonus amount indicated above or amounts in excess of such indicated bonus shall be awarded no later than December 31 of the corresponding annual period. The amount set forth above is compensation to the Executive or gross amounts due hereunder and the Company shall have the right to deduct therefrom all taxes and other amounts which may be required to be deducted or withheld by law (including, but not limited to income tax, withholding, social security and medicare payments) whether such law is now in effect or becomes effective after the execution of this Agreement.

     5.   Benefits and Business Expenses.  During the term hereof:

          (a) The Executive shall be entitled to continue his participation in programs maintained by the Company for the benefit of its employees and officers and to participate in new or amended programs, including, but not limited to, medical, health, life, accident and disability insurance programs, pension plans, incentive compensation plans, stock option plans, stock appreciation rights plans, and limited stock appreciation rights plans. The Company shall not terminate nor amend such plans to the detriment of the Executive.


          (b) To the extent that the Company has provided the Officer with an automobile, club memberships, association and trade memberships and other memberships prior to the change of control, the Company shall continue to provide the Officer with such items, of a comparable nature, following a Change of Control. The Company shall pay the expenses of such automobile, memberships and subscriptions.

          (c) The Executive shall be reimbursed for any business expenses reasonably incurred in carrying out his duties, functions and responsibilities upon presentation of expense reports to the Company.


     6. Term. This Agreement shall have a term of three (3) years commencing on the effective date of a Change of Control and shall be automatically extended on the 9th day of each and every calendar month during the term of this Agreement for an additional calendar month so that at the beginning of each and every month during the term of this Agreement there shall be a remaining term of three (3) years (but in no event beyond the time the Executive reaches age 65) unless and until the Company gives written notice to the Executive that the term of this Agreement shall not be further so extended, in which case the Executive shall be entitled to resign for good reason. The provisions of this Section 6 shall apply to each Change of Control irrespective of any Changes of Control which may have occurred previously.

     7. Severance Benefits After Change Of Control. In addition to such compensation and other benefits payable to or provided for the Executive as authorized by the Board from time to time, Executive shall be entitled to receive in lieu of the compensation described in paragraph 4 hereof, and the Company shall pay or provide to the Executive the following severance benefits (the "Severance Benefits") in the event that, during the term hereof, the Company discharges the Executive without cause or the Executive resigns for good reason after a Change of Control, to-wit:

          (a) The Company shall pay to the Executive a lump sum cash payment (multiplied by the applicable factor described below) payable on such date of termination of employment equal to the Executive's "base compensation" then in effect, which shall, and is defined to, consist of the sum of (i) the Executive's annual base salary then in effect, (ii) the average of the amounts of the last three annual cash bonuses paid or granted to, or earned by, the Executive, and (iii) the average of the total amounts of the Company's contributions to its retirement plan allocable to the Executive on a fully vested basis for the last three fiscal years of the retirement plan. The amount of the "base compensation" payable to the Executive pursuant to this
     Section 7(a) shall be (a) multiplied by the number three (3) for the purposes of determining the lump sum cash severance payment due under this Section 7(a).

          (b) All stock options granted by the Company to the Executive, all contributions made by the Executive and by the Company for the account of the Executive to any pension, retirement or any other benefit plan, and all other benefits or bonuses, including but not limited to net profits interests which contain vesting or exercisability provisions conditioned upon or subject to the continued employment of the Executive, shall become fully vested and exercisable and shall remain fully exercisable for a period of the later of three hundred sixty (360) days after (i) the date of such termination of employment; or (ii) the termination of this Agreement.
          (c) The Company shall continue the participation of the Executive in all life, accident, disability, medical, dental and all other health and casualty insurance plans maintained by the Company for its officers and employees for a period of one (1) year after the date of such termination of employment or for such longer period as may be required by applicable law.

          (d) Notwithstanding any provision of this Agreement to the contrary, if the Executive is a disqualified individual (as the term "disqualified individual" is defined in Section 280G of the Code) and if any portion of the Severance Benefits under this Section 7 of this Agreement would be an excess parachute payment (as the term "excess parachute payment" is defined in Section 280G of the Code) but for the application of this sentence, then the amount of the Severance Benefits otherwise payable to the Executive pursuant to this Agreement will be reduced to the minimum extent necessary (but in no event to less than zero) so that no portion of the Severance Benefits, as so reduced, constitutes an excess parachute payment. The determination of whether any reduction in the amount of the Severance Benefits is required pursuant to this Section 7(d) will be made by the Company's independent accountants. The fact that the Executive has his Severance Benefits reduced as a result of the limitations set forth in this Section 7(d) will not of itself limit or otherwise affect any rights of the Executive arising other than pursuant to this Agreement.

          (e) The Company has determined that the amounts payable under this Agreement constitute reasonable compensation for services rendered. Accordingly, notwithstanding any other provision hereof, unless such action would be expressly prohibited by applicable law, if any amount is paid pursuant to this Agreement which is determined to be subject to the excise tax imposed by Section 4999 of the Code, the Company will pay to the Executive an additional amount in cash equal to the amount necessary to cause the aggregate amount payable under this Agreement, including such additional cash payment (net of all federal, state and local income taxes and all taxes payable as the result of the application of Sections 280G and 4999 of the Code), to be equal to the aggregate amount payable under this Agreement, excluding such additional payment (net of all federal, state and local income taxes), as if Sections 280G and 4999 of the Code (and any successor provisions thereto) had not been enacted into law.

     8.   Place of Performance.  During the term hereof:

          (a) The principal office of the Executive and the principal place for performance by him of his duties, functions and responsibilities under this Agreement shall be in the City or suburbs of Dallas, Texas.

          (b) It is recognized that the performance of the Executive's duties hereunder may occasionally require the Executive, on behalf of the Company, to be away from his principal office for business reasons. Unless consent of the Executive is obtained, such periods of being away from his principal office on behalf of the Company shall not exceed thirty (30) calendar days per year.

     9. Definition of Change of Control. For purposes of this Agreement, "Change of Control" shall mean the occurrence of one or more of the following events: (i) a person or entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) of persons or entities shall have become the beneficial owner of a majority of the securities of the Company ordinarily having the right to vote in the election of directors, (ii) during any consecutive two-year period, individuals who at the beginning of such period constituted the Board of Directors of the Company (together with any directors who are members of such Board of Directors of the Company on the date hereof and any new directors whose election by such Board of Directors of the Company or whose nomination for election by the stockholders of the Company was approved by a vote of 66 2/3% of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors of the Company then in office, (iii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, the assets of the Company to any person or entity or group (as so defined in Section 13(d)(3) of the Exchange Act) of persons or entities (other than any wholly owned subsidiary of the Company) or (iv) the merger or consolidation of the Company into or with another corporation or the merger of another corporation into the Company with the effect that immediately after such transaction any person or entity or group (as so defined in Section 13(d)(3) of the Exchange Act) of persons or entities, or the stockholders of any other entity, shall have become the beneficial owner of securities of the surviving corporation of such merger or consolidation representing a majority of the voting power of the outstanding securities of the surviving corporation ordinarily having the right to vote in the election of directors. The Alexander Energy Corporation merger, however it might be structured, shall not constitute a Change of Control under this Agreement.

     10. Discharge with Cause. For the purposes of this Agreement, the Company shall be deemed to have discharged the Executive for cause only if any one of the following conditions existed:

          (a) If the Executive shall have willfully breached or habitually neglected his duties and responsibilities as the President, Chief Executive Officer, and Treasurer of the Company; or

          (b) If the Executive shall have been convicted of any felony offense during the term of this Agreement.

The discharge of the Executive by the Company when none of the foregoing conditions exist shall be deemed to be a discharge without cause.

     11. Resignation for Good Reason. For the purposes of this Agreement, the Executive shall have resigned for good reason if any one of the following conditions existed at the time of his resignation:

         (a) If the Company shall have assigned to the Executive authority and responsibilities less significant than, or not comparable to, that which he had in his capacity as President, Chief Executive Officer, and Treasurer immediately preceding a Change of Control or shall otherwise so limit or restrict his authority and responsibilities after a Change of Control;

          (b) The Company shall have reduced the Executive's annual base salary below his annual base salary in effect on the effective date of a Change of Control or the Company shall have reduced the Executive's annual cash bonus below that of his last annual cash bonus prior to the effective date of a Change of Control; or

          (c) The Company shall have taken any actions having the purpose or intent and the effect of inducing the Executive to resign, such as failing to provide the Executive with all personnel benefits which are otherwise generally provided to executive officers of the Company or reasonably necessary or appropriate for the performance by the Executive of his duties as President, Chief Executive Officer and Treasurer of the Company; or

          (d) The Company shall have declined to extend the term of this Agreement pursuant to Section 6 hereof.

     12. Termination Upon Death. This Agreement shall terminate immediately upon the date of the death of the Executive.

     13. Remedies. If the Executive shall file any judicial action for enforcement of this Agreement and successfully recover compensation or damages, the Executive shall be entitled to recover from the Company an additional amount equal to interest at ten percent (10%) per annum on the amount recovered from the date such amount was due and payable together with all expenses and reasonable attorneys' fees incurred in obtaining legal advice and counselling respecting his rights under this Agreement and in prosecuting and disposing of such action. The provisions of this Section shall be cumulative and without prejudice to any other right or remedy to which the Executive may be entitled either at law, in equity or under this Agreement and shall not constitute the exclusive remedy of the Executive for breach of this Agreement.

     14.  General Provisions.

          (a) Notices. Any notices to be given hereunder by either party to the other may be given either by personal delivery in writing or by fax, or by mail, registered or certified, postage prepaid, return receipt requested, addressed to the parties at their respective addresses set forth below their signatures to this Agreement, or at such other addresses as they may specify to the other in writing.

          (b) Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

          (c) Invalid Provisions. If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term hereof, such provision shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof; and the remaining provisions hereof shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom. Furthermore, in lieu of such illegal, invalid or unenforceable provision there shall be added automatically as part of this Agreement a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible and still be legal, valid or enforceable.

          (d) Entire Agreement. This Agreement sets forth the entire understanding of the parties and supersedes all prior agreements or understandings, whether written or oral, with respect to the subject matter hereof. No terms, conditions or warranties, other than those contained herein, and no amendments or modifications hereto shall be binding unless made in writing and signed by the parties hereto.

          (e) Binding Effect. This Agreement shall extend to and be binding upon and inure to the benefit of the parties hereto, their respective heirs, representatives, successors and assigns. All of the provisions of this Agreement shall be fully applicable to any successor to the Company resulting from a Change of Control. The Company agrees that in the event of a tender or exchange offer, merger, consolidation or liquidation or any such similar event involving the Company, its securities or assets, it shall reveal the existence of this Agreement to the acquiring person or entity. The Company further agrees that if such action is not inconsistent with the best interests of the Company, it shall condition approval of any transactions proposed by the acquiror upon obtaining the consent, in writing, of the potential successor to the Company to be bound by this Agreement. In the event the Executive dies prior to the termination of this Agreement, any compensation or other payment due and owing to the Executive on or before the date of the Executive's death shall be paid to his estate, executors, administrators, heirs or legal representatives. Since the duties and services of the Executive hereunder are special, personal and unique in nature, the Executive may not transfer, sell or otherwise assign his rights, obligations or benefits under this Agreement.

          (f) Waiver. The waiver by either party hereto of a breach of any term or provision of this Agreement shall not operate or be construed as a waiver of a subsequent breach of the same provisions by either party or of the breach of any other term or provision of this Agreement.

          (g) Titles. Titles of the paragraphs herein are used solely for convenience and shall not be used for interpretation or construing any word, clause, paragraph or provision of this Agreement.

     IN WITNESS WHEREOF, the Company and the Executive have executed this Executive Employment Agreement as of the day and year first written above, effective as of the date specified above.

                                        COMPANY:

                                        NATIONAL ENERGY GROUP, INC.


                                        By:_____________________________________
                                                ________________________________
                                                ________________________________

                                        1400 One Energy Square
                                        4925 Greenville Avenue
                                        Dallas, Texas 75206
                                   (214) 692-9211
                                   (214) 692-9310 (FAX)


                                        EXECUTIVE:


                                        ________________________________________
                                        MILES D. BENDER

                                                   Exhibit 10.19
                                                   -------------

                         EXECUTIVE EMPLOYMENT AGREEMENT



     This Executive Employment Agreement (the "Agreement") is made the 1st day of January, 1996, by and between National Energy Group, Inc., a Delaware corporation acting by and through its hereunto duly authorized officer (the "Company"), and R. Thomas Fetters, Jr. (the "Executive").

     WHEREAS, the Executive is presently in the employ of the Company in the capacity of Senior Vice President - Offshore Operations and Exploration, and the Company is willing to provide certain employment assurances to the Executive in the event of a Change of Control (as defined below) of the Company as incentive and inducement for the Executive to continue in such employment in his present capacity after a Change of Control; and

     WHEREAS, in consideration of such employment assurances, the Executive is willing to remain in the employ of the Company in the capacity of Senior Vice President - Offshore Operations and Exploration after a Change of Control of the Company.

     NOW, THEREFORE, in consideration of the premises and the mutual terms and conditions hereof, the Company and the Executive hereby agree as follows:

     1. Employment. In consideration of the benefits hereinafter specified, the Executive hereby agrees to continue his employment with the Company in the capacity of Senior Vice President - Offshore Operations and Exploration after a Change of Control of the Company and to discharge his duties in such capacity during the term of this Agreement.

     2. Exclusive Services. The Executive shall devote his full working time, ability and attention to the business of the Company during the term of this Agreement and shall not, directly or indirectly, render any services of a business, commercial or professional nature to any other person, corporation or organization, whether for compensation or otherwise, without the prior knowledge and consent of the Board of Directors (the "Board") or President and Chief Executive Officer of the Company; provided, however, that the provisions of this Agreement shall not be construed as preventing the Executive from investing in other non-competitive businesses or enterprises if such investments do not require substantial services on the part of the Executive in the affairs or operations of any such business or enterprise so as to significantly diminish the performance by the Executive of his duties, functions and responsibilities under this Agreement. During the term of this Agreement, the Executive shall not, directly or indirectly, either through any kind of ownership (other than ownership of securities of publicly held corporations of which the Executive owns less than five percent (5%) of any class of outstanding securities) or as a director, officer, agent, employee or consultant engage in any business that is competitive with the Company.

     3. Authority and Duties. During the term of this Agreement, the Executive shall have such authority and shall perform such duties, functions and responsibilities as are specified by the Bylaws of the Company, the Executive Committee, the Board of Directors, or the President of the Company and/or as are appropriate for the office of the Senior Vice President - Offshore Operations and Exploration and shall serve with the necessary power and authority commensurate with such position and consistent with the manner with which the Executive has carried out the office in the past. If the Company removes the Executive from the office of the Senior Vice President - Offshore Operations and Exploration of the Company after a Change of Control or limits, restricts or reassigns his authority and responsibility after a Change of Control so as to be less significant than, or not comparable to, that to which he held immediately preceding such Change of Control in his capacity as Senior Vice President - Offshore Operations and Exploration without his prior mutual consent, the Executive shall be entitled to resign for good reason and receive the Severance Benefits set forth in this Agreement.

     4. Compensation. In consideration for the services to be rendered by the Executive to the Company and/or its subsidiaries, the Company shall pay to the Executive at least the gross cash compensation and shall award to the Executive at least the bonuses as set forth below:


  Annual Period                 Annual                     Annual Bonus
                              Base Salary
- -------------------------------------------------------------------------------
                                                         100% of the
For the one year         100% of the average of          average of the
period following         the Executive's annual          bonuses paid to
effective date of a      base salary in effect           the Executive for
Change of Control        immediately prior to            each of the three
                         the Change in Control           fiscal years
                         and of the Executive's          before the Change
                         annual base salary for          in Control
                         each of the
                         immediately preceding
                         two years

For the second year      100% of the average of          100% of the
following effective      the Executive's annual          average of the
date of a Change of      base salary on the              bonuses paid to
Control                  date that is one year           the Executive for
                         after the Change in             the three
                         Control and of the              immediately
                         Executive's annual              preceding fiscal
                         base salary for each            years
                         of the immediately
                         preceding two years

For the third year       100% of the average of          100% of the
following effective      the Executive's annual          average of the
date of a Change of      base salary on the              bonuses paid to
Control                  date that is two years          the Executive for
                         after the Change in             the three
                         Control and of the              immediately
                         Executive's annual              preceding fiscal
                         base salary for each            years
                         of the immediately
                         preceding two years

- --------------------------------------------------------------------------------

In the event that the Executive shall not have been employed for three years prior to the effective date of this Agreement, the Executive's annual base compensation rate or bonus rate shall be averaged over the actual period of employment of the Executive by the Company.

     Each of the annual base salary amounts set forth above shall be paid to the Executive in equal monthly installments, or as otherwise agreed, during each corresponding year of the term of this Agreement, provided that for any period of less than one (1) year, the annual base salary shall be pro-rated accordingly. The annual bonus amount indicated above or amounts in excess of such indicated bonus shall be awarded no later than December 31 of the corresponding annual period. The amount set forth above is compensation to the Executive or gross amounts due hereunder and the Company shall have the right to deduct therefrom all taxes and other amounts which may be required to be deducted or withheld by law (including, but not limited to income tax, withholding, social security and medicare payments) whether such law is now in effect or becomes effective after the execution of this Agreement.

     5.   Benefits and Business Expenses.  During the term hereof:

          (a) The Executive shall be entitled to continue his participation in programs maintained by the Company for the benefit of its employees and officers and to participate in new or amended programs, including, but not limited to, medical, health, life, accident and disability insurance programs, pension plans, incentive compensation plans, stock option plans, stock appreciation rights plans, and limited stock appreciation rights plans. The Company shall not terminate nor amend such plans to the detriment of the Executive.

          (b) To the extent that the Company has provided the Officer with an automobile, club memberships, association and trade memberships and other memberships prior to the change of control, the Company shall continue to provide the Officer with such items, of a comparable nature, following a Change of Control. The Company shall pay the expenses of such automobile, memberships and subscriptions.

          (c) The Executive shall be reimbursed for any business expenses reasonably incurred in carrying out his duties, functions and responsibilities upon presentation of expense reports to the Company.

     6. Term. This Agreement shall have a term of three (3) years commencing on the effective date of a Change of Control and shall be automatically extended on the 9th day of each and every calendar month during the term of this Agreement for an additional calendar month so that at the beginning of each and every month during the term of this Agreement there shall be a remaining term of three (3) years (but in no event beyond the time the Executive reaches age 65) unless and until the Company gives written notice to the Executive that the term of this Agreement shall not be further so extended, in which cases the Executive shall be entitled to resign for good reason. The provisions of this Section 6 shall apply to each Change of Control irrespective of any Changes of Control which may have occurred previously.

     7. Severance Benefits After Change Of Control. In addition to such compensation and other benefits payable to or provided for the Executive as authorized by the Board from time to time, Executive shall be entitled to receive in lieu of the compensation described in paragraph 4 hereof, and the Company shall pay or provide to the Executive the following severance benefits (the "Severance Benefits") in the event that, during the term hereof, the Company discharges the Executive without cause or the Executive resigns for good reason after a Change of Control, to-wit:

          (a) The Company shall pay to the Executive a lump sum cash payment (multiplied by the applicable factor described below) payable on such date of termination of employment equal to the Executive's "base compensation" then in effect, which shall, and is defined to, consist of the sum of (i) the Executive's annual base salary then in effect, (ii) the average of the amounts of the last three annual cash bonuses paid or granted to, or earned by, the Executive, and (iii) the average of the total amounts of the Company's contributions to its retirement plan allocable to the Executive on a fully vested basis for the last three fiscal years of the retirement plan. The amount of the "base compensation" payable to the Executive pursuant to this Section 7(a) shall be (a) multiplied by the number three
     (3) for the purposes of determining the lump sum cash severance payment due under this Section 7(a).

          (b) All stock options granted by the Company to the Executive, all contributions made by the Executive and by the Company for the account of the Executive to any pension, retirement or any other benefit plan, and all other benefits or bonuses, including but not limited to net profits interests which contain vesting or exercisability provisions conditioned upon or subject to the continued employment of the Executive, shall become fully vested and exercisable and shall remain fully exercisable for a period of the later of three hundred sixty (360) days after (i) the date of such termination of employment; or (ii) the termination of this Agreement.

          (c) The Company shall continue the participation of the Executive in all life, accident, disability, medical, dental and all other health and casualty insurance plans maintained by the Company for its officers and employees for a period of one (1) year after the date of such termination of employment or for such longer period as may be required by applicable law.

          (d) Notwithstanding any provision of this Agreement to the contrary, if the Executive is a disqualified individual (as the term "disqualified individual" is defined in Section 280G of the Code) and if any portion of the Severance Benefits under this Section 7 of this Agreement would be an excess parachute payment (as the term "excess parachute payment" is defined in Section 280G of the Code) but for the application of this sentence, then the amount of the Severance Benefits otherwise payable to the Executive pursuant to this Agreement will be reduced to the minimum extent necessary (but in no event to less than zero) so that no portion of the Severance Benefits, as so reduced, constitutes an excess parachute payment. The determination of whether any reduction in the amount of the Severance Benefits is required pursuant to this Section 7(d) will be made by the Company's independent accountants. The fact that the Executive has his Severance Benefits reduced as a result of the limitations set forth in this Section 7(d) will not of itself limit or otherwise affect any rights of the Executive arising other than pursuant to this Agreement.

          (e) The Company has determined that the amounts payable under this Agreement constitute reasonable compensation for services rendered. Accordingly, notwithstanding any other provision hereof, unless such action would be expressly prohibited by applicable law, if any amount is paid pursuant to this Agreement which is determined to be subject to the excise tax imposed by Section 4999 of the Code, the Company will pay to the Executive an additional amount in cash equal to the amount necessary to cause the aggregate amount payable under this Agreement, including such additional cash payment (net of all federal, state and local income taxes and all taxes payable as the result of the application of Sections 280G and 4999 of the Code), to be equal to the aggregate amount payable under this Agreement, excluding such additional payment (net of all federal, state and local income taxes), as if Sections 280G and 4999 of the Code (and any successor provisions thereto) had not been enacted into law.

     8. Definition of Change of Control. For purposes of this Agreement, "Change of Control" shall mean the occurrence of one or more of the following events: (i) a person or entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) of persons or entities shall have become the beneficial owner of a majority of the securities of the Company ordinarily having the right to vote in the election of directors, (ii) during any consecutive two-year period, individuals who at the beginning of such period constituted the Board of Directors of the Company (together with any directors who are members of such Board of Directors of the Company on the date hereof and any new directors whose election by such Board of Directors of the Company or whose nomination for election by the stockholders of the Company was approved by a vote of 66 2/3% of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors of the Company then in office, (iii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, the assets of the Company to any person or entity or group (as so defined in Section 13(d)(3) of the Exchange Act) of persons or entities
(other than any wholly owned subsidiary of the Company) or (iv) the merger or consolidation of the Company into or with another corporation or the merger of another corporation into the Company with the effect that immediately after such transaction any person or entity or group (as so defined in Section 13(d)(3) of the Exchange Act) of persons or entities, or the stockholders of any other entity, shall have become the beneficial owner of securities of the surviving corporation of such merger or consolidation representing a majority of the voting power of the outstanding securities of the surviving corporation ordinarily having the right to vote in the election of directors. The Alexander Energy Corporation merger, however it might be structured, shall not constitute a Change of Control under this Agreement.

     9. Discharge with Cause. For the purposes of this Agreement, the Company shall be deemed to have discharged the Executive for cause only if any one of the following conditions existed:

          (a) If the Executive shall have willfully breached or habitually neglected his duties and responsibilities as the Senior Vice President - Offshore Operations and Exploration of the Company; or

          (b) If the Executive shall have been convicted of any felony offense during the term of this Agreement.

The discharge of the Executive by the Company when none of the foregoing conditions exist shall be deemed to be a discharge without cause.

     10. Resignation for Good Reason. For the purposes of this Agreement, the Executive shall have resigned for good reason if any one of the following conditions existed at the time of his resignation:

         (a) If the Company shall have assigned to the Executive authority and responsibilities less significant than, or not comparable to, that which he had in his capacity as Senior Vice President - Offshore Operations and Exploration immediately preceding a Change of Control or shall otherwise so limit or restrict his authority and responsibilities after a Change of Control;

          (b) The Company shall have reduced the Executive's annual base salary below his annual base salary in effect on the effective date of a Change of Control or the Company shall have reduced the Executive's annual cash bonus below that of his last annual cash bonus prior to the effective date of a Change of Control; or

          (c) The Company shall have taken any actions having the purpose or intent and the effect of inducing the Executive to resign, such as failing to provide the Executive with all personnel benefits which are otherwise generally provided to executive officers of the Company or reasonably necessary or appropriate for the performance by the Executive of his duties as Senior Vice President - Offshore Operations and Exploration of the Company; or

          (d) The Company shall have declined to extend the term of this Agreement pursuant to Section 6 hereof.

     11. Termination Upon Death. This Agreement shall terminate immediately upon the date of the death of the Executive.

     12. Remedies. If the Executive shall file any judicial action for enforcement of this Agreement and successfully recover compensation or damages, the Executive shall be entitled to recover from the Company an additional amount equal to interest at ten percent (10%) per annum on the amount recovered from the date such amount was due and payable together with all expenses and reasonable attorneys' fees incurred in obtaining legal advice and counselling respecting his rights under this Agreement and in prosecuting and disposing of such action. The provisions of this Section shall be cumulative and without prejudice to any other right or remedy to which the Executive may be entitled either at law, in equity or under this Agreement and shall not constitute the exclusive remedy of the Executive for breach of this Agreement.

     13.  General Provisions.

          (a) Notices. Any notices to be given hereunder by either party to the other may be given either by personal delivery in writing or by fax, or by mail, registered or certified, postage prepaid, return receipt requested, addressed to the parties at their respective addresses set forth below their signatures to this Agreement, or at such other addresses as they may specify to the other in writing.

          (b) Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

          (c) Invalid Provisions. If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term hereof, such provision shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof; and the remaining provisions hereof shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom. Furthermore, in lieu of such illegal, invalid or unenforceable provision there shall be added automatically as part of this Agreement a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible and still be legal, valid or enforceable.

          (d) Entire Agreement. This Agreement sets forth the entire understanding of the parties and supersedes all prior agreements or understandings, whether written or oral, with respect to the subject matter hereof. No terms, conditions or warranties, other than those contained herein, and no amendments or modifications hereto shall be binding unless made in writing and signed by the parties hereto.

          (e) Binding Effect. This Agreement shall extend to and be binding upon and inure to the benefit of the parties hereto, their respective heirs, representatives, successors and assigns. All of the provisions of this Agreement shall be fully applicable to any successor to the Company resulting from a Change of Control. The Company agrees that in the event of a tender or exchange offer, merger, consolidation or liquidation or any such similar event involving the Company, its securities or assets, it shall reveal the existence of this Agreement to the acquiring person or entity. The Company further agrees that if such action is not inconsistent with the best interests of the Company, it shall condition approval of any transactions proposed by the acquiror upon obtaining the consent, in writing, of the potential successor to the Company to be bound by this Agreement. In the event the Executive dies prior to the termination of this Agreement, any compensation or other payment due and owing to the Executive on or before the date of the Executive's death shall be paid to his estate, executors, administrators, heirs or legal representatives. Since the duties and services of the Executive hereunder are special, personal and unique in nature, the Executive may not transfer, sell or otherwise assign his rights, obligations or benefits under this Agreement.

          (f) Waiver. The waiver by either party hereto of a breach of any term or provision of this Agreement shall not operate or be construed as a waiver of a subsequent breach of the same provisions by either party or of the breach of any other term or provision of this Agreement.

          (g) Titles. Titles of the paragraphs herein are used solely for convenience and shall not be used for interpretation or construing any word, clause, paragraph or provision of this Agreement.


     IN WITNESS WHEREOF, the Company and the Executive have executed this Executive Employment Agreement as of the day and year first written above, effective as of the date specified above.

                                             COMPANY:

                                             NATIONAL ENERGY GROUP, INC.


                                             By:_______________________________
                                                   ____________________________
                                                   ____________________________

                                             1400 One Energy Square
                                             4925 Greenville Avenue
                                             Dallas, Texas 75206
                                   (214) 692-9211
                                   (214) 692-9310 (FAX)

                                             EXECUTIVE:


                                             __________________________________
                                             R. THOMAS FETTERS, JR.


                                             ___________________________________
                                             ___________________________________
                                             ___________________________________

                                                   Exhibit 10.20
                                                   -------------

                                 AGREEMENT



     This Agreement (the "Agreement") is made the 1st day of January, 1996, by and between National Energy Group, Inc., a Delaware corporation acting by and through its hereunto duly authorized officer (the "Company"), and Randall A. Carter (the "Officer").

     WHEREAS, the Officer is presently an officer of the Company in the capacity of General Counsel and Secretary and the Company is willing to provide certain assurances to the Officer in the event of a Change of Control (as defined below) of the Company as incentive and inducement for the Officer to continue in his present capacity after a Change of Control; and

     WHEREAS, in consideration of such assurances, the Officer is willing to remain with the Company in the capacity of General Counsel and Secretary after a Change of Control of the Company.

     NOW, THEREFORE, in consideration of the premises and the mutual terms and conditions hereof, the Company and the Officer hereby agree as follows:

     1. Capacity. In consideration of the benefits hereinafter specified, the Officer hereby agrees to continue with the Company in the capacity of General Counsel and Secretary after a Change of Control of the Company and to discharge his duties in such capacity during the term of this Agreement.

     2. Services. During the term of this Agreement, the Officer shall devote appropriate working time to the attention of the business of the Company.

     3. Authority and Duties. During the term of this Agreement, the Officer shall have such authority and shall perform such duties, functions and responsibilities as are specified by the Bylaws of the Company, the Board of Directors, the Executive Committee or the President of the Company and/or as are appropriate for the office of the General Counsel and Secretary and shall serve with the necessary power and authority commensurate with such position and consistent with the manner with which the Officer has carried out the office in the past. If the Company removes the Officer from the office of the General Counsel and Secretary of the Company after a Change of Control or limits, restricts or reassigns his authority and responsibility after a Change of Control so as to be less significant than, or not comparable to, that to which he held immediately preceding such Change of Control in his capacity as General Counsel and Secretary without his prior mutual consent, the Officer shall be entitled to resign for good reason and receive the Severance Benefits set forth in this Agreement.

     4. Compensation. In consideration for the services to be rendered by the Officer to the Company and/or its subsidiaries, the Company shall pay to the Officer at least the gross cash compensation and shall award to the Officer at least the bonuses as set forth below:


   Annual Period                  Annual Gross                Annual Bonus
                                Cash Compensation
- -------------------------------------------------------------------------------

For the one year              100% of the average of         100% of the
period following              the Officer's gross            average of the
effective date of a           cash compensation              bonuses paid to
Change of Control             received from the              the Officer for
                              Company in the year            the last three
                              immediately prior to           fiscal years
                              the Change in Control          before the Change
                              and of the Officer's           in Control
                              gross cash
                              compensation received
                              from the Company in
                              each of the
                              immediately preceding
                              two years

For the second year           100% of the average of         100% of the
following effective           the Officer's gross            average of the
date of a Change of           cash compensation              bonuses paid to
Control                       received from the              the Officer for
                              Company for the year           the three
                              after the Change in            immediately
                              Control and of the             preceding fiscal
                              Officer's gross cash           years
                              compensation received
                              from the Company in
                              each of the
                              immediately preceding
                              two years

For the third year            100% of the average of         100% of the
following effective           the Officer's gross            average of the
date of a Change of           cash compensation              bonuses paid to
Control                       received from the              the Officer for
                              Company for each of            the three
                              the two years after            immediately
                              the Change in Control          preceding fiscal
                              and of the Officer's           years
                              gross cash
                              compensation received
                              from the Company for
                              the year immediately
                              preceding the Change
                              in Control

- -------------------------------------------------------------------------------


In the event that the Officer shall not have been an officer for three years prior to the effective date of this Agreement, the Officer's gross cash compensation rate shall be averaged over the period the Officer has been an officer of the Company.

     Each of the gross annual compensation amounts set forth above shall be paid to the Officer in equal monthly installments, or as otherwise agreed, during each year of the term of this Agreement, provided that for any period of less than one (1) year, the gross annual compensation shall be pro-rated accordingly. The annual bonus amount indicated above or amounts in excess of such indicated bonus shall be awarded no later than December 31 of the corresponding annual period. The amount set forth above is compensation to the Officer or gross amounts due hereunder and the Company shall have the right to deduct therefrom all taxes and other amounts which may be required to be deducted or withheld by law (including, but not limited to income tax, withholding, social security and medicare payments) whether such law is now in effect or becomes effective after the execution of this Agreement.

     The term "Officer" when used herein when relating to the receipt of compensation or expense reimbursement includes any entity controlled by the Officer and designated by the Officer to receive such compensation and reimbursement (for example, the terms "gross cash compensation" and "bonus" in this Agreement shall include all amounts paid to any and all corporations and/or partnerships controlled by the Officer, as well as amounts paid to the Officer). The Officer can establish prima facie evidence of "gross cash compensation" and/or "bonus" by presenting income tax returns for the Officer and/or any entity controlled by the Officer and/or check stubs and/or invoices.

     5.   Benefits and Business Expenses.  During the term hereof:

          (a) The Officer shall be entitled to continue his participation in programs maintained by the Company for the benefit of its employees and officers and to participate in new or amended programs, including, but not limited to, medical, health, life, accident and disability insurance programs, pension plans, incentive compensation plans, stock option plans, stock appreciation rights plans, and limited stock appreciation rights plans. The Company shall not terminate nor amend such plans to the detriment of the Officer.

          (b) To the extent that the Company has provided the Officer with an automobile, club memberships, association and trade memberships and other memberships prior to the change of control, the Company shall continue to provide the Officer with such items, of a comparable nature, following a Change of Control. The Company shall pay the expenses of such automobile, memberships and subscriptions.

          (c) The Officer shall be reimbursed for any business expenses reasonably incurred in carrying out his duties, functions and responsibilities upon presentation of expense reports to the Company.


     6. Term. This Agreement shall have a term of three (3) years commencing on the effective date of a Change of Control and shall be automatically extended on the 9th day of each and every calendar month during the term of this Agreement for an additional calendar month so that at the beginning of each and every month during the term of this Agreement there shall be a remaining term of three (3) years (but in no event beyond the time the Officer reaches age 65) unless and until the Company gives written notice to the Officer that the term of this Agreement shall not be further so extended, in which case the Officer shall be entitled to resign for good reason. The provisions of this Section 6 shall apply to each Change of Control irrespective of any Changes of Control which may have occurred previously.

     7. Severance Benefits After Change Of Control. In addition to such compensation and other benefits payable to or provided for the Officer as authorized by the Board from time to time, Officer shall be entitled to receive in lieu of compensation described in paragraph 4 hereof, and the Company shall pay or provide to the Officer the following severance benefits (the "Severance Benefits") in the event that, during the term hereof, the Company discharges the Officer without cause or the Officer resigns for good reason after a Change of Control, to-wit:

          (a) The Company shall pay to the Officer a lump sum cash payment (multiplied by the applicable factor described below), payable on such date of termination of compensation provided by paragraph 4, equal to the Officer's "base compensation" then in effect, which shall, and is defined to, consist of the sum of (i) the average of the Officer's gross cash compensation received from the Company for each of the three previous years, (ii) the average of the annual cash bonuses paid or granted to, or earned by, the Officer for each of the three previous years, and (iii) the average of the total amounts of the Company's contributions to its retirement plan allocable to the Officer on a fully vested basis for the preceding three fiscal years of the retirement plan. The amount of the "base compensation" payable to the Officer pursuant to this Section 7(a) shall be (a) multiplied by the number three (3) for the purposes of determining the lump sum cash severance payment due under this Section 7(a).

          (b) All stock options granted by the Company to the Officer, all contributions made by the Officer and by the Company for the account of the Officer to any pension, retirement or any other benefit plan, and all other benefits or bonuses, including but not limited to net profits interests which contain vesting or exercisability provisions conditioned upon or subject to the continued Officer status, shall become fully vested and exercisable and shall remain fully exercisable for a period of the later of three hundred sixty (360) days after (i) the date of such termination of such Officer status; or (ii) the termination of this Agreement.

          (c) The Company shall continue the participation of the Officer in all life, accident, disability, medical, dental and all other health and casualty insurance plans maintained by the Company for its officers and employees for a period of one (1) year after the date of such termination of officer status or for such longer period as may be required by applicable law.

          (d) Notwithstanding any provision of this Agreement to the contrary, if the Officer is a disqualified individual (as the term "disqualified individual" is defined in Section 280G of the Code) and if any portion of the Severance Benefits under this Section 7 of this Agreement would be an excess parachute payment (as the term "excess parachute payment" is defined in Section 280G of the Code) but for the application of this sentence, then the amount of the Severance Benefits otherwise payable to the Officer pursuant to this Agreement will be reduced to the minimum extent necessary (but in no event to less than zero) so that no portion of the Severance Benefits, as so reduced, constitutes an excess parachute payment. The determination of whether any reduction in the amount of the Severance Benefits is required pursuant to this Section 7(d) will be made by the Company's independent accountants. The fact that the Officer has his Severance Benefits reduced as a result of the limitations set forth in this
     Section 7(d) will not of itself limit or otherwise affect any rights of the Officer arising other than pursuant to this Agreement.

          (e) The Company has determined that the amounts payable under this Agreement constitute reasonable compensation for services rendered. Accordingly, notwithstanding the foregoing paragraph (d) or any other provision hereof, unless such action would be expressly prohibited by applicable law, if any amount is paid pursuant to this Agreement which is determined to be subject to the excise tax imposed by Section 4999 of the Code, the Company will pay to the Officer an additional amount in cash equal to the amount necessary to cause the aggregate amount payable under this Agreement, including such additional cash payment (net of all federal, state and local income taxes and all taxes payable as the result of the application of Sections 280G and 4999 of the Code), to be equal to the aggregate amount payable under this Agreement, excluding such additional payment (net of all federal, state and local income taxes), as if Sections 280G and 4999 of the Code (and any successor provisions thereto) had not been enacted into law.

     8. Definition of Change of Control. For purposes of this Agreement, "Change of Control" shall mean the occurrence of one or more of the following events: (i) a person or entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) of persons or entities shall have become the beneficial owner of a majority of the securities of the Company ordinarily having the right to vote in the election of directors, (ii) during any consecutive two-year period, individuals who at the beginning of such period constituted the Board of Directors of the Company (together with any directors who are members of such Board of Directors of the Company on the date hereof and any new directors whose election by such Board of Directors of the Company or whose nomination for election by the stockholders of the Company was approved by a vote of 66 2/3% of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors of the Company then in office, (iii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, the assets of the Company to any person or entity or group (as so defined in Section 13(d)(3) of the Exchange Act) of persons or entities (other than any wholly owned subsidiary of the Company) or (iv) the merger or consolidation of the Company into or with another corporation or the merger of another corporation into the Company with the effect that immediately after such transaction any person or entity or group (as so defined in Section 13(d)(3) of the Exchange Act) of persons or entities, or the stockholders of any other entity, shall have become the beneficial owner of securities of the surviving corporation of such merger or consolidation representing a majority of the voting power of the outstanding securities of the surviving corporation ordinarily having the right to vote in the election of directors. The Alexander Energy Corporation merger, however it might be structured, shall not constitute a Change of Control under this Agreement.

     9. Discharge with Cause. For the purposes of this Agreement, the Company shall be deemed to have discharged the Officer for cause only if any one of the following conditions existed:

          (a) If the Officer shall have willfully breached or habitually neglected his duties and responsibilities as the General Counsel and Secretary of the Company; or

          (b) If the Officer shall have been convicted of any felony offense during the term of this Agreement.

The discharge of the Officer by the Company when none of the foregoing conditions exist shall be deemed to be a discharge without cause.

     10. Resignation for Good Reason. For the purposes of this Agreement, the Officer shall have resigned for good reason if any one of the following conditions existed at the time of his resignation:

         (a) If the Company shall have assigned to the Officer authority and responsibilities less significant than, or not comparable to, that which he had in his capacity as General Counsel and Secretary immediately preceding a Change of Control or shall otherwise so limit or restrict his authority and responsibilities after a Change of Control;

          (b) The Company shall have reduced the Officer's gross cash compensation to an amount below the average of the gross cash compensation paid to the Officer for the three immediately preceding years or the Company shall have reduced the Officer's annual cash bonus below that of his last annual cash bonus prior to the effective date of a Change of Control; or

          (c) The Company shall have taken any actions having the purpose or intent and the effect of inducing the Officer to resign such as failing to provide the Officer with all personnel benefits which are otherwise generally provided to executive officers of the Company or reasonably necessary or appropriate for the performance by the Officer of his duties as General Counsel and Secretary of the Company; or

          (d) The Company shall have declined to extend the term of this Agreement pursuant to Section 6 hereof.

     11. Termination Upon Death. This Agreement shall terminate immediately upon the date of the death of the Officer.

     12. Remedies. If the Officer shall file any judicial action for enforcement of this Agreement and successfully recover compensation or damages, the Officer shall be entitled to recover from the Company an additional amount equal to interest at ten percent (10%) per annum on the amount recovered from the date such amount was due and payable together with all expenses and reasonable attorneys' fees incurred in obtaining legal advice and counselling respecting his rights under this Agreement and in prosecuting and disposing of such action. The provisions of this Section shall be cumulative and without prejudice to any other right or remedy to which the Officer may be entitled either at law, in equity or under this Agreement and shall not constitute the exclusive remedy of the Officer for breach of this Agreement.

     13.  General Provisions.

          (a) Notices. Any notices to be given hereunder by either party to the other may be given either by personal delivery in writing or by fax, or by mail, registered or certified, postage prepaid, return receipt requested, addressed to the parties at their respective addresses set forth below their signatures to this Agreement, or at such other addresses as they may specify to the other in writing.

          (b) Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

          (c) Invalid Provisions. If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term hereof, such provision shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof; and the remaining provisions hereof shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom. Furthermore, in lieu of such illegal, invalid or unenforceable provision there shall be added automatically as part of this Agreement a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible and still be legal, valid or enforceable.

          (d) Entire Agreement. This Agreement sets forth the entire understanding of the parties and supersedes all prior agreements or understandings, whether written or oral, with respect to the subject matter hereof. No terms, conditions or warranties, other than those contained herein, and no amendments or modifications hereto shall be binding unless made in writing and signed by the parties hereto.

          (e) Binding Effect. This Agreement shall extend to and be binding upon and inure to the benefit of the parties hereto, their respective heirs, representatives, successors and assigns. All of the provisions of this Agreement shall be fully applicable to any successor to the Company resulting from a Change of Control. The Company agrees that in the event of a tender or exchange offer, merger, consolidation or liquidation or any such similar event involving the Company, its securities or assets, it shall reveal the existence of this Agreement to the acquiring person or entity. The Company further agrees that if such action is not inconsistent with the best interests of the Company, it shall condition approval of any transactions proposed by the acquiror upon obtaining the consent, in writing, of the potential successor to the Company to be bound by this Agreement. In the event the Officer dies prior to the termination of this Agreement, any compensation or other payment due and owing to the Officer on or before the date of the Officer's death shall be paid to his estate, executors, administrators, heirs or legal representatives. Since the duties and services of the Officer hereunder are special, personal and unique in nature, the Officer may not transfer, sell or otherwise assign his rights, obligations or benefits under this Agreement.

          (f) Waiver. The waiver by either party hereto of a breach of any term or provision of this Agreement shall not operate or be construed as a waiver of a subsequent breach of the same provisions by either party or of the breach of any other term or provision of this Agreement.

          (g) Titles. Titles of the paragraphs herein are used solely for convenience and shall not be used for interpretation or construing any word, clause, paragraph or provision of this Agreement.

     IN WITNESS WHEREOF, the Company and the Officer have executed this Agreement as of the day and year first written above, effective as of the date specified above.

                                        COMPANY:

                                        NATIONAL ENERGY GROUP, INC.



                                        By:____________________________________
                                              _________________________________
                                              _________________________________


                                        1400 One Energy Square
                                        4925 Greenville Avenue
                                        Dallas, Texas 75206
                                   214-692-9211 (Office)
                                   214-692-9310 (Fax)


                                        OFFICER:



                                        ________________________________________
                                        RANDALL A. CARTER

                                                   Exhibit 10.21
                                                   -------------

                                 AGREEMENT


     This Agreement (the "Agreement") is made the 1st day of January, 1996, by and between National Energy Group, Inc., a Delaware corporation acting by and through its hereunto duly authorized officer (the "Company"), and Robert A. Imel (the "Officer").

     WHEREAS, the Officer is presently an officer of the Company in the capacity of Chief Financial Officer and the Company is willing to provide certain assurances to the Officer in the event of a Change of Control (as defined below) of the Company as incentive and inducement for the Officer to continue in his present capacity after a Change of Control; and

     WHEREAS, in consideration of such assurances, the Officer is willing to remain with the Company in the capacity of Chief Financial Officer after a Change of Control of the Company.

     NOW, THEREFORE, in consideration of the premises and the mutual terms and conditions hereof, the Company and the Officer hereby agree as follows:

     1. Capacity. In consideration of the benefits hereinafter specified, the Officer hereby agrees to continue with the Company in the capacity of Chief Financial Officer after a Change of Control of the Company and to discharge his duties in such capacity during the term of this Agreement.

     2. Services. During the term of this Agreement, the Officer shall devote appropriate working time to the attention of the business of the Company.

     3. Authority and Duties. During the term of this Agreement, the Officer shall have such authority and shall perform such duties, functions and responsibilities as are specified by the Bylaws of the Company, the Board of Directors, the Executive Committee or the President of the Company and/or as are appropriate for the office of the Chief Financial Officer and shall serve with the necessary power and authority commensurate with such position and consistent with the manner with which the Officer has carried out the office in the past. If the Company removes the Officer from the office of the Chief Financial Officer of the Company after a Change of Control or limits, restricts or reassigns his authority and responsibility after a Change of Control so as to be less significant than, or not comparable to, that to which he held immediately preceding such Change of Control in his capacity as Chief Financial Officer without his prior mutual consent, the Officer shall be entitled to resign for good reason and receive the Severance Benefits set forth in this Agreement.

     4. Compensation. In consideration for the services to be rendered by the Officer to the Company and/or its subsidiaries, the Company shall pay to the Officer at least the gross cash compensation and shall award to the Officer at least the bonuses as set forth below:


   Annual Period                 Annual Gross              Annual Bonus
                              Cash Compensation
- -------------------------------------------------------------------------------

For the one year            100% of the average of        100% of the
period following            the Officer's gross           average of the
effective date of a         cash compensation             bonuses paid to
Change of Control           received from the             the Officer for
                            Company in the year           the last three
                            immediately prior to          fiscal years
                            the Change in Control         before the Change
                            and of the Officer's          in Control
                            gross cash
                            compensation received
                            from the Company in
                            each of the
                            immediately preceding
                            two years

For the second year         100% of the average of        100% of the
following effective         the Officer's gross           average of the
date of a Change of         cash compensation             bonuses paid to
Control                     received from the             the Officer for
                            Company for the year          the three
                            after the Change in           immediately
                            Control and of the            preceding fiscal
                            Officer's gross cash          years
                            compensation received
                            from the Company in
                            each of the
                            immediately preceding
                            two years

For the third year          100% of the average of        100% of the
following effective         the Officer's gross           average of the
date of a Change of         cash compensation             bonuses paid to
Control                     received from the             the Officer for
                            Company for each of           the three
                            the two years after           immediately
                            the Change in Control         preceding fiscal
                            and of the Officer's          years
                            gross cash
                            compensation received
                            from the Company for
                            the year immediately
                            preceding the Change
                            in Control

- -------------------------------------------------------------------------------


In the event that the Officer shall not have been an officer for three years prior to the effective date of this Agreement, the Officer's gross cash compensation rate shall be averaged over the period the Officer has been an officer of the Company.

     Each of the gross annual compensation amounts set forth above shall be paid to the Officer in equal monthly installments, or as otherwise agreed, during each year of the term of this Agreement, provided that for any period of less than one (1) year, the gross annual compensation shall be pro-rated accordingly. The annual bonus amount indicated above or amounts in excess of such indicated bonus shall be awarded no later than December 31 of the corresponding annual period. The amount set forth above is compensation to the Officer or gross amounts due hereunder and the Company shall have the right to deduct therefrom all taxes and other amounts which may be required to be deducted or withheld by law (including, but not limited to income tax, withholding, social security and medicare payments) whether such law is now in effect or becomes effective after the execution of this Agreement.

     The term "Officer" when used herein when relating to the receipt of compensation or expense reimbursement includes any entity controlled by the Officer and designated by the Officer to receive such compensation and reimbursement (for example, the terms "gross cash compensation" and "bonus" in this Agreement shall include all amounts paid to any and all corporations and/or partnerships controlled by the Officer, as well as amounts paid to the Officer). The Officer can establish prima facie evidence of "gross cash compensation" and/or "bonus" by presenting income tax returns for the Officer and/or any entity controlled by the Officer and/or check stubs and/or invoices.

     5.   Benefits and Business Expenses.  During the term hereof:

          (a) The Officer shall be entitled to continue his participation in programs maintained by the Company for the benefit of its employees and officers and to participate in new or amended programs, including, but not limited to, medical, health, life, accident and disability insurance programs, pension plans, incentive compensation plans, stock option plans, stock appreciation rights plans, and limited stock appreciation rights plans. The Company shall not terminate nor amend such plans to the detriment of the Officer.

          (b) To the extent that the Company has provided the Officer with an automobile, club memberships, association and trade memberships and other memberships prior to the change of control, the Company shall continue to provide the Officer with such items, of a comparable nature, following a Change of Control. The Company shall pay the expenses of such automobile, memberships and subscriptions.

          (c) The Officer shall be reimbursed for any business expenses reasonably incurred in carrying out his duties, functions and responsibilities upon presentation of expense reports to the Company.


     6. Term. This Agreement shall have a term of three (3) years commencing on the effective date of a Change of Control and shall be automatically extended on the 9th day of each and every calendar month during the term of this Agreement for an additional calendar month so that at the beginning of each and every month during the term of this Agreement there shall be a remaining term of three (3) years (but in no event beyond the time the Officer reaches age 65) unless and until the Company gives written notice to the Officer that the term of this Agreement shall not be further so extended, in which case the Officer shall be entitled to resign for good reason. The provisions of this Section 6 shall apply to each Change of Control irrespective of any Changes of Control which may have occurred previously.

     7. Severance Benefits After Change Of Control. In addition to such compensation and other benefits payable to or provided for the Officer as authorized by the Board from time to time, Officer shall be entitled to receive in lieu of compensation described in paragraph 4 hereof, and the Company shall pay or provide to the Officer the following severance benefits (the "Severance Benefits") in the event that, during the term hereof, the Company discharges the Officer without cause or the Officer resigns for good reason after a Change of Control, to-wit:

          (a) The Company shall pay to the Officer a lump sum cash payment (multiplied by the applicable factor described below), payable on such date of termination of compensation provided by paragraph 4, equal to the Officer's "base compensation" then in effect, which shall, and is defined to, consist of the sum of (i) the average of the Officer's gross cash compensation received from the Company for each of the three previous years, (ii) the average of the annual cash bonuses paid or granted to, or earned by, the Officer for each of the three previous years, and (iii) the average of the total amounts of the Company's contributions to its retirement plan allocable to the Officer on a fully vested basis for the preceding three fiscal years of the retirement plan. The amount of the "base compensation" payable to the Officer pursuant to this Section 7(a) shall be (a) multiplied by the number three (3) for the purposes of determining the lump sum cash severance payment due under this Section 7(a).

          (b) All stock options granted by the Company to the Officer, all contributions made by the Officer and by the Company for the account of the Officer to any pension, retirement or any other benefit plan, and all other benefits or bonuses, including but not limited to net profits interests which contain vesting or exercisability provisions conditioned upon or subject to the continued Officer status, shall become fully vested and exercisable and shall remain fully exercisable for a period of the later of three hundred sixty (360) days after (i) the date of such termination of such Officer status; or (ii) the termination of this Agreement.

          (c) The Company shall continue the participation of the Officer in all life, accident, disability, medical, dental and all other health and casualty insurance plans maintained by the Company for its officers and employees for a period of one (1) year after the date of such termination of officer status or for such longer period as may be required by applicable law.

          (d) Notwithstanding any provision of this Agreement to the contrary, if the Officer is a disqualified individual (as the term "disqualified individual" is defined in Section 280G of the Code) and if any portion of the Severance Benefits under this Section 7 of this Agreement would be an excess parachute payment (as the term "excess parachute payment" is defined in Section 280G of the Code) but for the application of this sentence, then the amount of the Severance Benefits otherwise payable to the Officer pursuant to this Agreement will be reduced to the minimum extent necessary (but in no event to less than zero) so that no portion of the Severance Benefits, as so reduced, constitutes an excess parachute payment. The determination of whether any reduction in the amount of the Severance Benefits is required pursuant to this Section 7(d) will be made by the Company's independent accountants. The fact that the Officer has his Severance Benefits reduced as a result of the limitations set forth in this
     Section 7(d) will not of itself limit or otherwise affect any rights of the Officer arising other than pursuant to this Agreement.

          (e) The Company has determined that the amounts payable under this Agreement constitute reasonable compensation for services rendered. Accordingly, notwithstanding the foregoing paragraph (d) or any other provision hereof, unless such action would be expressly prohibited by applicable law, if any amount is paid pursuant to this Agreement which is determined to be subject to the excise tax imposed by Section 4999 of the Code, the Company will pay to the Officer an additional amount in cash equal to the amount necessary to cause the aggregate amount payable under this Agreement, including such additional cash payment (net of all federal, state and local income taxes and all taxes payable as the result of the application of Sections 280G and 4999 of the Code), to be equal to the aggregate amount payable under this Agreement, excluding such additional payment (net of all federal, state and local income taxes), as if Sections 280G and 4999 of the Code (and any successor provisions thereto) had not been enacted into law.

     8. Definition of Change of Control. For purposes of this Agreement, "Change of Control" shall mean the occurrence of one or more of the following events: (i) a person or entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) of persons or entities shall have become the beneficial owner of a majority of the securities of the Company ordinarily having the right to vote in the election of directors, (ii) during any consecutive two-year period, individuals who at the beginning of such period constituted the Board of Directors of the Company (together with any directors who are members of such Board of Directors of the Company on the date hereof and any new directors whose election by such Board of Directors of the Company or whose nomination for election by the stockholders of the Company was approved by a vote of 66 2/3% of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors of the Company then in office, (iii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, the assets of the Company to any person or entity or group (as so defined in Section 13(d)(3) of the Exchange Act) of persons or entities (other than any wholly owned subsidiary of the Company) or (iv) the merger or consolidation of the Company into or with another corporation or the merger of another corporation into the Company with the effect that immediately after such transaction any person or entity or group (as so defined in Section 13(d)(3) of the Exchange Act) of persons or entities, or the stockholders of any other entity, shall have become the beneficial owner of securities of the surviving corporation of such merger or consolidation representing a majority of the voting power of the outstanding securities of the surviving corporation ordinarily having the right to vote in the election of directors. The Alexander Energy Corporation merger, however it might be structured, shall not constitute a Change of Control under this Agreement.

     9. Discharge with Cause. For the purposes of this Agreement, the Company shall be deemed to have discharged the Officer for cause only if any one of the following conditions existed:

          (a) If the Officer shall have willfully breached or habitually neglected his duties and responsibilities as the Chief Financial Officer of the Company; or

          (b) If the Officer shall have been convicted of any felony offense during the term of this Agreement.

The discharge of the Officer by the Company when none of the foregoing conditions exist shall be deemed to be a discharge without cause.

     10. Resignation for Good Reason. For the purposes of this Agreement, the Officer shall have resigned for good reason if any one of the following conditions existed at the time of his resignation:

         (a) If the Company shall have assigned to the Officer authority and responsibilities less significant than, or not comparable to, that which he had in his capacity as Chief Financial Officer immediately preceding a Change of Control or shall otherwise so limit or restrict his authority and responsibilities after a Change of Control;

          (b) The Company shall have reduced the Officer's gross cash compensation to an amount below the average of the gross cash compensation paid to the Officer for the three immediately preceding years or the Company shall have reduced the Officer's annual cash bonus below that of his last annual cash bonus prior to the effective date of a Change of Control; or

          (c) The Company shall have taken any actions having the purpose or intent and the effect of inducing the Officer to resign such as failing to provide the Officer with all personnel benefits which are otherwise generally provided to executive officers of the Company or reasonably necessary or appropriate for the performance by the Officer of his duties as Chief Financial Officer of the Company; or

          (d) The Company shall have declined to extend the term of this Agreement pursuant to Section 6 hereof.

     11. Termination Upon Death. This Agreement shall terminate immediately upon the date of the death of the Officer.

     12. Remedies. If the Officer shall file any judicial action for enforcement of this Agreement and successfully recover compensation or damages, the Officer shall be entitled to recover from the Company an additional amount equal to interest at ten percent (10%) per annum on the amount recovered from the date such amount was due and payable together with all expenses and reasonable attorneys' fees incurred in obtaining legal advice and counselling respecting his rights under this Agreement and in prosecuting and disposing of such action. The provisions of this Section shall be cumulative and without prejudice to any other right or remedy to which the Officer may be entitled either at law, in equity or under this Agreement and shall not constitute the exclusive remedy of the Officer for breach of this Agreement.

     13.  General Provisions.

          (a) Notices. Any notices to be given hereunder by either party to the other may be given either by personal delivery in writing or by fax, or by mail, registered or certified, postage prepaid, return receipt requested, addressed to the parties at their respective addresses set forth below their signatures to this Agreement, or at such other addresses as they may specify to the other in writing.

          (b) Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

          (c) Invalid Provisions. If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term hereof, such provision shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof; and the remaining provisions hereof shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom. Furthermore, in lieu of such illegal, invalid or unenforceable provision there shall be added automatically as part of this Agreement a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible and still be legal, valid or enforceable.

          (d) Entire Agreement. This Agreement sets forth the entire understanding of the parties and supersedes all prior agreements or understandings, whether written or oral, with respect to the subject matter hereof. No terms, conditions or warranties, other than those contained herein, and no amendments or modifications hereto shall be binding unless made in writing and signed by the parties hereto.

          (e) Binding Effect. This Agreement shall extend to and be binding upon and inure to the benefit of the parties hereto, their respective heirs, representatives, successors and assigns. All of the provisions of this Agreement shall be fully applicable to any successor to the Company resulting from a Change of Control. The Company agrees that in the event of a tender or exchange offer, merger, consolidation or liquidation or any such similar event involving the Company, its securities or assets, it shall reveal the existence of this Agreement to the acquiring person or entity. The Company further agrees that if such action is not inconsistent with the best interests of the Company, it shall condition approval of any transactions proposed by the acquiror upon obtaining the consent, in writing, of the potential successor to the Company to be bound by this Agreement. In the event the Officer dies prior to the termination of this Agreement, any compensation or other payment due and owing to the Officer on or before the date of the Officer's death shall be paid to his estate, executors, administrators, heirs or legal representatives. Since the duties and services of the Officer hereunder are special, personal and unique in nature, the Officer may not transfer, sell or otherwise assign his rights, obligations or benefits under this Agreement.

          (f) Waiver. The waiver by either party hereto of a breach of any term or provision of this Agreement shall not operate or be construed as a waiver of a subsequent breach of the same provisions by either party or of the breach of any other term or provision of this Agreement.

          (g) Titles. Titles of the paragraphs herein are used solely for convenience and shall not be used for interpretation or construing any word, clause, paragraph or provision of this Agreement.

     IN WITNESS WHEREOF, the Company and the Officer have executed this Agreement as of the day and year first written above, effective as of the date specified above.

                                        COMPANY:

                                        NATIONAL ENERGY GROUP, INC.



                                        By:____________________________________
                                              _________________________________
                                              _________________________________


                                        1400 One Energy Square
                                        4925 Greenville Avenue
                                        Dallas, Texas 75206
                                   214-692-9211 (Office)
                                   214-692-9310 (Fax)


                                        OFFICER:



                                        _______________________________________
                                        ROBERT A. IMEL

                                        _______________________________________
                                        _______________________________________
                                        _______________________________________
                                        _______________________________________

                                                   Exhibit 10.22
                                                   -------------

                      EXECUTIVE EMPLOYMENT AGREEMENT



     This Executive Employment Agreement (the "Agreement") is made the 1st day of January, 1996, by and between National Energy Group, Inc., a Delaware corporation acting by and through its hereunto duly authorized officer (the "Company"), and Melissa K. Rutledge (the "Executive").

     WHEREAS, the Executive is presently in the employ of the Company in the capacity of Controller and Chief Accounting Officer, and the Company is willing to provide certain employment assurances to the Executive in the event of a Change of Control (as defined below) of the Company as incentive and inducement for the Executive to continue in such employment in her present capacity after a Change of Control; and

     WHEREAS, in consideration of such employment assurances, the Executive is willing to remain in the employ of the Company in the capacity of Controller and Chief Accounting Officer after a Change of Control of the Company.

     NOW, THEREFORE, in consideration of the premises and the mutual terms and conditions hereof, the Company and the Executive hereby agree as follows:

     1. Employment. In consideration of the benefits hereinafter specified, the Executive hereby agrees to continue her employment with the Company in the capacity of Controller and Chief Accounting Officer after a Change of Control of the Company and to discharge her duties in such capacity during the term of this Agreement.

     2. Exclusive Services. The Executive shall devote her full working time, ability and attention to the business of the Company during the term of this Agreement and shall not, directly or indirectly, render any services of a business, commercial or professional nature to any other person, corporation or organization, whether for compensation or otherwise, without the prior knowledge and consent of the Board of Directors (the "Board") or President and Chief Executive Officer of the Company; provided, however, that the provisions of this Agreement shall not be construed as preventing the Executive from investing in other non-competitive businesses or enterprises if such investments do not require substantial services on the part of the Executive in the affairs or operations of any such business or enterprise so as to significantly diminish the performance by the Executive of her duties, functions and responsibilities under this Agreement. During the term of this Agreement, the Executive shall not, directly or indirectly, either through any kind of ownership (other than ownership of securities of publicly held corporations of which the Executive owns less than five percent (5%) of any class of outstanding securities) or as a director, officer, agent, employee or consultant engage in any business that is competitive with the Company.

     3. Authority and Duties. During the term of this Agreement, the Executive shall have such authority and shall perform such duties, functions and responsibilities as are specified by the Bylaws of the Company, the Executive Committee, the Board of Directors, or the President of the Company and/or as are appropriate for the office of the Controller and Chief Accounting Officer and shall serve with the necessary power and authority commensurate with such position and consistent with the manner with which the Executive has carried out the office in the past. If the Company removes the Executive from the office of the Controller and Chief Accounting Officer of the Company after a Change of Control or limits, restricts or reassigns her authority and responsibility after a Change of Control so as to be less significant than, or not comparable to, that to which she held immediately preceding such Change of Control in her capacity as Controller and Chief Accounting Officer without her prior mutual consent, the Executive shall be entitled to resign for good reason and receive the Severance Benefits set forth in this Agreement.

     4. Compensation. In consideration for the services to be rendered by the Executive to the Company and/or its subsidiaries, the Company shall pay to the Executive at least the gross cash compensation and shall award to the Executive at least the bonuses as set forth below:


     Annual Period                   Annual                    Annual Bonus
                                   Base Salary
- -------------------------------------------------------------------------------

For the one year              100% of the average of         100% of the
period following              the Executive's annual         average of the
effective date of a           base salary in effect          bonuses paid to
Change of Control             immediately prior to           the Executive for
                              the Change in Control          each of the three
                              and of the Executive's         fiscal years
                              annual base salary for         before the Change
                              each of the                    in Control
                              immediately preceding
                              two years

For the second year           100% of the average of         100% of the
following effective           the Executive's annual         average of the
date of a Change of           base salary on the             bonuses paid to
Control                       date that is one year          the Executive for
                              after the Change in            the three
                              Control and of the             immediately
                              Executive's annual             preceding fiscal
                              base salary for each           years
                              of the immediately
                              preceding two years

For the third year            100% of the average of         100% of the
following effective           the Executive's annual         average of the
date of a Change of           base salary on the             bonuses paid to
Control                       date that is two years         the Executive for
                              after the Change in            the three
                              Control and of the             immediately
                              Executive's annual             preceding fiscal
                              base salary for each           years
                              of the immediately
                              preceding two years

- --------------------------------------------------------------------------------

In the event that the Executive shall not have been employed for three years prior to the effective date of this Agreement, the Executive's annual base compensation rate or bonus rate shall be averaged over the actual period of employment of the Executive by the Company.

     Each of the annual base salary amounts set forth above shall be paid to the Executive in equal monthly installments, or as otherwise agreed, during each corresponding year of the term of this Agreement, provided that for any period of less than one (1) year, the annual base salary shall be pro-rated accordingly. The annual bonus amount indicated above or amounts in excess of such indicated bonus shall be awarded no later than December 31 of the corresponding annual period. The amount set forth above is compensation to the Executive or gross amounts due hereunder and the Company shall have the right to deduct therefrom all taxes and other amounts which may be required to be deducted or withheld by law (including, but not limited to income tax, withholding, social security and medicare payments) whether such law is now in effect or becomes effective after the execution of this Agreement.

     5.   Benefits and Business Expenses.  During the term hereof:

          (a) The Executive shall be entitled to continue her participation in programs maintained by the Company for the benefit of its employees and officers and to participate in new or amended programs, including, but not limited to, medical, health, life, accident and disability insurance programs, pension plans, incentive compensation plans, stock option plans, stock appreciation rights plans, and limited stock appreciation rights plans. The Company shall not terminate nor amend such plans to the detriment of the Executive.


          (b) To the extent that the Company has provided the Officer with an automobile, club memberships, association and trade memberships and other memberships prior to the change of control, the Company shall continue to provide the Officer with such items, of a comparable nature, following a Change of Control. The Company shall pay the expenses of such automobile, memberships and subscriptions.

          (c) The Executive shall be reimbursed for any business expenses reasonably incurred in carrying out her duties, functions and responsibilities upon presentation of expense reports to the Company.


     6. Term. This Agreement shall have a term of three (3) years commencing on the effective date of a Change of Control and shall be automatically extended on the 9th day of each and every calendar month during the term of this Agreement for an additional calendar month so that at the beginning of each and every month during the term of this Agreement there shall be a remaining term of three (3) years (but in no event beyond the time the Executive reaches age 65) unless and until the Company gives written notice to the Executive that the term of this Agreement shall not be further so extended, in which case the Executive shall be entitled to resign for good reason. The provisions of this Section 6 shall apply to each Change of Control irrespective of any Changes of Control which may have occurred previously.

     7. Severance Benefits After Change Of Control. In addition to such compensation and other benefits payable to or provided for the Executive as authorized by the Board from time to time, Executive shall be entitled to receive in lieu of the compensation described in paragraph 4 hereof, and the Company shall pay or provide to the Executive the following severance benefits (the "Severance Benefits") in the event that, during the term hereof, the Company discharges the Executive without cause or the Executive resigns for good reason after a Change of Control, to-wit:

          (a) The Company shall pay to the Executive a lump sum cash payment (multiplied by the applicable factor described below) payable on such date of termination of employment equal to the Executive's "base compensation" then in effect, which shall, and is defined to, consist of the sum of (i) the Executive's annual base salary then in effect, (ii) the average of the amounts of the last three annual cash bonuses paid or granted to, or earned by, the Executive, and (iii) the average of the total amounts of the Company's contributions to its retirement plan allocable to the Executive on a fully vested basis for the last three fiscal years of the retirement plan. The amount of the "base compensation" payable to the Executive pursuant to this
     Section 7(a) shall be (a) multiplied by the number three (3) for the purposes of determining the lump sum cash severance payment due under this Section 7(a).

          (b) All stock options granted by the Company to the Executive, all contributions made by the Executive and by the Company for the account of the Executive to any pension, retirement or any other benefit plan, and all other benefits or bonuses, including but not limited to net profits interests which contain vesting or exercisability provisions conditioned upon or subject to the continued employment of the Executive, shall become fully vested and exercisable and shall remain fully exercisable for a period of the later of three hundred sixty (360) days after (i) the date of such termination of employment; or (ii) the termination of this Agreement.
          (c) The Company shall continue the participation of the Executive in all life, accident, disability, medical, dental and all other health and casualty insurance plans maintained by the Company for its officers and employees for a period of one (1) year after the date of such termination of employment or for such longer period as may be required by applicable law.

          (d) Notwithstanding any provision of this Agreement to the contrary, if the Executive is a disqualified individual (as the term "disqualified individual" is defined in Section 280G of the Code) and if any portion of the Severance Benefits under this Section 7 of this Agreement would be an excess parachute payment (as the term "excess parachute payment" is defined in Section 280G of the Code) but for the application of this sentence, then the amount of the Severance Benefits otherwise payable to the Executive pursuant to this Agreement will be reduced to the minimum extent necessary (but in no event to less than zero) so that no portion of the Severance Benefits, as so reduced, constitutes an excess parachute payment. The determination of whether any reduction in the amount of the Severance Benefits is required pursuant to this Section 7(d) will be made by the Company's independent accountants. The fact that the Executive has her Severance Benefits reduced as a result of the limitations set forth in this Section 7(d) will not of itself limit or otherwise affect any rights of the Executive arising other than pursuant to this Agreement.

          (e) The Company has determined that the amounts payable under this Agreement constitute reasonable compensation for services rendered. Accordingly, notwithstanding any other provision hereof, unless such action would be expressly prohibited by applicable law, if any amount is paid pursuant to this Agreement which is determined to be subject to the excise tax imposed by Section 4999 of the Code, the Company will pay to the Executive an additional amount in cash equal to the amount necessary to cause the aggregate amount payable under this Agreement, including such additional cash payment (net of all federal, state and local income taxes and all taxes payable as the result of the application of Sections 280G and 4999 of the Code), to be equal to the aggregate amount payable under this Agreement, excluding such additional payment (net of all federal, state and local income taxes), as if Sections 280G and 4999 of the Code (and any successor provisions thereto) had not been enacted into law.

     8.   Place of Performance.  During the term hereof:

          (a) The principal office of the Executive and the principal place for performance by him of her duties, functions and responsibilities under this Agreement shall be in the City or suburbs of Dallas, Texas.

          (b) It is recognized that the performance of the Executive's duties hereunder may occasionally require the Executive, on behalf of the Company, to be away from her principal office for business reasons. Unless consent of the Executive is obtained, such periods of being away from her principal office on behalf of the Company shall not exceed thirty (30) calendar days per year.

     9. Definition of Change of Control. For purposes of this Agreement, "Change of Control" shall mean the occurrence of one or more of the following events: (i) a person or entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) of persons or entities shall have become the beneficial owner of a majority of the securities of the Company ordinarily having the right to vote in the election of directors, (ii) during any consecutive two-year period, individuals who at the beginning of such period constituted the Board of Directors of the Company (together with any directors who are members of such Board of Directors of the Company on the date hereof and any new directors whose election by such Board of Directors of the Company or whose nomination for election by the stockholders of the Company was approved by a vote of 66 2/3% of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors of the Company then in office, (iii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, the assets of the Company to any person or entity or group (as so defined in Section 13(d)(3) of the Exchange Act) of persons or entities (other than any wholly owned subsidiary of the Company) or (iv) the merger or consolidation of the Company into or with another corporation or the merger of another corporation into the Company with the effect that immediately after such transaction any person or entity or group (as so defined in Section 13(d)(3) of the Exchange Act) of persons or entities, or the stockholders of any other entity, shall have become the beneficial owner of securities of the surviving corporation of such merger or consolidation representing a majority of the voting power of the outstanding securities of the surviving corporation ordinarily having the right to vote in the election of directors. The Alexander Energy Corporation merger, however it might be structured, shall not constitute a Change of Control under this Agreement.

     10. Discharge with Cause. For the purposes of this Agreement, the Company shall be deemed to have discharged the Executive for cause only if any one of the following conditions existed:

          (a) If the Executive shall have willfully breached or habitually neglected her duties and responsibilities as the Controller and Chief Accounting Officer of the Company; or

          (b) If the Executive shall have been convicted of any felony offense during the term of this Agreement.

The discharge of the Executive by the Company when none of the foregoing conditions exist shall be deemed to be a discharge without cause.

     11. Resignation for Good Reason. For the purposes of this Agreement, the Executive shall have resigned for good reason if any one of the following conditions existed at the time of her resignation:

         (a) If the Company shall have assigned to the Executive authority and responsibilities less significant than, or not comparable to, that which she had in her capacity as Controller and Chief Accounting Officer immediately preceding a Change of Control or shall otherwise so limit or restrict her authority and responsibilities after a Change of Control;

          (b) The Company shall have reduced the Executive's annual base salary below her annual base salary in effect on the effective date of a Change of Control or the Company shall have reduced the Executive's annual cash bonus below that of her last annual cash bonus prior to the effective date of a Change of Control; or

          (c) The Company shall have taken any actions having the purpose or intent and the effect of inducing the Executive to resign, such as failing to provide the Executive with all personnel benefits which are otherwise generally provided to executive officers of the Company or reasonably necessary or appropriate for the performance by the Executive of her duties as Controller and Chief Accounting Officer of the Company; or

          (d) The Company shall have declined to extend the term of this Agreement pursuant to Section 6 hereof.

     12. Termination Upon Death. This Agreement shall terminate immediately upon the date of the death of the Executive.

     13. Remedies. If the Executive shall file any judicial action for enforcement of this Agreement and successfully recover compensation or damages, the Executive shall be entitled to recover from the Company an additional amount equal to interest at ten percent (10%) per annum on the amount recovered from the date such amount was due and payable together with all expenses and reasonable attorneys' fees incurred in obtaining legal advice and counselling respecting her rights under this Agreement and in prosecuting and disposing of such action. The provisions of this Section shall be cumulative and without prejudice to any other right or remedy to which the Executive may be entitled either at law, in equity or under this Agreement and shall not constitute the exclusive remedy of the Executive for breach of this Agreement.

     14.  General Provisions.

          (a) Notices. Any notices to be given hereunder by either party to the other may be given either by personal delivery in writing or by fax, or by mail, registered or certified, postage prepaid, return receipt requested, addressed to the parties at their respective addresses set forth below their signatures to this Agreement, or at such other addresses as they may specify to the other in writing.

          (b) Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

          (c) Invalid Provisions. If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term hereof, such provision shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof; and the remaining provisions hereof shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom. Furthermore, in lieu of such illegal, invalid or unenforceable provision there shall be added automatically as part of this Agreement a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible and still be legal, valid or enforceable.

          (d) Entire Agreement. This Agreement sets forth the entire understanding of the parties and supersedes all prior agreements or understandings, whether written or oral, with respect to the subject matter hereof. No terms, conditions or warranties, other than those contained herein, and no amendments or modifications hereto shall be binding unless made in writing and signed by the parties hereto.

          (e) Binding Effect. This Agreement shall extend to and be binding upon and inure to the benefit of the parties hereto, their respective heirs, representatives, successors and assigns. All of the provisions of this Agreement shall be fully applicable to any successor to the Company resulting from a Change of Control. The Company agrees that in the event of a tender or exchange offer, merger, consolidation or liquidation or any such similar event involving the Company, its securities or assets, it shall reveal the existence of this Agreement to the acquiring person or entity. The Company further agrees that if such action is not inconsistent with the best interests of the Company, it shall condition approval of any transactions proposed by the acquiror upon obtaining the consent, in writing, of the potential successor to the Company to be bound by this Agreement. In the event the Executive dies prior to the termination of this Agreement, any compensation or other payment due and owing to the Executive on or before the date of the Executive's death shall be paid to her estate, executors, administrators, heirs or legal representatives. Since the duties and services of the Executive hereunder are special, personal and unique in nature, the Executive may not transfer, sell or otherwise assign her rights, obligations or benefits under this Agreement.

          (f) Waiver. The waiver by either party hereto of a breach of any term or provision of this Agreement shall not operate or be construed as a waiver of a subsequent breach of the same provisions by either party or of the breach of any other term or provision of this Agreement.

          (g) Titles. Titles of the paragraphs herein are used solely for convenience and shall not be used for interpretation or construing any word, clause, paragraph or provision of this Agreement.

     IN WITNESS WHEREOF, the Company and the Executive have executed this Executive Employment Agreement as of the day and year first written above, effective as of the date specified above.

                                        COMPANY:

                                        NATIONAL ENERGY GROUP, INC.


                                        By:____________________________________
                                              _________________________________
                                              _________________________________

                                        1400 One Energy Square
                                        4925 Greenville Avenue
                                        Dallas, Texas 75206
                                   (214) 692-9211
                                   (214) 692-9310 (FAX)


                                        EXECUTIVE:


                                        ________________________________________
                                        MELISSA K. RUTLEDGE


                                        ________________________________________
                                        ________________________________________
                                        ________________________________________

                                                   Exhibit 10.23
                                                   -------------

                      EXECUTIVE EMPLOYMENT AGREEMENT



     This Executive Employment Agreement (the "Agreement") is made the 1st day of January, 1996, by and between National Energy Group, Inc., a Delaware corporation acting by and through its hereunto duly authorized officer (the "Company"), and William T. Jones (the "Executive").

     WHEREAS, the Executive is presently in the employ of the Company in the capacity of Vice President - Production and Engineering, and the Company is willing to provide certain employment assurances to the Executive in the event of a Change of Control (as defined below) of the Company as incentive and inducement for the Executive to continue in such employment in his present capacity after a Change of Control; and

     WHEREAS, in consideration of such employment assurances, the Executive is willing to remain in the employ of the Company in the capacity of Vice President - Production and Engineering after a Change of Control of the Company.

     NOW, THEREFORE, in consideration of the premises and the mutual terms and conditions hereof, the Company and the Executive hereby agree as follows:

     1. Employment. In consideration of the benefits hereinafter specified, the Executive hereby agrees to continue his employment with the Company in the capacity of Vice President - Production and Engineering after a Change of Control of the Company and to discharge his duties in such capacity during the term of this Agreement.

     2. Exclusive Services. The Executive shall devote his full working time, ability and attention to the business of the Company during the term of this Agreement and shall not, directly or indirectly, render any services of a business, commercial or professional nature to any other person, corporation or organization, whether for compensation or otherwise, without the prior knowledge and consent of the Board of Directors (the "Board") or President and Chief Executive Officer of the Company; provided, however, that the provisions of this Agreement shall not be construed as preventing the Executive from investing in other non-competitive businesses or enterprises if such investments do not require substantial services on the part of the Executive in the affairs or operations of any such business or enterprise so as to significantly diminish the performance by the Executive of his duties, functions and responsibilities under this Agreement. During the term of this Agreement, the Executive shall not, directly or indirectly, either through any kind of ownership (other than ownership of securities of publicly held corporations of which the Executive owns less than five percent (5%) of any class of outstanding securities) or as a director, officer, agent, employee or consultant engage in any business that is competitive with the Company.

     3. Authority and Duties. During the term of this Agreement, the Executive shall have such authority and shall perform such duties, functions and responsibilities as are specified by the Bylaws of the Company, the Executive Committee, the Board of Directors, or the President of the Company and/or as are appropriate for the office of the Vice President - Production and Engineering and shall serve with the necessary power and authority commensurate with such position and consistent with the manner with which the Executive has carried out the office in the past. If the Company removes the Executive from the office of the Vice President - Production and Engineering of the Company after a Change of Control or limits, restricts or reassigns his authority and responsibility after a Change of Control so as to be less significant than, or not comparable to, that to which he held immediately preceding such Change of Control in his capacity as Vice President - Production and Engineering without his prior mutual consent, the Executive shall be entitled to resign for good reason and receive the Severance Benefits set forth in this Agreement.

     4. Compensation. In consideration for the services to be rendered by the Executive to the Company and/or its subsidiaries, the Company shall pay to the Executive at least the gross cash compensation and shall award to the Executive at least the bonuses as set forth below:


     Annual Period              Annual                    Annual Bonus
                              Base Salary
- --------------------------------------------------------------------------------

For the one year         100% of the average of         100% of the
period following         the executive's annual         average of the
effective date of a      base salary in effect          bonuses paid to
Change of Control        immediately prior to           the Executive for
                         the change in control          each of the three
                         and of the executive's         fiscal years
                         annual base salary for         before the Change
                         each of the                    in Control
                         immediately preceding
                         two years

For the second year      100% of the average of         100% of the
following effective      the executive's annual         average of the
date of a Change of      base salary on the             bonuses paid to
Control                  date that is one year          the executive for
                         after the change in            the three
                         control and of the             immediately
                         executive's annual             preceding fiscal
                         base salary for each           years
                         of the immediately
                         preceding two years

For the third year       100% of the average of         100% of the
following effective      the executive's annual         average of the
date of a Change of      base salary on the             bonuses paid to
Control                  date that is two years         the executive for
                         after the change in            the three
                         control and of the             immediately
                         executive's annual             preceding fiscal
                         base salary for each           years
                         of the immediately
                         preceding two years

- --------------------------------------------------------------------------------

In the event that the Executive shall not have been employed for three years prior to the effective date of this Agreement, the Executive's annual base compensation rate or bonus rate shall be averaged over the actual period of employment of the Executive by the Company.

     Each of the annual base salary amounts set forth above shall be paid to the Executive in equal monthly installments, or as otherwise agreed, during each corresponding year of the term of this Agreement, provided that for any period of less than one (1) year, the annual base salary shall be pro-rated accordingly. The annual bonus amount indicated above or amounts in excess of such indicated bonus shall be awarded no later than December 31 of the corresponding annual period. The amount set forth above is compensation to the Executive or gross amounts due hereunder and the Company shall have the right to deduct therefrom all taxes and other amounts which may be required to be deducted or withheld by law (including, but not limited to income tax, withholding, social security and medicare payments) whether such law is now in effect or becomes effective after the execution of this Agreement.

     5.   Benefits and Business Expenses.  During the term hereof:

          (a) The Executive shall be entitled to continue his participation in programs maintained by the Company for the benefit of its employees and officers and to participate in new or amended programs, including, but not limited to, medical, health, life, accident and disability insurance programs, pension plans, incentive compensation plans, stock option plans, stock appreciation rights plans, and limited stock appreciation rights plans. The Company shall not terminate nor amend such plans to the detriment of the Executive.


          (b) To the extent that the Company has provided the Officer with an automobile, club memberships, association and trade memberships and other memberships prior to the change of control, the Company shall continue to provide the Officer with such items, of a comparable nature, following a Change of Control. The Company shall pay the expenses of such automobile, memberships and subscriptions.

          (c) The Executive shall be reimbursed for any business expenses reasonably incurred in carrying out his duties, functions and responsibilities upon presentation of expense reports to the Company.


     6. Term. This Agreement shall have a term of three (3) years commencing on the effective date of a Change of Control and shall be automatically extended on the 9th day of each and every calendar month during the term of this Agreement for an additional calendar month so that at the beginning of each and every month during the term of this Agreement there shall be a remaining term of three (3) years (but in no event beyond the time the Executive reaches age 65) unless and until the Company gives written notice to the Executive that the term of this Agreement shall not be further so extended, in which case the Executive shall be entitled to resign for good reason. The provisions of this Section 6 shall apply to each Change of Control irrespective of any Changes of Control which may have occurred previously.

     7. Severance Benefits After Change Of Control. In addition to such compensation and other benefits payable to or provided for the Executive as authorized by the Board from time to time, Executive shall be entitled to receive in lieu of the compensation described in paragraph 4 hereof, and the Company shall pay or provide to the Executive the following severance benefits (the "Severance Benefits") in the event that, during the term hereof, the Company discharges the Executive without cause or the Executive resigns for good reason after a Change of Control, to-wit:

          (a) The Company shall pay to the Executive a lump sum cash payment (multiplied by the applicable factor described below) payable on such date of termination of employment equal to the Executive's "base compensation" then in effect, which shall, and is defined to, consist of the sum of (i) the Executive's annual base salary then in effect, (ii) the average of the amounts of the last three annual cash bonuses paid or granted to, or earned by, the Executive, and (iii) the average of the total amounts of the Company's contributions to its retirement plan allocable to the Executive on a fully vested basis for the last three fiscal years of the retirement plan. The amount of the "base compensation" payable to the Executive pursuant to this
     Section 7(a) shall be (a) multiplied by the number three (3) for the purposes of determining the lump sum cash severance payment due under this Section 7(a).

          (b) All stock options granted by the Company to the Executive, all contributions made by the Executive and by the Company for the account of the Executive to any pension, retirement or any other benefit plan, and all other benefits or bonuses, including but not limited to net profits interests which contain vesting or exercisability provisions conditioned upon or subject to the continued employment of the Executive, shall become fully vested and exercisable and shall remain fully exercisable for a period of the later of three hundred sixty (360) days after (i) the date of such termination of employment; or (ii) the termination of this Agreement.
          (c) The Company shall continue the participation of the Executive in all life, accident, disability, medical, dental and all other health and casualty insurance plans maintained by the Company for its officers and employees for a period of one (1) year after the date of such termination of employment or for such longer period as may be required by applicable law.

          (d) Notwithstanding any provision of this Agreement to the contrary, if the Executive is a disqualified individual (as the term "disqualified individual" is defined in Section 280G of the Code) and if any portion of the Severance Benefits under this Section 7 of this Agreement would be an excess parachute payment (as the term "excess parachute payment" is defined in Section 280G of the Code) but for the application of this sentence, then the amount of the Severance Benefits otherwise payable to the Executive pursuant to this Agreement will be reduced to the minimum extent necessary (but in no event to less than zero) so that no portion of the Severance Benefits, as so reduced, constitutes an excess parachute payment. The determination of whether any reduction in the amount of the Severance Benefits is required pursuant to this Section 7(d) will be made by the Company's independent accountants. The fact that the Executive has his Severance Benefits reduced as a result of the limitations set forth in this Section 7(d) will not of itself limit or otherwise affect any rights of the Executive arising other than pursuant to this Agreement.

          (e) The Company has determined that the amounts payable under this Agreement constitute reasonable compensation for services rendered. Accordingly, notwithstanding any other provision hereof, unless such action would be expressly prohibited by applicable law, if any amount is paid pursuant to this Agreement which is determined to be subject to the excise tax imposed by Section 4999 of the Code, the Company will pay to the Executive an additional amount in cash equal to the amount necessary to cause the aggregate amount payable under this Agreement, including such additional cash payment (net of all federal, state and local income taxes and all taxes payable as the result of the application of Sections 280G and 4999 of the Code), to be equal to the aggregate amount payable under this Agreement, excluding such additional payment (net of all federal, state and local income taxes), as if Sections 280G and 4999 of the Code (and any successor provisions thereto) had not been enacted into law.

     8.   Place of Performance.  During the term hereof:

          (a) The principal office of the Executive and the principal place for performance by him of his duties, functions and responsibilities under this Agreement shall be in the City or suburbs of Dallas, Texas.

          (b) It is recognized that the performance of the Executive's duties hereunder may occasionally require the Executive, on behalf of the Company, to be away from his principal office for business reasons. Unless consent of the Executive is obtained, such periods of being away from his principal office on behalf of the Company shall not exceed thirty (30) calendar days per year.

     9. Definition of Change of Control. For purposes of this Agreement, "Change of Control" shall mean the occurrence of one or more of the following events: (i) a person or entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) of persons or entities shall have become the beneficial owner of a majority of the securities of the Company ordinarily having the right to vote in the election of directors, (ii) during any consecutive two-year period, individuals who at the beginning of such period constituted the Board of Directors of the Company (together with any directors who are members of such Board of Directors of the Company on the date hereof and any new directors whose election by such Board of Directors of the Company or whose nomination for election by the stockholders of the Company was approved by a vote of 66 2/3% of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors of the Company then in office, (iii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, the assets of the Company to any person or entity or group (as so defined in Section 13(d)(3) of the Exchange Act) of persons or entities (other than any wholly owned subsidiary of the Company) or (iv) the merger or consolidation of the Company into or with another corporation or the merger of another corporation into the Company with the effect that immediately after such transaction any person or entity or group (as so defined in Section 13(d)(3) of the Exchange Act) of persons or entities, or the stockholders of any other entity, shall have become the beneficial owner of securities of the surviving corporation of such merger or consolidation representing a majority of the voting power of the outstanding securities of the surviving corporation ordinarily having the right to vote in the election of directors. The Alexander Energy Corporation merger, however it might be structured, shall not constitute a Change of Control under this Agreement.

     10. Discharge with Cause. For the purposes of this Agreement, the Company shall be deemed to have discharged the Executive for cause only if any one of the following conditions existed:

          (a) If the Executive shall have willfully breached or habitually neglected his duties and responsibilities as the Vice President - Production and Engineering of the Company; or

          (b) If the Executive shall have been convicted of any felony offense during the term of this Agreement.

The discharge of the Executive by the Company when none of the foregoing conditions exist shall be deemed to be a discharge without cause.

     11. Resignation for Good Reason. For the purposes of this Agreement, the Executive shall have resigned for good reason if any one of the following conditions existed at the time of his resignation:

         (a) If the Company shall have assigned to the Executive authority and responsibilities less significant than, or not comparable to, that which he had in his capacity as Vice President - Production and Engineering immediately preceding a Change of Control or shall otherwise so limit or restrict his authority and responsibilities after a Change of Control;

          (b) The Company shall have reduced the Executive's annual base salary below his annual base salary in effect on the effective date of a Change of Control or the Company shall have reduced the Executive's annual cash bonus below that of his last annual cash bonus prior to the effective date of a Change of Control; or

          (c) The Company shall have taken any actions having the purpose or intent and the effect of inducing the Executive to resign, such as failing to provide the Executive with all personnel benefits which are otherwise generally provided to executive officers of the Company or reasonably necessary or appropriate for the performance by the Executive of his duties as Vice President - Production and Engineering of the Company; or

          (d) The Company shall have declined to extend the term of this Agreement pursuant to Section 6 hereof.

     12. Termination Upon Death. This Agreement shall terminate immediately upon the date of the death of the Executive.

     13. Remedies. If the Executive shall file any judicial action for enforcement of this Agreement and successfully recover compensation or damages, the Executive shall be entitled to recover from the Company an additional amount equal to interest at ten percent (10%) per annum on the amount recovered from the date such amount was due and payable together with all expenses and reasonable attorneys' fees incurred in obtaining legal advice and counselling respecting his rights under this Agreement and in prosecuting and disposing of such action. The provisions of this Section shall be cumulative and without prejudice to any other right or remedy to which the Executive may be entitled either at law, in equity or under this Agreement and shall not constitute the exclusive remedy of the Executive for breach of this Agreement.

     14.  General Provisions.

          (a) Notices. Any notices to be given hereunder by either party to the other may be given either by personal delivery in writing or by fax, or by mail, registered or certified, postage prepaid, return receipt requested, addressed to the parties at their respective addresses set forth below their signatures to this Agreement, or at such other addresses as they may specify to the other in writing.

          (b) Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

          (c) Invalid Provisions. If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term hereof, such provision shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof; and the remaining provisions hereof shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom. Furthermore, in lieu of such illegal, invalid or unenforceable provision there shall be added automatically as part of this Agreement a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible and still be legal, valid or enforceable.

          (d) Entire Agreement. This Agreement sets forth the entire understanding of the parties and supersedes all prior agreements or understandings, whether written or oral, with respect to the subject matter hereof. No terms, conditions or warranties, other than those contained herein, and no amendments or modifications hereto shall be binding unless made in writing and signed by the parties hereto.

          (e) Binding Effect. This Agreement shall extend to and be binding upon and inure to the benefit of the parties hereto, their respective heirs, representatives, successors and assigns. All of the provisions of this Agreement shall be fully applicable to any successor to the Company resulting from a Change of Control. The Company agrees that in the event of a tender or exchange offer, merger, consolidation or liquidation or any such similar event involving the Company, its securities or assets, it shall reveal the existence of this Agreement to the acquiring person or entity. The Company further agrees that if such action is not inconsistent with the best interests of the Company, it shall condition approval of any transactions proposed by the acquiror upon obtaining the consent, in writing, of the potential successor to the Company to be bound by this Agreement. In the event the Executive dies prior to the termination of this Agreement, any compensation or other payment due and owing to the Executive on or before the date of the Executive's death shall be paid to his estate, executors, administrators, heirs or legal representatives. Since the duties and services of the Executive hereunder are special, personal and unique in nature, the Executive may not transfer, sell or otherwise assign his rights, obligations or benefits under this Agreement.

          (f) Waiver. The waiver by either party hereto of a breach of any term or provision of this Agreement shall not operate or be construed as a waiver of a subsequent breach of the same provisions by either party or of the breach of any other term or provision of this Agreement.

          (g) Titles. Titles of the paragraphs herein are used solely for convenience and shall not be used for interpretation or construing any word, clause, paragraph or provision of this Agreement.

     IN WITNESS WHEREOF, the Company and the Executive have executed this Executive Employment Agreement as of the day and year first written above, effective as of the date specified above.

                                        COMPANY:

                                        NATIONAL ENERGY GROUP, INC.


                                        By:____________________________________
                                              _________________________________
                                              _________________________________

                                        1400 One Energy Square
                                        4925 Greenville Avenue
                                        Dallas, Texas 75206
                                   (214) 692-9211
                                   (214) 692-9310 (FAX)


                                        EXECUTIVE:


                                        _______________________________________
                                        WILLIAM T. JONES
                                        _______________________________________
                                        _______________________________________
                                        _______________________________________

                                                   Exhibit 23.1
                                                   ------------


               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Forms S-3 No. 33-81172, 33-88008, and 33-62851) and related Prospectuses of our report dated March 27, 1996, with respect to the financial statements of National Energy Group, Inc., included in its Annual Report (Form 10-KSB) for the year ended December 31, 1995, filed with the Securities and Exchange Commission.


                                      ERNST & YOUNG LLP


Dallas, Texas
March 29, 1996

                                                   Exhibit 23.2
                                                   ------------



                   CONSENT OF INDEPENDENT PETROLEUM ENGINEERS


We hereby consent to the references to our firm in "Item 1 - Business" and to the use of our report, dated March 1, 1995, on the oil and gas properties of National Energy Group, Inc., in National Energy Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, and we consent to the use of our report and references to our firm in National Energy Group, Inc.'s registration statements (Form S-3 No. 33-81172, Form S-3 No. 33-88008 and Form S-3 No. 33-62851).


                            ROEBUCK ASSOCIATES, INC.


Dallas, Texas
March 28, 1996

                                                   Exhibit 23.3



           CONSENT OF INDEPENDENT PETROLEUM ENGINEERS AND GEOLOGISTS


     We hereby consent to the references to our firm in "Items 1 and 2, DESCRIPTION OF BUSINESS AND PROPERTIES" and to the use of our report, dated February 13, 1996, presenting estimated reserves and future revenue for the oil and gas properties of National Energy Group, Inc., in National Energy Group Inc.'s Annual Report on Form 10-KSB for the ended December 31, 1995.



                     NETHERLAND, SEWELL & ASSOCIATES, INC.



Dallas, Texas
March 29, 1996

                                    GLOSSARY


Wherever used herein, the following terms shall have the meanings specified.

Bbl
- ---
One stock tank barrel, or 42 US gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

BOE
- ---
Barrels of oil equivalent (converting six mcf of natural gas to one barrel of oil).

Developed Acreage
- -----------------
The number of acres which are allocated or assignable to producing wells or wells capable of production.

Development Well
- ----------------
A well drilled within the proved area of an oil and gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry Well
- --------
A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or well.

Exploratory Well
- ----------------
A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

Gross Acres or Gross Wells
- --------------------------
The total acres or wells, as the case may be, in which a working interest is owned.

Mcf
- ---
One thousand cubic feet.

Mmcf
- ---
One million cubic feet.

Net Acres or Net Wells
- ----------------------
The sum of the fractional working interests owned in gross acres or gross wells.

Oil and Gas Lease
- -----------------
An instrument by which a mineral fee owner grants to a lessee the right for a specific period of time to explore for oil and gas underlying the lands covered by the lease and the right to product any oil and gas so discovered generally for so long as there is production in economic quantities from such lands.

Overriding Royalty Interest
- ---------------------------
A fractional undivided interest in an oil and gas property entitling the owner to a share of oil and gas production, in addition to the usual royalty paid to the owner, free of costs of production.

Productive Well
- ---------------
A well that is producing oil or gas or that is capable of production.

Proved Developed Reserves
- -------------------------
Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved Reserves
- ---------------
The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved Undeveloped Reserves
- ---------------------------
Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion.

PV10%
- -----
The discounted future net cash flows for proved oil and gas reserves computed on the same basis as the Standardized Measure, but without deducting income taxes, which is not in accordance with generally accepted accounting principles. PV10% is an important financial measure for evaluating the relative significance of oil and gas properties and acquisitions, but should not be construed as an alternative to the Standardized Measure (as determined in accordance with generally accepted accounting principles)

Royalty Interest
- ----------------
An interest in an oil and gas property entitling the owner to a share of oil and gas production free of costs of production.

Secondary Recovery
- ------------------
A method of oil and gas extraction in which energy sources extrinsic to the reservoir are utilized.

Standardized Measure
- --------------------
The estimated future net cash flows from proved oil and gas reserves computed using prices and costs, at the dates indicated, after income taxes and discounted at 10%.

Undeveloped Acreage
- -------------------
Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

Working Interest
- ----------------
The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.