Form 10KSB/A
period 1995-12-31
NATIONAL ENERGY GROUP INC
filed 1996-04-29
CIK 870756

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                              FORM 10-KSB/A NO. 1



                  FILED PURSUANT TO SECTION 12, 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Date of Report:  April 29, 1996


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

















     The following is substituted in lieu of Item 9 as it appears in the original of the Annual Report on Form 10-KSB for the year ended December 31, 1995.

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


          The following table lists the names, ages and present position with the Company for all of the Company's directors and executive officers:

Name                    Age    Present Position with the Company (1)
- ----                    ---    ---------------------------------

George B. McCullough     71    Chairman of the Board of Directors

Norman C. Miller         76    Director and Chairman of the Executive Committee

Miles D. Bender          59    President, Chief Executive Officer, Treasurer
                               and Director

Robert H. Kite           41    Director

George N. McDonald       62    Director

Robert V. Sinnott        46    Director

Elwood W. Schafer        68    Director

R. Thomas Fetters, Jr.   56    Senior Vice President-Offshore Operations
                               and Exploration

William T. Jones         50    Vice President-Production and Engineering

Randall A. Carter        35    General Counsel and Secretary

Robert A. Imel           37    Chief Financial Officer

Melissa H. Rutledge      30    Controller and Chief Accounting Officer

- -------------------------------------------------------------------------
(1) Messrs. McCullough, Miller, Bender, Kite, and McDonald have been Directors of the Company since December 17, 1990. Mr. Sinnott was appointed to the Board of Directors on June 3, 1994 and Mr. Schafer was appointed to the Board of Directors effective September 26, 1995. Pursuant to the terms of the Series B Preferred Stock and the Series C Preferred Stock, the holders of a majority of the outstanding shares of each of the Series B Preferred Stock and Series C Preferred Stock have the right to appoint one member to the Company's Board of Directors at all times. Directors of the

Company generally serve for a term of one year (until the next annual meeting of stockholders) and until their successors are duly elected and qualified, or until their death, resignation or removal.

    The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of stockholders. Each executive officer will hold office until the first meeting of the Board after the annual meeting of stockholders next succeeding his or her election and until his successor is duly elected and qualified, or until his death or resignation or until he shall have been removed in the manner provided in the Company's By-Laws.

     BIOGRAPHICAL INFORMATION. Set forth below is certain information concerning the Directors and executive officers of the Company.

     GEORGE B. MCCULLOUGH. Effective December 17, 1990, Mr. McCullough was appointed Chairman of the Board of Directors of the Company. From July 20, 1990 to June 11, 1991, Mr. McCullough was a Director of Big Piney Oil and Gas Company ("Big Piney"). From October 1986 to June 11, 1991, Mr. McCullough served as Chairman of the Board of Directors of VP Oil, Inc. ("VP"). From 1948 to 1986, Mr. McCullough worked for Exxon Corporation ("Exxon"). Mr. McCullough was elected as a Vice President of Exxon in 1980. He was responsible for all employee relations for the Company. Mr. McCullough holds B.A. and M.B.A. degrees from Tulane University.

     NORMAN C. MILLER. Effective December 17, 1990, Mr. Miller was appointed a Director of and to the office of Chairman of the Executive Committee of the Company. Mr. Miller had been a Director of Big Piney and Chairman of its Executive Committee from July 20, 1990 until June 11, 1991. From September 1988 to June 11, 1991, Mr. Miller had been a Director of and Chairman of the Executive Committee of VP. Mr. Miller was President and CEO of Delhi International Oil Corporation from 1974 to 1981. Delhi was listed on the American Stock Exchange and had operations in the United States, Australia, Canada, Columbia, Guatemala and Panama. Mr. Miller was a Director of Woodbine Petroleum, a public company, from 1983 to 1985. He received his B.S. degree in Geology from the University of Oklahoma in 1947.

     MILES D. BENDER. Since December 17, 1990, Mr. Bender has been President, Chief Executive Officer, Treasurer and a Director of the Company. From July 20, 1990 to June 11, 1991, Mr. Bender served as President, Chief Executive Officer, Treasurer and a Director of Big Piney. Mr. Bender was President, Chief Executive Officer, Treasurer and a Director of VP from its inception in July, 1986 until June 11, 1991. He was also President and a Director of Tierra Energy, Inc., from 1984 until 1990. From 1981 to 1984, he was general partner of Rio Colorado Mining, Ltd., which was engaged in the minerals and natural resources businesses. From 1970 to 1980, Mr. Bender was President and Chairman of the Board of Syncom Incorporated ("Syncom"), a publicly-held company that manufactured magnetic computer supplies. Syncom was listed on the Boston Stock Exchange. Mr. Bender received his B.A. degree from and attended law school at the University of Buffalo, and attended the advanced management program of Harvard University Business School.

     ROBERT H. KITE. Effective December 17, 1990, Mr. Kite was appointed a Director of the Company. From November 1987 until June 11, 1991, Mr. Kite served as a Director of VP. Since 1980, Mr. Kite has been Chief Operating Officer of KFT, Ltd., a family-owned company with operations which include land holdings, industrial and commercial developments, and equity and commodity investments. He has also been Chief Executive Officer of Roamin' Korp., Inc. since 1982, which is engaged in the businesses of construction, recording, mining and equity investments. Mr. Kite graduated from Southern Methodist University in 1977 with a B.S. degree in Psychology and Political Science. Mr. Kite is currently serving as a member of the Board of Directors of the FBI Citizens Academy in Phoenix.

     GEORGE N. MCDONALD. Effective December 17, 1990, Mr. McDonald was appointed a Director of the Company. For more than five years prior to June 11, 1991, Mr. McDonald was a Director of Big Piney, and, from 1982 to July 20, 1990, he served as Vice President of Big Piney. From July 20, 1990 until June 11, 1991, Mr. McDonald was a Director of VP. From 1973 to present, Mr. McDonald has been the President and Owner of Canyon Courts, Inc. From 1985 to present, Mr. McDonald has also been a Director of Ion Laser Technology, Inc. Mr. McDonald was also President of Ion Laser Technology from 1985 to 1988, Chairman of the Board from 1985 to 1992 and Secretary from 1990 to 1992. Since 1988, Mr. McDonald has also been President/Owner of Medical Alignment Systems. From 1960 to 1972, Mr. McDonald was an account executive with Merrill Lynch, Pierce, Fenner and Smith, Inc. and certain predecessor firms. Mr. McDonald holds B.S. and M.B.A. degrees from the University of Utah.

     ROBERT V. SINNOTT. Effective June 3, 1994, Mr. Sinnott was appointed a Director of the Company. Mr. Sinnott has been Senior Vice President and Senior Investment Officer of Kayne, Anderson Investment Management, Inc. since 1992. From 1986 to 1992, Mr. Sinnott was Vice President and Senior Securities Officer of Citicorp. From 1981 to 1986, Mr. Sinnott was Director of Corporate Finance at United Energy Resources. From 1976 to 1981, he was Vice President at Bank of America. Mr. Sinnott received a Bachelor of Arts from the University of Virginia in 1971, and in 1976, a MBA from the Graduate School of Business Administration at Harvard University. Mr. Sinnott is on the Board of Directors of Glacier Water Services, an AMEX-listed vended water company, as well as KA Industries, a privately-owned specialty bakery and Plains Resources, Inc., an oil and gas company.

     ELWOOD W. SCHAFER. Effective September 26, 1995, Mr. Schafer was appointed a Director of the Company. Mr. Schafer has been a consultant to Kayne, Anderson Investment Management, Inc. since January 1993. Mr Schafer was Managing Director and Chief Petroleum Engineer of Chemical Bank from December 1991 (when Chemical Bank and Manufacturers Hanover Trust merged) until July 1992. From 1974 until December 1991, Mr. Schafer worked for Manufacturers Hanover Trust and reached the position of Managing Director and Chief Petroleum Engineer. Mr Schafer was Vice President and head of the oil department at the Bank of New York from 1970 until he joined Manufacturers Hanover Trust. From 1955 to 1970, Mr. Schafer worked at General American Oil Company. Prior to that he spent four years with Core Labs doing Rocky
Mountain
well-site geology. Mr Schafer graduated from University of Illinois with a B.S. in geology in 1950.

     R. THOMAS FETTERS, JR. Mr. Fetters was appointed Senior Vice President-Offshore Operations and Exploration effective September 18, 1995. Mr. Fetters has 30 years of exploration, production and management experience, both domestic and foreign. Mr. Fetters was President and Chief Operating Officer of XCL Exploration and Production, Inc. and XCL-China Ltd. (both wholly owned subsidiaries of XCL Ltd., formerly The Exploration Company of Louisiana, Inc.), from February 1990 until September 1995. From March 1989 to February 1990 Mr. Fetters held the position of Chairman of Independent Energy Corporation which was acquired by The Exploration Company of Louisiana. From May 1983 to March 1989, Mr. Fetters served as President and Chief Executive Officer of CNG Producing Company in New Orleans and, from August 1966 to May 1983, held various positions, from Geologist to Exploration Manager with several divisions of Exxon, primarily in the Gulf Coast region and offshore Gulf of Mexico of the U.S., and in Malaysia and Australia. At Exxon USA, Mr. Fetters held the positions of Division Manager of Production Research and Exploration Planning Manager. Mr. Fetters holds B.S. and M.S. degrees in geology from the University of Tennessee.

     RANDALL A. CARTER. Effective December 17, 1990, Mr. Carter was appointed General Counsel and Secretary of the Company. From July 20, 1990 to June 11, 1991, Mr. Carter was Vice President, General Counsel, Secretary and a Director of Big Piney. Mr. Carter was also General Counsel of VP from June, 1990 to June 11, 1991. From July 1993 to the present, Mr. Carter has also been President and owner of BeneFactor Funding Corp., a factoring company. From October 1991 to March 1993 (when Mr. Carter sold the firm), Mr. Carter was President and owner of Mutual Funds Corporation, a National Association of Securities Dealers, Inc. member firm. From 1988 to 1989, Mr. Carter was Vice President and General Counsel of Wichita River Oil Corporation, an American Stock Exchange listed oil and gas company. From 1987 to 1988, Mr. Carter was Vice President/Investment Banking of Stern Brothers & Co. From 1984 to 1987, Mr. Carter was an attorney at Sullivan & Cromwell in New York, N.Y. Mr. Carter received a J.D. degree from the University of Virginia School of Law in 1984.

     ROBERT A. IMEL. Effective September 8, 1993, Mr. Imel was appointed Chief Financial Officer of the Company. From March 1991 to August 1993, Mr. Imel was President and Chief Financial Officer of Murexco Petroleum, Inc., Dallas, Texas. In addition, from March 1988 to February 1991, Mr. Imel served as Vice President and Chief Financial Officer of Phoenix Operating Company in Dallas. From September 1984 until February 1988, Mr. Imel was Vice President and Chief Financial Officer of Murexco Petroleum, Inc. and from February 1983 to August 1984 he was Controller of Atlas Energy Corporation in Dallas. He was Senior Accountant with Peat, Marwick, Mitchell & Co. in Dallas from June 1980 until January 1983. Mr. Imel received his B.S. degree in Accounting and Finance from Oklahoma State University and is currently licensed as a CPA in the State of Texas.

     WILLIAM T. JONES. Since July 1994, Mr. Jones has been Vice President - Production and Engineering of the Company. From April 1991 to July 1994, Mr. Jones was Chief Operating Officer for Ard Drilling Company in Abilene, Texas. From July 1989 to April 1991, Mr. Jones was Senior Petroleum Engineer for Snyder Oil Company in Fort Worth, Texas. Mr. Jones also worked at Shell Oil Company as an Engineer from June 1968 to May 1973. Mr. Jones received a B.S. in Petroleum Engineering from Mississippi State University.

     MELISSA H. RUTLEDGE. Effective August 15, 1994, Ms. Rutledge was appointed Controller and Chief Accounting Officer of the Company. From September 1991 to August 1994, Ms. Rutledge was a Senior Auditor for Ernst & Young, LLP in Dallas. Ms. Rutledge received her B.S. degree in Accounting from Texas Tech University and is currently licensed as a CPA in the State of Texas.

SECTION 16 REPORTING

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Officers, Directors, and greater than 10% stockholders are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of copies of such forms received by it, the Company believes that, during the period January 1, 1995 to December 31, 1995, all filing requirements applicable to its officers, Directors and greater than 10% beneficial owners were complied with. In February 1996, each of the following filed one Form 4 late (the forms were due in January 1996) and each Form 4 covered one transaction: George B. McCullough, Norman C. Miller, Miles
D. Bender, Robert H. Kite, George N. McDonald, Robert V. Sinnott, Robert A. Imel, William T. Jones and Melissa H. Rutledge. In addition, in February 1996,
R. Thomas Fetters, Jr. and Elwood W. Schafer each filed one Form 3 late (they were due in December 1995) and each Form 3 reported one transaction.

     The following is substituted in lieu of Item 10 as it appears in the original of the Annual Report on Form 10-KSB for the year ended December 31, 1995.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     The following tables set forth the cash compensation received by the Company's Chief Executive Officer, Chief Financial Officer and Vice President-Production & Engineering during the fiscal years ended December 31, 1995, 1994 and 1993, and aggregate option/SAR exercises during the last fiscal year and year end option/SAR values.


                                              SUMMARY COMPENSATION TABLE

                                                                Long Term Compensation
                                                --------------------------------------------------
       Annual Compensation                                 Awards     Payouts
(a)                  (b)     (c)        (d)      (e)         (f)        (g)      (h)       (i)

                                                Other
Name                                            Annual   Restricted                      All Other
and                                             Compen-    Stock                 LTIP     Compen-
Principal                                       sation    Award(s)   Options/   Payouts   sation
Position             Year  Salary($)  Bonus($)    ($)       ($)       SARs(#)      $         $
- ---------            ----  ---------  --------  -------  ----------  ---------  -------  ---------

Miles D. Bender      1995  181,250    50,000      --        --         200,000     --       78,971
President &          1994  139,583    15,000      --       3,871(2)      --        --         --
Chief Executive      1993  123,456      --        --        --           --        --         --
Officer

Robert A. Imel       1995  101,670    10,000      --      13,000      110,000      --         --
Chief Financial      1994   86,292       --       --      21,575(2)      --        --         --
Officer(1)           1993   45,319       --       --        --           --        --         --

William T. Jones     1995   99,000    10,000      --        --        110,000      --         --
Vice President,
Production &
Engineering


(1) Mr. Imel is currently employed by the Company on a contract basis. Mr. Imel began working with the Company in September 1993.

(2) At December 31, 1995, Mr. Bender held 247,500 shares of restricted Class A Common Stock, with a value of $804,375.00; and at December 31, 1995, Mr. Imel held 80,500 shares of restricted Class A Common Stock, with a value of $261,625.00, and at December 31, 1995, Mr. Jones held 50,000 shares of restricted Class A Common Stock, with a value of $162,500.00.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS


(a)                        (b)           (c)          (d)              (e)


                        Number of
                        Securities    % of Total
                         Options/     Granted to
                           SARS     Employees in  Exercise or Base  Expiration
Name                     Grant (#)   Fiscal Year  Price ($/Sh)         Date
- ----------------------  ----------  ------------  ----------------  -----------

Miles D. Bender         100,000(1)       13%         1.625          January 4,
                                                                    1999
                        100,000(2)       13%         3.25           December 1,
                                                                    2000

Robert A. Imel           60,000(1)        8%         1.625          January 4,
                                                                    1999
                         50,000(2)        7%         3.25           December 1,
                                                                    2000

William T. Jones         60,000(1)        8%         1.625          January 4,
                                                                    1999
                         50,000(2)        7%         3.25           December 1,
                                                                    2000


(1)  These option grants became 100% exercisable on January 4, 1996.

(2) These option grants are 50% exercisable on December 1, 1996 and 100% exercisable on December 1, 1997.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES


(a)                      (b)      (c)           (d)            (e)
                                                             Value of
                                             Number of      Unexercised
                                             Unexercised    In-the-Money
                                             Options/SARs   Options/SARs
                       Shares               at FY-End (#)  at FY-End ($)
                     Acquired
                           On    Value      Exercisable/   Exercisable/
Name              Exercise(#)  Realized($)  Unexercisable  Unexercisable
- ----------------  -----------  -----------  -------------  -------------

Miles D. Bender        --           --       100,000        $325,000
                                             Exercisable    Exercisable
                                             150,000        $487,500
                                             Unexercisable  Unexercisable

Robert A. Imel       25,000       15,625     30,000         $97,500
                                             Exercisable    Exercisable
                                             80,000         $260,000
                                             Unexercisabe   Unexercisable

William T. Jones       --           --       30,000         $97,500
                                             Exercisabe     Exercisable
                                             80,000         $260,000
                                             Unexercisable  Unexercisable

     Mr. Bender and Mr. Jones did not exercise any options or SARs during the fiscal year ended December 31, 1994.

     The Company does not have a long-term incentive plan. Therefore, the table on long-term incentive plan awards is omitted from this Proxy Statement.

COMPENSATION OF DIRECTORS.

     The Company compensates non-employee Board members in the amount of $500.00 for each official Board meeting and $500.00 for each Board committee meeting unless such committee meeting is held at the time of, or in conjunction with, an official Board meeting. During the fiscal year ended December 31, 1995 the Directors received an aggregate of $6,500 in such compensation. During the fiscal year ended December 31, 1994, the Directors received an aggregate of $7,000 in such compensation.

     During 1995, the Directors received options to purchase Common Stock for services rendered to the Company. The number of options granted were as follows:
        George McCullough -- 20,000 and 30,000 at an exercise price of $1.625 and $3.25, respectively;
        Norman Miller     -- 20,000 and 30,000 at an exercise price of $1.625
                             and $3.25, respectively;
        Robert Kite       -- 20,000 and 15,000 at an exercise price of $1.625
                             and $3.25, respectively;
        George McDonald   -- 20,000 and 15,000 at an exercise price of $1.625
                             and $3.25, respectively;
        Elwood Schafer    -- 15,000 at an exercise price of $3.25;
        Robert Sinnott    -- 20,000 and 15,000 at an exercise price of $1.625
                             and $3.25, respectively.

     During 1994, the Directors received grants of restricted Class B Common Stock for services rendered to the Company. The values of the stock awarded were as follows:
Miles D. Bender - $3,871.25, George B. McCullough - $3,871.25, Norman C. Miller - $ 3,871.25, Robert H. Kite - $3,871.25, and George N. McDonald - $2,241.25.

     Mr. Norman Miller received $22,500 in 1995 for work performed for the Company. In 1994, Mr. Miller received a bonus of $5,000 for work on Company matters and effective November 11, 1994, Mr. Miller began to receive $500 for each day he works on Company matters.

     In addition, the Company pays other incidental compensation to executive officers and Directors from time to time, consisting primarily of reimbursement for travel and entertainment expenses on behalf of the Company.

STOCK OPTIONS.

     During 1992, the Company's Board of Directors and stockholders approved the Company's 1992 Stock Option Plan (the "Plan"). Awards may be granted to key employees or non-employee directors of the Company. Awards may consist of options to purchase shares of Common Stock or stock appreciation rights
(SARs) or a combination thereof. The aggregate number of shares that the Company may issue under the Plan will not, at the time of the grant, exceed an amount equal to 10% of the number of then-outstanding shares of Common Stock. Furthermore, no more than 30% of the shares of Common Stock for which awards may be granted under the Plan may be granted to the Company's directors, and no one director may be granted awards covering more than 75,000 shares of Common Stock. No more than 50% of the shares of Common Stock for which awards may be granted under the Plan may be granted to officers of the Company who are not directors, and no one officer who is not a director may be granted awards covering more than 125,000 shares. The exercise price of an option or SAR may not be less than the fair market value of Common Stock on the date of grant. Payment due to the Company upon the exercise of any option may be made in cash or in shares of Common Stock or a combination thereof. All options granted under the Plan expire no later than the tenth anniversary of the date of grant. As of April 17, 1996, options to purchase 15,000 shares of Common Stock had been granted pursuant to the Plan. The Company plans to submit a new stock option plan to its stockholders for approval at the next stockholders meeting and to terminate the 1992 Stock Option Plan at such time.

     During 1994, the Company issued an option to purchase 20,000 shares to Melissa Rutledge, the Company's Controller. The Company also issued 17,500 shares to Robert Imel, the Company's Chief Financial Officer.

     During 1995, the Company issued options to purchase 200,000 shares to Miles Bender, the Company's President, and options to purchase 110,000 shares to Robert Imel, the Company's Chief Financial Officer, options to purchase 50,000 shares to R. Thomas Fetters, the Company Senior Vice President - Offshore Operations and Exploration, options to purchase 110,000 shares of stock to William Jones, the Company's Vice President - Production and Engineering, options to purchase 35,000 shares to Melissa Rutledge, the Company's Controller and Chief Accounting Officer.

     Options to purchase 925,200 shares of Common Stock were outstanding as of April 17, 1996, at exercise prices from $.625 to $3.25. During 1995, Randall
A. Carter, General Counsel and Secretary; exercised options to purchase 15,000 shares at $.625 per share and options to purchase 7,500 shares at

$1.625 per share. During 1995, Robert A. Imel, Chief Financial Officer, exercised options to purchase 25,000 shares at $.625 per share. During January 1996, Mr. Carter exercised options to purchase 7,500 shares at $1.625 per share. During April of 1996, George N. McDonald, a Director, exercised options to purchase 20,000 shares at $.625 per share and options to purchase 20,000 shares at $1.625 per share. On March 7, 1994, Mr. Hughes (a former director) exercised an option to purchase 20,000 shares at an exercise price of $.625 per share.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     In January 1996, the Company executed employment agreements (the "Employment Agreements") with Miles D. Bender, President and Chief Executive Officer, R. Thomas Fetters, Jr., Senior Vice President-Offshore Operations and Exploration, William T. Jones, Vice President-Production and Engineering, and Melissa H. Rutledge, Controller and Chief Accounting Officer. In addition, in January 1996, the Company executed similar agreements (the "Officer Agreements") with Robert A. Imel, Chief Financial Officer and Randall A. Carter, General Counsel and Secretary.
The Employment Agreements and Officer Agreements each have a rolling three-year term (so that at any time during the term of such agreements there is a remaining term of three years, but in no event beyond the time the executive and/or officer reaches age
65); and therefore, have a term of three years from the effective date of a change in control.

     The Employment and Officer Agreements define change in control to have occurred when (i) a person, entity or group becomes the beneficial owner of a majority of the securities of the Company ordinarily having the right to vote for election of directors, (ii) during any consecutive two year period, the Directors at the beginning of the period, (together with Directors approved by a vote of 66 2/3% of such initial directors plus directors previously approved by such 66 2/3% margin) cease to constitute a majority of the Company's Board of Directors,
(iii) any sale, lease, exchange or transfer of all, or substantially all, of the Company's assets occurs or (iv) a merger or consolidation occurs with the effect that any person, entity or group, or the stockholders thereof, become the owner of securities of the surviving corporation representing a majority of the voting power of such surviving corporation for the election of directors. The Company's proposed merger with Alexander Energy Corporation is specifically excluded from the definition of change in control .

     The Employment and Officer Agreements provide for a three year employment period during which the executive and/or officer receives for each year (i) 100% of the average of the executives annual base salary at the time in question and of the executives annual base salary for each of the preceding two years (for Messrs. Imel and Carter, this clause (i) is 100% of the average of gross cash compensation for each of the last three years) and
(ii) 100% of the average of the bonuses paid to the executive and/or officer for each of the preceding three fiscal years. If the executive and/or officer is discharged without cause or resigns for "good reason" after a change in control then, in lieu of the compensation described in the preceding sentence, the executive and/or officer is entitled to a lump sum cash severance payment equal to three times the sum of (i) the executives annual base salary then in effect (or, for Messrs. Carter and Imel, the average of gross cash compensation for each of the three previous years), (ii) the average of cash bonuses for each of the three previous years and (ii) the average of fully-vested Company contributions to retirement plans for such executive and/or officer for each of the three preceding years. In addition, at such time, all options and all other retirement or pension contributions or benefits shall become fully vested and shall remain fully exercisable for 360 days.


     If the payments to an executive and/or officer, however, would result in an "excess parachute payment" as defined in
Section 280C of the Internal Revenue Code (the "Code"), then such payments will be reduced to the minimum extent necessary so that no portion of such payments constitute an excess parachute payment. If any amount paid to an executive and/or officer is determined to be subject to the excise tax imposed by Section 4999 of the Code, the Company will pay such executive and/or officer an additional cash amount so such person receives, net of such tax, the amount such person would have received without such tax.

     Pursuant to the Employment and Officer Agreements, the surviving corporation can discharge the executive and/or officer for cause only if such person has willfully breached or habitually neglected his or her duties, or has been convicted of a felony. An executive and/or officer can resign for "good reason" under the Employment and Officer Agreements if he or she is assigned less significant responsibilities after a change in control, cash compensation is reduced, the surviving corporation takes actions with the purpose or intent and effect of inducing the executive and/or officers resignation; or the surviving corporation declines to extend the term of the Employment or Officer Agreement.

     The following is substituted in lieu of Item 11 as it appears in the original of the Annual Report on Form 10-KSB for the year ended December 31, 1995.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
          ----------------------------------------------------
          MANAGEMENT
          ----------

     The following table sets forth the total number of shares of the Company's Common Stock and Preferred Stock beneficially owned by (a) each person who, to the knowledge of the Company, is the beneficial owner of 5% or more of the outstanding shares of a class of the Company's Capital Stock, (b) each of the Company's present Directors and officers and certain other parties, and (c) the Directors and officers of the Company as a group, all as reported by each such person, and as of April 17, 1996. Except as otherwise indicated, ownership of shares by the persons named below includes sole voting and investment power held by such persons.

                                   Amount
                                   and Nature
Name and Address of                of Beneficial       Percent of
Beneficial Owner                   Ownership           Class (1)
- -------------------                -------------       ----------

                                   Common Stock
                                   ------------

Richard A. Kayne                   5,230,769 (2)       30.2%
1800 Ave of Stars, Ste. 1424
Los Angeles, California  90067

Kayne, Anderson                    5,230,769 (2)       30.2%
Investment Mgmt, Inc.
1800 Ave of Stars, Ste. 1424
Los Angeles, California  90067

Miles D. Bender                    1,298,144 (3)       10.6%
4925 Greenville Ave., Ste. 1400
Dallas, Texas  75206

High River Limited Partnership     1,040,000 (4)       8.6%
90 South Bedford Road
Mount Kisco, NY 10549

George B. McCullough               391,852   (5)       3.2%
6510 Pauma Dr.
Houston, Texas  77069

Robert H. Kite                     369,455   (6)       3.0%
2722 N. 7th Street
Phoenix, Arizona  85006

Norman C. Miller                   324,860   (7)       2.7%
P. O. Box 1566
Griffin, Georgia  30224

Robert A. Imel                     165,500   (8)       1.4%
4925 Greenville Ave, Ste 1400
Dallas, TX 75206

Randall A. Carter                  164,882   (9)       1.4%
234 Columbine, Suite 240
Denver, Colorado  80206

George N. McDonald                 123,023   (10)      1.0%
3656 Macintosh Lane
Salt Lake City, Utah  84121

William T. Jones                   110,000   (11)      (17)
4925 Greenville Ave, Ste 1400
Dallas, TX  75206

Melissa H. Rutledge                30,000    (12)      (17)
4925 Greenville Ave, Ste 1400
Dallas, TX 75206

Robert V. Sinnott                  20,000    (13)      (17)
1800 Ave of Stars, Ste. 1424
Los Angeles, California  90067

Elwood W. Schafer                  2,000     (14)      (17)
7018 Blackwood Drive
Dallas, TX 75231

R. Thomas Fetters, Jr.                  0    (15)      (17)
4925 Greenville Ave, Ste 1400
Dallas, TX 75206

All Directors and Officers
  as a group (twelve people)       2,999,716 (16)      24.0%


                     Series B Preferred Stock
                     ------------------------

Richard A. Kayne                   52,500    (18)      100%
1800 Ave of Stars, Ste. 1424
Los Angeles, CA 90067

Kayne, Anderson                    52,500    (18)      100%
Investment Mgmt., Inc.
1800 Ave of Stars, Ste. 1424
Los Angeles, CA 90067

Arbco Associates L.P.              18,900    (18)      36.0%
1800 Ave of Stars, Ste. 1424
Los Angeles, CA 90067

Offense Group Associates L.P.      15,750    (18)      30.0%
1800 Ave of Stars, Ste. 1424
Los Angeles, California  90067

Kayne, Anderson Nontraditional     14,700    (18)      28.0%
Investments, L.P.
1800 Ave of Stars, Ste. 1424
Los Angeles, California  90067

Opportunity Associates L.P.        3,150     (18)      6.0%
1800 Ave of Stars, Ste. 1424
Los Angeles, California  90067

All Directors and Officers              0              0.0%
as a Group (twelve people)

                     Series C Preferred Stock
                     ------------------------

Richard A. Kayne                   40,000    (19)      100%
1800 Ave of Stars, Ste. 1424
Los Angeles, CA 90067

Kayne, Anderson                    40,000    (19)      100%
Investment Mgmt., Inc.
1800 Ave of Stars, Ste. 1424
Los Angeles, CA 90067

Arbco Associates L.P.              14,400    (19)      36.0%
1800 Ave of Stars, Ste. 1424
Los Angeles, CA 90067

Offense Group Associates L.P.      12,000    (19)      30.0%
1800 Ave of Stars, Ste. 1424
Los Angeles, California  90067

Kayne, Anderson Nontraditional     11,200    (19)      28.0%
Investments, L.P.
1800 Ave of Stars, Ste. 1424
Los Angeles, California  90067

Opportunity Associates L.P.        2,400     (19)      6.0%
1800 Ave of Stars, Ste. 1424
Los Angeles, California  90067

All Directors and Officers              0              0.0%
as a Group (twelve people)
- ---------------------------------------

(1) Based upon the 12,096,532 shares of issued and outstanding Common Stock and 52,500 shares of issued and outstanding Series B Preferred Stock and 40,000 shares of issued and outstanding Series C Preferred Stock, as of April 17, 1996; for each person or group, pursuant to Item 403 of Regulation S-B, the percentages, are calculated on the basis of the amount of outstanding securities of the particular class plus any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2) Richard A. Kayne is President, Chief Executive Officer and Director of Kayne, Anderson Investment Management, Inc. ("KAIM"), a registered investment advisor, and of Kayne, Anderson & Co. Inc. a registered broker/dealer ("KACO"). Mr. Kayne and KAIM have shared dispositive and voting power through four other entities for 52,500 shares of Series B Preferred Stock, which may be converted at any time into 3,230,769 shares of Common Stock, and 40,000 shares of Series C Preferred Stock, which may be converted at any time into 2,000,000 shares of Common Stock. The percentage ownership figure in the table assumes that all shares of Series B and Series C Preferred Stock are converted and 5,230,769 shares of Common Stock are issued, and such shares are added to the shares of Common Stock outstanding as of April 17, 1996. For additional information on the record ownership of the Series B and Series C Preferred Stock and the shares of Common Stock into which they convert, see footnote (18) below. Mr. Kayne disclaims beneficial ownership of the Series B and Series C by the four investment partnerships in excess of the amount attributable to him by nature of his direct interest as a limited or general partner and by nature of his indirect interest in KAIM's interest in the investment partnership. KAIM and L.P. disclaim beneficial ownership of the Series B and Series C held by the four investment partnerships in excess of the amount attributable to them by nature of their percentage interest in the investment partnership. Mr. Robert V. Sinnott is Senior Vice President and Senior Investment Officer of KAIM and is also a Director of the Company; Mr. Sinnott, however, does not have dispositive or voting power over the 52,500 shares of Series B Preferred Stock or the 40,000 shares of Series C Preferred Stock or the 5,230,769 shares of Common Stock into which such shares of Series B and C Preferred Stock convert.

(3) Mr. Bender's shares include the following: 1,148,144 shares held directly by Mr. Bender as of April 17, 1996 and options to purchase 150,000 shares; does not include options to purchase
100,000 shares which are not yet exercisable.

(4) High River Limited Partnership ("High River") is a Delaware limited partnership. Riverdale Investors Corp., Inc. ("Riverdale") is a Delaware corporation and is the general
partner of High River.   Mr. Carl C. Icahn is the sole
stockholder and a director of Riverdale. Riverdale's principal business address is 90 South Bedford Road, Mount Kisco, New York 10549 and Mr. Icahn's principal business address is c/o Icahn Associates Corp., 114 West 47th Street, 19th Floor, New York, New York 10036. Riverdale and Mr. Icahn, by virtue of their relationships to High River, may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) the shares which High River directly beneficially owns. Each of Riverdale and Mr. Icahn disclaims beneficial ownership of such shares for all other purposes.

(5) Includes 351,852 shares held directly by Mr. McCullough and options to purchase 40,000 shares; does not include options to purchase 30,000 shares which are not yet exercisable. The figures in the table do not include 5,405 shares owned by Mr. McCullough's sons, for which Mr. McCullough disclaims beneficial ownership. Mr. McCullough is Chairman of the Board of Directors of the Company.

(6) Robert H. Kite, a Director of the Company, is Chief
Operating Officer and 29.0% beneficial owner of KFT, Ltd. and may be deemed to be the beneficial owner of shares held by KFT, Ltd. KFT, Ltd. holds 176,297 shares and Mr. Kite holds 153,158 shares directly. The share figure in the table also includes options to purchase 40,000 shares, but does not include options to purchase 15,000 shares which are not yet exercisable.

(7) Mr. Miller owns 234,860 shares directly, and 50,000 shares through Incorp, Inc., of which Mr. Miller is owner. Includes options to purchase 40,000 shares but does not include options to purchase 30,000 shares which are not yet exercisable. Mr. Miller is a Director and Chairman of the Executive Committee of the Company.

(8) Includes 105,500 shares held directly by Mr. Imel and options to purchase 60,000 shares; does not include options to purchase 50,000 shares which are not yet exercisable. Mr. Imel is Chief Financial Officer of the Company.

(9) Includes 164,882 shares held directly by Mr. Carter; does not include options to purchase 20,000 shares which are not yet exercisable. Mr. Carter is General Counsel and Secretary of the Company.

(10) Includes 123,023 shares held directly by Mr. McDonald, does not include options to purchase 15,000 shares which are not yet exercisable. Mr. McDonald is a Director of the Company.

(11) Includes 50,000 shares held directly by Mr. Jones and options to purchase 60,000 shares; does not include options to purchase 50,000 shares which are not yet exercisable. Mr. Jones is Vice President-Production & Engineering of the Company.

(12) Includes 10,000 shares held directly by Ms. Rutledge and options to purchase 20,000 shares; does not include options to purchase 10,000 shares which are not yet exercisable. Ms. Rutledge is Controller and Chief Accounting Officer of the Company

(13) Includes options to purchase 20,000 shares held by Mr.
Sinnott; does not include options to purchase 15,000 shares which are not yet exercisable. Mr. Sinnott is a Director of the Company and is Senior Vice President and Senior Investment
Officer of KAIM. See footnote (2) above, footnotes (14), (18) and (19) below, and "Certain Relationships and Related
Transactions" below.

(14) Includes 2,000 shares held directly by Mr. Schafer;
does not include options to purchase 15,000 shares which are not yet exercisable. Mr. Schafer is a Director of the Company, and is a consultant to KAIM. See footnotes (2) and (13) above, footnotes (18) and (19) below and "Certain Relationships and Related Transactions" below.

(15) Does not include options to purchase 50,000 shares which are not yet exercisable. Mr. Fetters is Senior Vice
President-Offshore Operations and Exploration.

(16) Includes a total of 2,569,716 shares held directly or indirectly by the officers and Directors and options to purchase
430,000 shares.

(17) Less than 1%

(18) For information on Richard A. Kayne("KAIM and L.P."), see footnote (2) above. Arbco Associates L.P. has shared dispositive and voting power with Mr. Kayne and KAIM of 18,900 shares of Series B Preferred Stock ("Series B"), which converts into 1,163,077 shares of Common Stock (or 7.6% of the Company's Common Stock, assuming all of the Series B is converted). Offense Group Associates has shared dispositive and voting power with Mr. Kayne and KAIM for 15,750 shares of Series B, which converts into 969,231 shares of Common Stock (or 6.3% of the Company's Common Stock, assuming all Series B is converted). Kayne, Anderson Non-Traditional Investments has shared dispositive and voting power with Mr. Kayne and KAIM for 14,700 shares of Series B, which converts into 904,615 shares of Common Stock (or 5.9% of the Company's Common Stock, assuming all of the Series B is converted). Opportunity Associates L.P. has shared dispositive and voting power with Mr. Kayne and KAIM of 3,150 shares of Series B, which converts into 193,846 shares of Common Stock.

(19) For information on Richard A. Kayne("KAIM and L.P."), see footnote (2) above. Arbco Associates L.P. has shared dispositive and voting power with Mr. Kayne and KAIM of 14,400 shares of Series C Preferred Stock, which converts into 720,000 shares of Common Stock (or 5.1% of the Company's Common Stock, assuming all of the Series C is converted and the Series B is not converted). Offense Group Associates has shared dispositive and voting power with Mr. Kayne and KAIM for 12,000 shares of Series C, which converts into 600,000 shares of Common Stock. Kayne, Anderson Non-Traditional Investments has shared dispositive and voting power with Mr. Kayne and KAIM for 11,200 shares of Series C, which converts into 560,000 shares of Common Stock. Opportunity Associates L.P. has shared dispositive and voting power with Mr. Kayne and KAIM of 2,400 shares of Series C, which converts into 120,000 shares of Common Stock.

ABSENCE OF CHANGE IN CONTROL

    There was no change in control of the Company as a result of the Company's sales of $4,000,000 of 10 1/2% Cumulative Convertible Preferred Stock, Series C and $5,000,000 of 10%
Cumulative Convertible Preferred Stock, Series B.   The holders
of Series B and Series C Preferred Stock do not have the right to appoint a majority of the Company's Board of Directors. If and when the shares of Series B and Series C Preferred Stock are converted to Common Stock, the holders of Series B and Series C Preferred will have a significant stock holding, but not a majority of the issued and outstanding shares of Common Stock. See "Security Ownership of Certain Beneficial Owners and Management" above.

    The following is substituted in lieu of Item 12 as it appears in the original of the Annual Report on Form 10-KSB for the year ended December 31, 1995.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

    On June 15, 1995, the Company consummated the sale of $4,000,000 of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series C (the "Series C") which was privately placed with investment partnerships associated with Kayne, Anderson Investment Management, Inc. ("KAIM") of Los Angeles, California (the "Purchasers"). 40,000 shares of Series C were sold by the Company at $100.00 per share, and the Series C is convertible into shares of the Common Stock at a conversion price of $2.00 per share of Common Stock. The Purchasers own all of the Company's currently outstanding Series C. The Purchasers were Arbco Associates L.P, which purchased 14,400 shares of Series C, or 36.0% of the Series C; Offense Group Associates L.P., which purchased 12,000 shares of Series C, or 30.0% of the Series C; Kayne, Anderson Nontraditional Investments L.P., which purchased 11,200 shares of Series C or 28.0% of the Series C and Opportunity Associates L.P., which purchased 2,400 shares of Series C or 6.0% of the Series C. For more information on the Purchasers, see "Security Ownership of Certain Beneficial Owners and Management" and footnotes 2, 18 and 19 thereto.

     The shares of the Company's Common Stock which may be issued upon conversion of the Series C have been registered by the Company.

    Additionally, Elwood Schafer, a consultant to KAIM, was appointed to the Board of Directors of the Company pursuant to the Purchaser's right to appoint one member of the Company's Board of Directors. Mr. Schafer does not have dispositive or voting power over the 40,000 shares of Series C, the 52,500 shares of Series B or any shares of Common Stock into which the Series B or Series C are convertible. See footnotes 2, 18 and 19 to the table under "Security Ownership of Certain Beneficial Owners and Management".

    On June 3, 1994, the Company consummated the sale of $5,000,000 of the Company's 10% Cumulative Convertible Preferred Stock, Series B (the "Series B") which was privately placed with the Purchasers. San Jacinto Securities, Inc. of Dallas, Texas acted as agent for the placement. 50,000 shares of Series B were sold by the Company at $100.00 per share, and the Series B is convertible into shares of the Common Stock at a conversion price of $1.625 per share of Common Stock. The Purchasers own all of the Company's currently outstanding Series B. The Purchasers were Arbco Associates L.P., which purchased 18,000 shares of Series B, or 36.0% of the Series B; Offense Group Associates L.P., which purchased 15,000 shares of Series B, or 30.0% of the Series B; Kayne, Anderson Nontraditional Investments L.P., which purchased 14,000 shares of Series B, or 28.0% of the Series B and Opportunity Associates L.P., which purchased 3,000 shares of Series B, or 6.0% of the Series B. For more information on the Purchasers, see "Security Ownership of Certain Beneficial Owners and Management" and footnotes 2, 18 and 19 thereto.

    The Purchasers acquired an additional 2,500 shares of Series
B pursuant to a dividend effective December 3, 1994.  The Series
B has a 10% dividend with semi-annual payments. The next dividend date is June 3, 1996. The Company expects to pay the next dividend in cash.

    In connection with the offering, San Jacinto Securities, Inc. received a commission of $450,000 in cash. The Company also issued warrants to purchase 307,692 shares of Common Stock at a price of $1.625 per share to three designees of San Jacinto Securities (Kenneth R. Etheredge received a warrant to purchase 150,000 shares and is President, a Director and 36.0% owner of San Jacinto Securities, Inc.; Bruce E. Lazier received a warrant to purchase 150,000 shares and is employed by San Jacinto Securities, Inc. and Gloria K. Berry received a warrant to purchase 7,692 shares and is Vice President, a Director and an 8.0% owner of San Jacinto Securities, Inc.).

    The shares of the Company's Common Stock which may be issued upon conversion of the Series B and/or exercise of the Warrants described in the preceding paragraph have been registered by the Company.

    Additionally, in June 1994, Robert V. Sinnott, Senior Vice President and Senior Investment Officer of KAIM was appointed to the Board of Directors of the Company pursuant to the Purchaser's right to appoint one member of the Company's Board of Directors. Mr. Sinnott does not have dispositive or voting power over the 52,500 shares of Series B, the 40,000 shares of Series C, or any shares of Common Stock into which the Series B or Series C are convertible. See footnotes 2, 18 and 19 to the table under "Security Ownership of Certain Beneficial Owners and Management".

    If the Purchasers were to convert the Series B and Series C into Common Stock, the Purchasers would hold 5,230,769 shares of Common Stock, or 30.2% of the then outstanding shares of Common Stock (based upon 12,096,532 shares of Common Stock outstanding on April 17, 1996, plus the 5,230,769 shares from the conversion and assuming no other shares of Common Stock are issued). If the Company makes dividend payments in shares of Series B and Series C and if the Purchasers were to convert such shares of Series B and Series C into shares of Common Stock, the Purchaser's percentage ownership of Common Stock would increase.

    During the year ended December 31, 1995, the Company sold $4,618,136 of oil and gas, or 59% of the Company's total oil and gas sales, to Plains Marketing and Transportation, Inc. ("Plains"). During the year ended December 31, 1994, the Company sold $1,614,711 of oil and gas, or 51.1% of its total oil and gas sales, to Plains. Robert V. Sinnott is a Director of both the Company and Plains Resources, Inc., which is the parent company of Plains. For information on the ownership of the Company's securities by KAIM and investment partnerships associated with KAIM, see the table, and footnotes 2, 18 and 19 thereto under "Security Ownership of Certain Beneficial Owners and Management". KAIM and investment partnerships associated with KAIM, and other accounts managed by affiliates of KAIM, own on a fully diluted basis, 2,751,173 shares of Common Stock of Plains Resources, Inc., or approximately 18.6% of the issued and outstanding shares of Common Stock of Plains Resources, Inc. The Company has agreements with Plains pursuant to which Plains purchases oil produced from the major oil-producing properties which the Company operates, at West Texas Intermediate posted prices plus a small premium. If the agreements continue in 1996, sales to Plains will account for a significant percentage of the Company's total oil and gas sales in 1996.

    Effective June 9, 1995, 129,644 outstanding shares of the Company's Class B Common Stock, $.01 par value, Series 3, 4 and 5 (the "Class B") were converted into 1,296,440 shares of Common Stock pursuant to the terms of the Class B, which terms provided for ten shares of Common Stock to be exchanged for each converted share of Class B. The following number of shares of Common Stock were issued to the following executive officers and directors
pursuant to the conversion of the Class B:   Miles D. Bender,
President, Chief Executive Officer and Director - 615,570, George
B. McCullough, Chairman of the Board of Directors - 104,460, Norman C. Miller, Chairman of the Executive Committee and a Director - 104,460, Robert H. Kite, a Director - 104,460, Randall
A. Carter, General Counsel and Secretary - 93,490, George N. McDonald, a Director - 55,920, Robert A. Imel, Chief Financial Officer - 50,000, William T. Jones, Vice President - Production and Engineering - 50,000, Melissa H. Rutledge, Controller and Chief Accounting Officer - 10,000.

    Some of the shares of Class B which were converted into Common Stock had been issued to executive officers and directors effective August 15, 1994. The following executive officers and directors received the following number of shares of Class B
during August 1994:   George B. McCullough - 4,750 shares, Norman
C. Miller - 4,750 shares, Robert H. Kite - 4,750 shares, Miles D. Bender - 4,750 shares, George N. McDonald - 2,750 shares, Robert
A. Imel - 5,000 - shares, William T. Jones - 5,000 shares, Randall A. Carter - 4,000 shares, Melissa H. Rutledge - 1,000 shares.

    Pursuant to the Bligh Acquisition in December 1993, the Company acquired a 63.8% working interest in the Goldsmith Adobe Unit ("GAU") from Bligh Petroleum, Inc. ("Bligh"). In connection with the Bligh Acquisition, the Company borrowed funds from three Directors in the form of subordinated notes, and sold Common Stock to two Directors (one of which is also an officer). The Company borrowed the following amounts from the following Directors of the Company: $100,000 - George B. McCullough; $80,000 - KFT Ltd., which is 29.0% owned by Robert H. Kite; and $50,000 - Norman C. Miller. The Company issued subordinated notes to reflect these borrowings. In April 1994, KFT Ltd. converted $30,000 in principal amount of its subordinated note into 48,000 shares of Common Stock. In June 1994, KFT Ltd. converted an additional $38,750 of its subordinated note into 62,000 shares of Common Stock, Mr. McCullough converted $62,500 of his subordinated note into 100,000 shares of Common Stock and the remaining $37,500 was paid in cash. Also in June 1994, Mr. Miller converted the full $50,000 principal amount of his subordinated note into 80,000 shares of Common Stock. In July 1994, the remaining $11,250 owed to KFT, Ltd. was paid in cash.

    In addition, in connection with the Bligh Acquisition, the Company issued 792,000 shares of Common Stock at a purchase price of $.625 per share. Robert H. Kite, Director, bought 32,000 shares, for a total purchase price of $20,000. Miles D. Bender, President and Chief Executive Officer of the Company and a Director, subscribed for 200,000 shares, for a total purchase price of $125,000, and completed his transaction in April 1994.

    The following is substituted in lieu of Item 13(a)(1) as it appears in the original of the Annual Report on Form 10-KSB for the year ended December 31, 1995.

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATIONAL ENERGY GROUP, INC.
                                        (Registrant)



                              By:  /s/  Miles D. Bender
                              _______________________________
                                   Miles D. Bender
                                   President and
                                   Chief Executive Officer

DATE:     April 29, 1996

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
                                                   ============    ==========

                   See accompanying notes.

                 National Energy Group, Inc.

                  Statements of Cash Flows


                                                     Year ended December 31,
                                                         1995        1994
                                                   ------------    ----------

Operating Activities
Net loss                                           $   (225,969)   $ (611,286)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation, depletion and amortization            3,149,464     1,029,986
  Amortization of loan costs                             21,060        19,114
  Amortization of deferred compensation                  39,809        41,694
  Extraordinary loss on early extinguishment
   of debt                                              431,762       121,917
  Common stock and warrants issued for services         104,614        64,290
  Changes in operating assets and liabilities:
   Accounts receivable                                 (784,668)     (217,192)
   Accounts receivable from related parties              23,999             -
   Other current assets                                (108,615)     (101,530)
   Accounts payable and accrued liabilities             425,626        26,299
                                                   ------------    ----------
Net cash provided by operating activities             3,077,082       373,292
                                                   ------------    ----------

Investing Activities
Purchases of marketable securities                   (2,917,659)   (1,081,041)
Proceeds from sale of marketable securities           1,891,308        35,176
Proceeds from broker margin                             978,656             -
Purchases of furniture, fixtures, and equipment         (42,950)      (48,632)
Oil and gas acquisition, exploration, and
 development expenditures                           (16,912,919)   (2,849,508)
Proceeds from sales of oil and gas properties            69,306        90,500
Purchases of long-term assets and other                 (11,963)       41,471
                                                   ------------    ----------
Net cash used in investing activities               (16,946,221)   (3,812,034)
                                                   ------------    ----------

Financing Activities
Proceeds from issuance of long-term debt, net        17,514,077     5,691,366
Proceeds from issuance of note payable                3,000,000             -
Repayments of long-term debt                         (6,875,000)   (4,200,000)
Repayments of other long-term liabilities                     -       (77,571)
Proceeds from exercise of stock options & warrants      467,987        35,938
Proceeds from issuance of Series B Preferred
 Stock, net                                                   -     4,436,372
Proceeds from issuance of Series C Preferred
 Stock, net                                           3,980,343             -
Preferred stock dividends                              (735,000)      (14,705)
Payments for redemption of fractional shares               (714)         (477)
                                                   ------------    ----------
Net cash provided by financing activities            17,351,693     5,870,923
                                                   ------------    ----------

Increase in cash and cash equivalents                 3,482,554     2,432,181
Cash and cash equivalents at beginning of period      2,593,645       161,464
                                                   ------------    ----------
Cash and cash equivalents at end of period         $  6,076,199     2,593,645
                                                   ============    ==========

Supplemental Cash Flow Information
Interest paid in cash                              $    983,075    $  457,949
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

                                           Pro Forma
                                     Year ended December 31
                                          (Unaudited)
                                       1995         1994
                                    ----------   ----------
Revenues                            $9,253,803   $5,051,222
                                    ==========   ==========

Loss before extraordinary item      $      (73)  $ (573,522)
                                    ==========   ==========
Loss before extraordinary item
  per common share                    $(.06)       $(.06)
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

                National Energy Group, Inc.

8. Crude Oil and Natural Gas Producing Activities (continued)

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
                                       ============  ============

                National Energy Group, Inc.

9. Supplementary Crude Oil and Natural Gas Reserve
 Information (Unaudited) (continued)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                       Year ended December 31
                                         1995         1994
                                      -----------  -----------
Sales and transfers of crude oil and
 natural gas produced, net of
 production costs                      (5,710,325) (1,775,145)
Net changes in prices and production
 costs                                 14,654,096  14,785,630
Changes in estimated future
 development costs                     (3,291,037)  1,738,982
Development costs incurred during the
 period and changes in estimated
 future development costs             (11,886,400)   (119,443)
                                      -----------  -----------
Purchases of reserves in place         15,455,400   3,414,926
Sales of reserves in place                (97,210)    (30,585)
Extensions and discoveries, less
 related costs                                  -   4,605,206
Revisions of previous quantity
 estimates                             (8,871,208) (1,985,978)
Accretion of discount                   2,744,504   1,439,950
Net change in income taxes              5,564,560  (6,952,217)
Changes in production rates (timing)
 and other                               (565,819) (4,221,647)
                                      -----------  -----------

Net change                            $11,287,598  $9,160,697
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