Form 10KSB/A
period 1995-12-31
NATIONAL ENERGY GROUP INC
filed 1996-05-02
CIK 870756

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                              FORM 10-KSB/A NO. 2



                  FILED PURSUANT TO SECTION 12, 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                          Date of Report:  May 2, 1996

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

     ROBERT A. IMEL. Effective September 8, 1993, Mr. Imel was appointed Chief Financial Officer of the Company. From March 1991 to August 1993, Mr. Imel was President and Chief Financial Officer of Murexco Petroleum, Inc., Dallas, Texas. In May, 1992 Murexco Petroleum, Inc. filed a voluntary bankruptcy petition and is currently in bankruptcy court. In addition, from March 1988 to February 1991, Mr. Imel served as Vice President and Chief Financial Officer of Phoenix Operating Company in Dallas. From September 1984 until February 1988, Mr. Imel was Vice President and Chief Financial Officer of Murexco Petroleum, Inc. and from February 1983 to August 1984 he was Controller of Atlas Energy Corporation in Dallas. He was Senior Accountant with Peat, Marwick, Mitchell & Co. in Dallas from June 1980 until January 1983. Mr. Imel received his B.S. degree in Accounting and Finance from Oklahoma State University and is currently licensed as a CPA in the State of Texas.

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


                                              SUMMARY COMPENSATION TABLE

                                                                Long Term Compensation
                                                --------------------------------------------------
       Annual Compensation                                 Awards     Payouts
(a)                  (b)     (c)        (d)      (e)         (f)        (g)      (h)       (i)

                                                Other
Name                                            Annual   Restricted                      All Other
and                                             Compen-    Stock                 LTIP     Compen-
Principal                                       sation    Award(s)   Options/   Payouts   sation
Position             Year  Salary($)  Bonus($)    ($)       ($)       SARs(#)      $         $
- ---------            ----  ---------  --------  -------  ----------  ---------  -------  ---------

Miles D. Bender      1995  181,250    50,000      --        --         200,000     --       78,971(3)
President &          1994  139,583    15,000      --       3,871(2)      --        --         --
Chief Executive      1993  123,456      --        --        --           --        --         --
Officer

Robert A. Imel       1995  101,670    10,000      --      13,000(2)   110,000      --         --
Chief Financial      1994   86,292       --       --      21,575(2)      --        --         --
Officer(1)           1993   45,319       --       --        --           --        --         --

William T. Jones     1995   99,000    10,000      --        --        110,000      --         --
Vice President,
Production &
Engineering


(1) Mr. Imel is currently employed by the Company on a contract basis. Mr. Imel began working with the Company in September 1993.

(2) At December 31, 1995, Mr. Bender held 247,500 shares of restricted Class A Common Stock, with a value of $804,375; and at December 31, 1995, Mr. Imel held 80,500 shares of restricted Class A Common Stock, with a value of $261,625, and at December 31, 1995, Mr. Jones held 50,000 shares of restricted Class A Common Stock, with a value of $162,500.

(3) During 1995, the Board of Directors approved payment of $78,971 to Mr. Bender for services rendered without pay in prior years and for reimbursement of certain other expenses.

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
                                                                    2000


(1)  These option grants became 100% exercisable on January 4, 1996.

(2) These option grants are 50% exercisable on December 1, 1996 and 100% exercisable on December 1, 1997.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES


(a)                      (b)      (c)           (d)            (e)
                                                             Value of
                                             Number of      Unexercised
                                             Unexercised    In-the-Money
                                             Options/SARs   Options/SARs
                       Shares               at FY-End (#)  at FY-End ($)
                     Acquired
                           On    Value      Exercisable/   Exercisable/
Name              Exercise(#)  Realized($)  Unexercisable  Unexercisable
- ----------------  -----------  -----------  -------------  -------------

Miles D. Bender        --           --       100,000        $212,500
                                             Exercisable    Exercisable
                                             150,000        $81,250
                                             Unexercisable  Unexercisable

Robert A. Imel       25,000       60,938     30,000         $48,750
                                             Exercisable    Exercisable
                                             80,000         $48,750
                                             Unexercisabe   Unexercisable

William T. Jones       --           --       30,000         $48,750
                                             Exercisabe     Exercisable
                                             80,000         $48,750
                                             Unexercisable  Unexercisable

     Mr. Bender and Mr. Jones did not exercise any options or SARs during the fiscal year ended December 31, 1995.

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

     During 1995, the Directors received options to purchase Common Stock for services rendered to the Company. The number of options granted were as follows: Miles D. Bender -- 100,000 and 100,000 at an exercise price of $1.625 and $2.875, respectively; George McCullough -- 20,000 and 30,000 at an exercise price of $1.625 and $3.25, respectively; Norman Miller -- 20,000 and 30,000 at an exercise price of $1.625 and $3.25, respectively; Robert Kite -- 20,000 and 15,000 at an exercise price of $1.625 and $3.25, respectively; George McDonald -- 20,000 and 15,000 at an exercise price of $1.625 and $3.25, respectively; Elwood Schafer -- 15,000 at an exercise price of $3.25; and Robert Sinnott -- 20,000 and 15,000 at an exercise price of $1.625 and $3.25, respectively.

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

     During 1995, the Company issued options to purchase 200,000 shares to Miles Bender, the Company's President and Chief Executive Officer, and options to purchase 110,000 shares to Robert Imel, the Company's Chief Financial Officer, options to purchase 50,000 shares to R. Thomas Fetters, the Company's Senior Vice President - Offshore Operations and Exploration, options to purchase 110,000 shares of stock to William Jones, the Company's Vice President - Production and Engineering, options to purchase 35,000 shares to Randall Carter, the Company's Secretary and Counsel, and options to purchase 10,000 shares to Melissa Rutledge, the Company's Controller and Chief Accounting Officer.

     Options to purchase 885,000 shares of Common Stock were outstanding as of April 17, 1996, at exercise prices from $.625 to $3.25. During 1995, Randall
A. Carter, General Counsel and Secretary, exercised options to purchase 15,000 shares at $.625 per share and options to purchase 7,500 shares at

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

     The Employment and Officer Agreements define "change in control" to have occurred when (i) a person, entity or group becomes the beneficial owner of a majority of the securities of the Company ordinarily having the right to vote for election of directors, (ii) during any consecutive two year period, the Directors at the beginning of the period, (together with Directors approved by a vote of 66 2/3% of such initial directors plus directors previously approved by such 66 2/3% margin) cease to constitute a majority of the Company's Board of Directors,
(iii) any sale, lease, exchange or transfer of all, or substantially all, of the Company's assets occurs or (iv) a merger or consolidation occurs with the effect that any person, entity or group, or the stockholders thereof, become the owner of securities of the surviving corporation representing a majority of the voting power of such surviving corporation for the election of directors. The Company's proposed merger with Alexander Energy Corporation is specifically excluded from the definition of change in control .

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


     If the payments to an executive and/or officer, however, would result in an "excess parachute payment" as defined in
Section 280G of the Internal Revenue Code (the "Code"), then such payments will be reduced to the minimum extent necessary so that no portion of such payments constitute an excess parachute payment. If any amount paid to an executive and/or officer is determined to be subject to the excise tax imposed by Section 4999 of the Code, the Company will pay such executive and/or officer an additional cash amount so such person receives, net of such tax, the amount such person would have received without such tax.

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

(2) Richard A. Kayne is President, Chief Executive Officer and Director of Kayne, Anderson Investment Management, Inc. ("KAIM"), a registered investment advisor, and of Kayne, Anderson & Co. Inc. a registered broker/dealer ("KACO"). KAIM is the general partner of KAIM Non-Traditional L.P. ("LP") which is the general partner of and investment adviser to the four investment partnerships referred to in this footnote. Mr. Kayne is also a limited partner in each investment partnership and a general partner of one of them. Mr.
Kayne
and KAIM have shared dispositive and voting power through four investment partnerships for 52,500 shares of Series B Preferred Stock, which may be converted at any time into 3,230,769 shares of Common Stock, and 40,000 shares of Series C Preferred Stock, which may be converted at any time into 2,000,000 shares of Common Stock. The percentage ownership figure in the table assumes that all shares of Series B and Series C Preferred Stock are converted and 5,230,769 shares of Common Stock are issued, and such shares are added to the shares of Common Stock outstanding as of April 17, 1996. For additional information on the record ownership of the Series B and Series C Preferred Stock and the shares of Common Stock into which they convert, see footnote (18) below. Mr. Kayne disclaims beneficial ownership of the Series B and Series C by the four investment partnerships in excess of the amount attributable to him by virtue of his direct interest as a limited or general partner and by virtue of his indirect interest in KAIM's interest in the investment partnerships. KAIM and L.P. disclaim beneficial ownership of the Series B and Series C held by the four investment partnerships in excess of the amount attributable to them by virtue of their percentage interest in the investment partnerships. Mr. Robert V. Sinnott is Senior Vice President and Senior Investment Officer of
KAIM and is also a Director of the Company; Mr. Sinnott, however, does not have dispositive or voting power over the 52,500 shares of Series B Preferred Stock or the 40,000 shares of Series C
Preferred Stock or the 5,230,769 shares of Common Stock into which such shares of Series B and C Preferred Stock convert.

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

(17) Less than 1%

(18) For information on Richard A. Kayne, KAIM and L.P., see footnote (2) above. Arbco Associates L.P. has shared dispositive and voting power with Mr. Kayne and KAIM of 18,900 shares of Series B Preferred Stock ("Series B"), which converts into 1,163,077 shares of Common Stock (or 7.6% of the Company's Common Stock, assuming all of the Series B is converted). Offense Group Associates has shared dispositive and voting power with Mr. Kayne and KAIM for 15,750 shares of Series B, which converts into 969,231 shares of Common Stock (or 6.3% of the Company's Common Stock, assuming all Series B is converted). Kayne, Anderson Non-Traditional Investments has shared dispositive and voting power with Mr. Kayne and KAIM for 14,700 shares of Series B, which converts into 904,615 shares of Common Stock (or 5.9% of the Company's Common Stock, assuming all of the Series B is converted). Opportunity Associates L.P. has shared dispositive and voting power with Mr. Kayne and KAIM of 3,150 shares of Series B, which converts into 193,846 shares of Common Stock.

(19) For information on Richard A. Kayne, KAIM and L.P., see footnote (2) above. Arbco Associates L.P. has shared dispositive and voting power with Mr. Kayne and KAIM of 14,400 shares of Series C Preferred Stock, which converts into 720,000 shares of Common Stock (or 5.1% of the Company's Common Stock, assuming all of the Series C is converted and the Series B is not converted). Offense Group Associates has shared dispositive and voting power with Mr. Kayne and KAIM for 12,000 shares of Series C, which converts into 600,000 shares of Common Stock. Kayne, Anderson Non-Traditional Investments has shared dispositive and voting power with Mr. Kayne and KAIM for 11,200 shares of Series C, which converts into 560,000 shares of Common Stock. Opportunity Associates L.P. has shared dispositive and voting power with Mr. Kayne and KAIM of 2,400 shares of Series C, which converts into 120,000 shares of Common Stock.

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
                                         =========  =========

At December 31, 1995, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $2,424,000, which expire beginning in the year 2003. As a result of an asset acquisition in April 1992, utilization of $1,447,000 of the net operating loss carryforward for income tax purposes is restricted to approximately $160,000 per year because of a change in ownership, as defined by the Tax Reform Act of 1986.

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

Subsequent to December 31, 1995 and as of March 25, 1996, the Company has entered into additional swap agreements to fix selling prices for natural gas at a weighted average NYMEX price of $2.19 per Mcf for 1,300,000 Mcf of natural gas to be produced during 1996. In addition, the Company entered into a basis swap agreement with a basis differential of $.205 covering 900,000 Mcf of natural gas to be produced during 1996.

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
                                       ============  ============

                National Energy Group, Inc.

9. Supplementary Crude Oil and Natural Gas Reserve
 Information (Unaudited) (continued)

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                       Year ended December 31
                                         1995         1994
                                      -----------  -----------
Sales and transfers of crude oil and
 natural gas produced, net of
 production costs                      (5,710,325) (1,775,145)
Net changes in prices and production
 costs                                 14,654,096  14,785,630
Development costs incurred during the
 period and changes in estimated
 future development costs             (11,886,400)   (119,443)
Purchases of reserves in place         15,455,400   3,414,926
Sales of reserves in place                (97,210)    (30,585)
Extensions and discoveries, less
 related costs                                  -   4,605,206
Revisions of previous quantity
 estimates                             (8,871,208) (1,985,978)
Accretion of discount                   2,744,504   1,439,950
Net change in income taxes              5,564,560  (6,952,217)
Changes in production rates (timing)
 and other                               (565,819) (4,221,647)
                                      -----------  -----------

Net change                            $11,287,598  $9,160,697
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

The following is substituted in lieu of Exhibit 23.1 as it appears in the original of the Annual Report on Form 10-KSB for the year ended December 31, 1995.



                                                            Exhibit 23.1
                                                            ------------


               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-3 Nos. 33-81172, 33-88008, and 33-62851) and related Prospectuses of our report dated March 27, 1996, with respect to the financial statements of National Energy Group, Inc. for the year ended December 31, 1995, filed with the Securities and Exchange Commission.




                                            ERNST & YOUNG LLP




Dallas, Texas
May 2, 1996

                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.

                              NATIONAL ENERGY GROUP, INC.
                                        (Registrant)



                              By:  /s/  Miles D. Bender
                              _______________________________
                                   Miles D. Bender
                                   President and
                                   Chief Executive Officer

DATE:     May 2, 1996