Form 10QSB
period 1995-09-30
NATIONAL ENERGY GROUP INC
filed 1996-05-15
CIK 870756

- -----------------------------------------------------------------

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                           FORM 10-QSB

        (Mark one)
    [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996

                                OR

    [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT
        For the transition period from ------- to -------

                   Commission File No. 0-19136


                   NATIONAL ENERGY GROUP, INC.
(Exact name of small business issuer as specified in its charter)


                   Delaware                    58-1922764
(State or other jurisdiction(IRS Employer Identification No.)
                of incorporation or organization)

                     1400 One Energy Square
                     4925 Greenville Avenue
                     Dallas,  Texas  75206
            (Address of principal executive offices)

                         (214) 692-9211
                  (Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   XX     No
                                               ------     ------

           Outstanding shares of the issuer's class of Common Stock as of May 9, 1996:

Class A Common Stock ($0.01 par value)         12,096,532  shares






- -----------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                   NATIONAL ENERGY GROUP, INC.

                              INDEX



PART I.   Financial Information                         Page No.
                                                      --------

Item 1.   Financial Statements

     Balance Sheets -
       March 31, 1996 and December 31, 1995. . . . . . . . . .3
     Statements of Operations -
       Three months ended March 31, 1996 and 1995  . . . . . .5
     Statements of Cash Flows
       Three months ended March 31, 1996 and 1995. . . . . . .6
     Statement of Stockholders' Equity -
       Three months ended March 31, 1996 . . . . . . . . . . .7
     Notes to Financial Statements . . . . . . . . . . . . . .9


  Item 2. Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . .12

PART II.  Other Information

  Item 5. Other Information  . . . . . . . . . . . . . . . . .16

  Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .16

                    National Energy Group, Inc.
                          Balance Sheets







                         March 31, 1996         December 31, 1995
                         ----------------------------------------

Assets

Current assets:

   Cash and cash equivalents       $1,005,118          $6,076,199
   Marketable securities            1,472,550           1,824,724
   Accounts receivable -
   oil and gas sales                1,366,081           1,407,349
   Accounts receivable -
   joint interest and other           414,011             262,619
   Other                            1,042,070             335,751
                         ----------------------------------------
Total current assets                5,299,830           9,906,642







Property and equipment:

   Oil and gas properties,
   full cost method
    [including $2,020,773
    (1996) and $707,913
    (1995) not subject to
    depletion, depreciation
    and amortization]              44,054,703          38,201,307
   Pipeline                           481,108                  --
   Furniture, fixtures and
   equipment                          381,345             372,395
                         ----------------------------------------
                                   44,917,156          38,573,702


   Accumulated depreciation,
   depletion and amortization       7,246,890           5,602,571
                              -----------------------------------
Net property and equipment         37,670,266          32,971,131

Other Assets                          615,354             613,593
                         ----------------------------------------
Total Assets                  $43,585,450             $43,491,366

                         ========================================

                     See accompanying notes.

                   National Energy Group, Inc.

                          Balance Sheets




                         March 31, 1996         December 31, 1995
                         ----------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable - trade        $3,243,666          $3,630,603
   Accounts payable - revenue
   and other                        1,028,860             984,299
   Accounts payable - broker
   margin                             763,851             978,656


   Accrued interest                   246,471             128,938
   Note payable and current
   portion of long-term debt        4,709,000           6,500,000
                         ----------------------------------------
Total current liabilities           9,991,848          12,222,496

Long-term debt, less current
   portion                         14,779,000          13,475,000
Other long-term liabilities            18,052              19,303

Stockholders' equity:
   Convertible preferred stock,
   $1.00 par:
     Authorized shares -
     1,000,000
       Series B:
         Authorized shares -
         100,000
         Issued shares - 52,500
         Aggregate liquidation
         preference - $5,250,000       52,500              52,500
       Series C:
         Authorized shares -
         80,000
         Issued shares - 40,000
         Aggregate liquidation
         preference - $4,000,000       40,000              40,000


       Class A common stock $.01
       par value:
         Authorized shares -
         50,000,000
         Issued shares -
         12,056,532
         and 11,880,125 at March
         31, 1996 and December 31,
         1995 respectively            120,565             118,801


   Additional paid-in capital      22,037,359          21,485,224
   Unrealized loss on
   available-for-sale securities,
   net                               (212,699)          (247,492)

   Deficit                         (3,241,175)        (3,674,466)
                         ----------------------------------------

Total stockholders' equity         18,796,550          17,774,567
                         ----------------------------------------
Total liabilities and
stockholders'equity               $43,585,450         $43,491,366
                         ========================================

                     See accompanying notes.

                        National Energy Group, Inc.

                         Statements of Operations
                   For the Three Months Ended March 31,



                              1996                     1995
                         ----------------------------------------

Revenue:
   Oil and gas sales          $3,795,203               $1,090,748

Costs and expenses:
   Lease operating               607,064                  296,359
   Oil and gas production
   taxes                         187,786                   61,156
   Depreciation, depletion
   and amortization            1,650,654                  333,508
General and administrative       455,355                  236,671
                         ----------------------------------------
                               2,900,859                  927,694
                         ----------------------------------------
Operating income                 894,344                  163,054

Interest expense                (475,821)               (154,125)
Interest income and other         22,872                   30,653
Gain (loss) on sale of
marketable securities             (8,104)                  65,404
                         ----------------------------------------

Income before income taxes       433,291                  104,986
Provision for income taxes            --                       --
                         ----------------------------------------
Net income                 $     433,291            $     104,986
                         ========================================
Income per common share            $0.02                    $0.00
                         ========================================
Weighted average number
of common and common
equivalent shares
outstanding                   12,043,247                9,267,536
                         ========================================



                          See accompanying notes.

                       National Energy Group, Inc.

                        Statements of Cash Flows
                  For the Three Months Ended March 31,


                              1996                     1995
                         ----------------------------------------
Operating activities:
  Net income                   $433,291                  $104,986
  Adjustments to reconcile
  net income to net
  cash provided by
  operating activities:
    Depreciation, depletion
    and amortization           1,650,654                  333,508
    Amortization of loan
    costs                         21,060                    9,968
    Amortization of deferred
    compensation                   8,751                   10,501
    Warrants issued for
    services                       3,333                       --
    Restricted stock grants        3,999                       --
    Changes in operating
    assets and liabilities:
      Accounts receivable       (110,124)               (130,721)
      Other current assets      (710,318)                (31,263)
      Accounts payable and
      accrued liabilities       (440,899)                (38,693)
                         ----------------------------------------
Net cash provided by
operating activities             859,747                  258,286

Investing activities:
  Oil and gas acquisition,
   exploration, and
   development expenditures   (5,399,368)             (1,539,277)
  Purchase of pipeline          (481,108)                     --
  Purchases of furniture,
   fixtures and equipment         (8,950)                (11,029)
  Proceeds from sales of
   oil and gas properties             --                   69,306
  Purchase of marketable
   securities                     (9,008)             (1,095,010)
  Sales of marketable
   securities                    395,975                  631,668
   Other                           1,065                 (11,089)
                         ----------------------------------------
Net cash used in
 investing activities         (5,501,394)             (1,955,431)

Financing activities:
  Proceeds from exercise
   of stock options
   and warrants                   57,769                      --
  Payments for redemption
   of fractional shares             (203)                   (164)
  Repayments of long-term
   debt                       (3,737,000)                      --
  Proceeds from issuance
   of long-term debt, net      3,250,000                       --
                         ----------------------------------------

Net cash used by financing
 activities                     (429,434)                   (164)

Decrease in cash and cash
 equivalents                  (5,071,081)             (1,697,309)
Cash and cash equivalents
 at beginning of period        6,076,199                2,593,645
                         ----------------------------------------
Cash and cash equivalents
 at end of period             $1,005,118                 $896,336
                         ========================================

Supplemental cash flow
 information:
  Interest paid in cash         $358,288                 $160,564
                         ========================================

                        National Energy Group, Inc.

               Statement of Changes in Stockholders' Equity
                     Three months ended March 31, 1996



                            Series B                      Series C
                         Preferred Stock               Preferred Stock
                    ----------------------------------------------------
                       Shares     Amount             Shares       Amount
                    ----------------------------------------------------

Balance at
December 31, 1995      52,500     $52,500            40,000      $40,000

Common stock issued
 upon exercise of
 options and warrants     --           --               --           --
Warrants issued for
 services                 --           --               --           --
Common stock issued to
 acquire interests
 in oil and gas
 properties               --           --               --           --
Unrealized loss on
 marketable securities    --           --               --           --
Net income                --           --               --           --
                     ----------------------------------------------------
Balance at
 March 31, 1996        52,500     $52,500            40,000      $40,000
                     ====================================================

                                    Unrealized
                                   Gain (loss)on
  Class A            Additional     Available-                 Total
 Common Stock         Paid -in       for-sale               Stockholders'
- --------------------
Shares        Amount     Capital    Securities     Deficit     Equity
- -------------------------------------------------------------------------
 11,880,125   $118,801  $21,485,224  $(247,492) $(3,674,466)  $17,774,567


     35,550        355       57,414         --           --        57,769

         --         --        3,333         --           --         3,333


     140,857     1,409      491,388         --           --       492,797
          --        --           --     34,793           --        34,793
          --        --           --         --      433,291       433,291
- -------------------------------------------------------------------------
  12,056,532  $120,565  $22,037,359  $(212,699) $(3,241,175)  $18,796,550
=========================================================================


                          See accompanying notes.

                   National Energy Group, Inc.

                  Notes to Financial Statements
                     March 31, 1996 and 1995

1.   Basis of Presentation

  In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of National Energy Group, Inc. (the "Company") as of March 31, 1996, the related results of operations for the three month periods ended March 31, 1996 and 1995 and cash flows for the three month periods ended March 31, 1996 and 1995.

  The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

  The Company has capitalized internal costs of $33,400 and $27,150 for the three months ended March 31, 1996 and 1995. These capitalized internal costs are costs that can be directly identified with acquisition, exploration and development activities.

  Fees from overhead charges billed to working interest owners of $53,214 and $32,340 for the three months ended March 31, 1996 and 1995, respectively, have been classified as a reduction of general and administrative expenses in the accompanying statements of operations.

  Certain previously reported amounts have been reclassified to conform with the 1996 presentation.

  The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

  Primary earnings (loss) per common and common equivalent share data is computed by dividing net income (loss) adjusted for preferred stock dividend requirements of $236,250 and $131,250 for the three months ended March 31, 1996 and 1995, respectively, by the weighted average number of common and common equivalent shares outstanding during each period. Shares issuable upon exercise of options and warrants are included in the computation of earnings per common and common equivalent share to the extent they are dilutive. Fully diluted earnings (loss) per share computations also assume conversion of the Company's preferred stock if such conversion has a dilutive effect. Fully diluted earnings (loss) per share is not shown because it would not be significantly different from the amounts shown or would be antidilutive.

  For the three months ended March 31, 1995, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, the loss per share calculations for such period are based on the weighted average number of common shares outstanding during each period.

2.   Acquisition of Oil and Gas Properties

  In April 1995, the Company completed the acquisition of a producing oil and gas property in Mustang Island in offshore Nueces County, Texas ("Mustang Island") from Sierra Mineral Development, L.C. and LLOG Production Company (the Company assumed Sierra Mineral Development, L.C.'s contractual rights and obligations with LLOG). Consideration for Mustang Island consisted of $900,000, in cash and 352,000 shares of Common Stock.

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

  In January 1996, the Company completed the acquisition of oil and gas properties in offshore Nueces County, Texas, adjacent to the Company's Mustang Island property, from C/A Limited, Chartex Petroleum Company and Petrotex Engineering Company (the "CA Acquisition"). The acquisition includes interests in five wells, a pipeline and separation facility related to Mustang Island.
The consideration for this acquisition consisted of 140,857 shares of the Company's Common Stock and $675,000 in cash.

  In February 1996, the Company completed the acquisition of two oil and gas wells on one offshore block, interests in five other offshore blocks, and a related production platform and equipment in offshore Nueces County, Texas, adjacent to the Company's Mustang Island property, from UMC Petroleum Corporation (the "UMC Acquisition"). The Company paid UMC Petroleum Corporation $1,500,000 in cash.

  In April 1996, the Company won exploration rights on 16 offshore tracts (covering 7,765 acres) in the Mustang Island area in offshore Nueces County, Texas through successful bids with the State of Texas (the "Offshore Lease Acquisition"). The Company paid $1,437,302 in cash for these rights.

3.   Note Payable and Long-Term Debt

  In June 1995, the Company consummated a $33,000,000 reducing revolving line of credit facility (the "Facility") with Bank One. The initial advance under the Facility of $12,500,000 was used to pay off the Company's credit facility with Texas Gas Fund I, to purchase Oak Hill and the Enron Properties (Note 2), and for closing fees. Subsequent advances have been used for development of the Goldsmith Adobe Unit ("GAU"), other acquisitions of oil and gas properties, and exploration activities.

  The Facility consists of a Revolving Note of up to $30,000,000, subject to a borrowing base, and an Advance Note of up to $3,000,000 (primarily for the development of GAU). Interest on the Revolving Note is at a rate of prime plus 1% (subject to reduction in certain circumstances) or LIBOR plus 3.75% (subject to reduction in certain circumstances), at the Company's option. Interest on the Advance Note is at a rate of prime plus 4%. Payments of interest and principal are made monthly. The Facility is secured by all of the Company's principal oil and gas properties and related equipment, oil and gas inventory, and related receivables. Prepayments are allowed at any time. At March 31, 1996, the Company had $16,488,000 outstanding under the Revolving Note and $3,000,000 outstanding under the Advance Note.

  The Revolving Note has a maturity date of June 30, 1999. In April 1996, a new Advance Note of up to $3,000,000 was issued to the Company with a maturity date of March 31, 1997. The Advance
Note is to be used for specific development of the GAU and Oak Hill. The Company's ability to borrow under the Revolving Note is dependent upon the reserve value of its oil and gas properties. At December 31, 1995, the borrowing base was $17,000,000 and in April 1996, the borrowing base was increased to $21,500,000. The borrowing base is subject to adjustment quarterly based on the reserve value. Bank One has substantial discretion in determining the reserve value and borrowing base. In addition, the borrowing base is reduced monthly by an amount redetermined semiannually by Bank One. The amount of such required reduction was $175,000 per month for the period July 31, 1995 through January 31, 1996. Effective February 1, 1996 the amount of the monthly reduction was adjusted to $256,000, and effective May 1, 1996 the amount of the monthly reduction was further adjusted to $315,000. If the amount outstanding under the Revolving Note exceeds the borrowing base, the Company is required to repay such excess.

  The Facility contains restrictive and affirmative covenants, and maintenance of required financial ratios. In addition, the Company cannot pay any dividends on or redeem common stock. However, cash dividends on and redemptions of preferred stock are allowed, so long as no event of default, as defined, has occurred and is continuing or would occur as a result of such payment. At March 31, 1996, the Company was not in violation of any covenants of the Facility.

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.


                      Results of Operations

  The following table sets forth certain information regarding the production volumes, oil and gas sales, average sales prices, average lease operating expenses and general and administrative expenses associated with the Company's oil and gas sales for the periods indicated.




                                 Three months ended March 31,
                                 ---------------------------

                                    1996            1995
                                 -----------    ------------

Net Production:
- ---------------
   Oil (Bbls)                       110,541         41,284
   Gas (Mcf)                        833,490        174,152
                                 -----------    ------------
   BOE                              249,456         70,309
                                 -----------    ------------

Oil and Gas Sales:
- ------------------
   Oil                           $2,070,746        710,058
   Gas                            1,724,457        380,690
                                 -----------    ------------
                                 $3,795,203     $1,090,748
                                 -----------    ------------
Average Sales Price:
- --------------------
   Oil (Bbls)                        $18.73         $17.20
   Gas (Mcf)                         $ 2.07         $ 2.19



Average Lease
- -------------
 Operating Expenses:
 -------------------
   Per BOE                           $ 2.43         $ 4.22


General and Administrative
- --------------------------
 Expenses:
 ---------
   Per BOE                           $ 1.83         $ 3.37

Three months ended March 31, 1996 compared with three months
- ------------------------------------------------------------
ended March 31, 1995
- --------------------

Revenues:

  Total revenues increased by $2,704,455 (247.9%) to $3,795,203 for 1996 from $1,090,748 for 1995. The increase in revenues is due to the increase in production from the development of the GAU, acquisitions completed during 1995 and the UMC Acquisition and the CA Acquisition completed during the first quarter of 1996. Also, in 1996, the Company recognized $112,875 in hedging gains from commodity swap agreements (see "Changes in Prices and Inflation" below).

Costs and Expenses:

  Total costs and expenses increased $1,973,165 (212.7%) to $2,900,859 for 1996 from $927,694 for 1995. Lease operating expenses and production taxes increased $437,335 (122.3%) to $794,850 for 1996 from $357,515 for 1995 primarily due to the development of GAU, acquisitions completed during 1995, the UMC Acquisition and the CA Acquisition. Lease operating expenses as a percent of oil and gas sales decreased to 16.0% for 1996 from 27.2% for 1995. This decrease is a result of the lower operating costs of the acquired properties combined with reductions in costs at the GAU obtained through economies of scale resulting from the additional wells drilled since August 1994.

   Depreciation, depletion and amortization increased $1,317,146 (394.9%) to $1,650,654 for 1996 compared to $333,508 for 1995. This increase is due to the increased production from the GAU and the acquisitions noted above. The depletion rate per BOE was $6.62 for 1996 compared to $4.74 for 1995. This increase in the depletion rate is primarily due to downard revisions in estimated, proved reserves at December 31, 1995.

  Although general and administrative expenses ("G & A") increased $218,684 to $455,355 for 1996, G & A per BOE decreased to $1.83 (45.7%) for 1996 from $3.37 for 1995. This decrease is attributable to the increase in production from the GAU and the acquisitions made during 1995 and 1996, without a proportionate increase in the general and administrative costs to the Company.

Other Income and Expenses:

  The increase of $321,696 (208.7%) in interest expense to $475,821 for 1996 from $154,125 for 1995, was due to the increase in the amount of outstanding debt as a result of borrowings under the Facility during 1996.

Net Income:

  Net income of $433,291 was generated for 1996, compared net income of $104,986 for 1995. This increase is primarily the result of the increased production on the GAU and the increase in production resulting from aquisitions completed during 1995 and the UMC Acquisition and the CA Acquisition completed during the first quarter of 1996. This increase was offset, in part, by higher costs and expenses.

                 Liquidity and Capital Resources

Overview

   Net cash provided by operating activities was $859,747 for the three months ended March 31, 1996, compared to $258,286 for the same period in 1995. The increase in cash flow from operating activities is primarily due to the significant increase in income from operations before depreciation, depletion and amortization as discussed above.

  Net cash used in investing activities was $5,501,394 for 1996 compared with $1,955,431 for 1995. This increase was principally due to expenditures for development of the GAU and the cash used in the UMC Acquisition and the CA Acquisition.

  Net cash used by financing activities was $429,434 for 1996 compared with $164 for 1995. The cash used by financing activities during 1996 primarily consisted of repayments under the Facility of $3,737,000 offset by borrowings under the Facility of $3,250,000. Borrowings under the Facility were used to fund acquisitions, development of GAU and working capital.

  The Company's working capital deficit at March 31, 1996 was $4,692,018. This deficit is primarily attributable to the inclusion of the current portion of the Facility which totals
$4,709,000, of this amount, $3,000,000 is not due until March 31, 1997.

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

  Because the Company's oil and gas reserves are depleted by production, the success of its business strategy depends on a continuous development and/or exploration program. Thus, the Company's capital requirements relate primarily to the further development of the GAU and certain other properties, acquisitions of producing oil and gas properties and/or companies with oil and gas production and exploratory drilling. Subject to sufficient funding, the Company expects to incur approximately $18.9 million
in capital expenditures over the next twelve months.   The
Company anticipates funding the development of the GAU primarily from working capital and advances under the Facility pursuant to anticipated increases to the borrowing base under the Facility. Acquisitions may be funded from advances under the Facility, proceeds from the issuance of debt or equity securities, new credit facilities, currently available cash and/or internally generated funds. However, there can be no assurances that such sources of funds will actually be available to fund future development and acquisition activities.

Credit Facility

  In June 1995, the Company consummated a $33,000,000 reducing revolving line of credit facility (the "Facility") with Bank One. The initial advance of $12,500,000 was used to pay off the Company's credit facility with Texas Gas Fund I, to purchase Oak Hill and the Enron Properties and for closing fees. Subsequent advances have been used for development of the GAU, other acquisitions of oil and gas properties and exploration activities. The Facility is more fully described in Note 3 to the Financial Statements.

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

  At March 31, 1996, the Company is entered into various swap agreements to fix the selling prices for natural gas at a weighted average NYMEX price of $2.064 per Mcf for 1,000,000 Mcf of natural gas to be produced during 1996. The Company has also entered into swap agreements to fix the selling price of crude at a weighted average NYMEX price of $19.75 per barrel for 15,000 barrels of oil to be produced during 1996. In addition, the Company entered into a basis swap agreement with a basis differential of $.205 covering 900,000 Mcf of natural gas to be produced during 1996.

  The Company had closed positions prior to March 31, 1996 resulting in a deferred loss of $41,900 which will be recognized in the second quarter of 1996. During the first quarter of 1996, the Company has recognized a gain of $112,875 related to hedging transactions.

PART II - OTHER INFORMATION


Item 5.  Other Information

  On December 29, 1995, the Company and Alexander Energy Corporation ("Alexander") signed a letter of intent providing for the merger of Alexander and the Company. The letter of intent was subject to, among other conditions, the execution of a definitive merger agreement by February 15, 1996. The Company and Alexander extended the time to sign a definitive merger agreement to April 30, 1996. On March 25, 1996, the Company and Alexander modified the terms of the letter of intent to reduce the original exchange ratio from 1.8 to 1.7 shares of the Company's Common Stock for each share of Alexander common stock. Although the letter of intent has expired, the Company is actively negotiating a definitive merger agreement.

  Accordingly, the merger between the Company and Alexander is subject to the execution of a definitive merger agreement, satisfactory due diligence and other material conditions.
Therefore, the merger may or may not be consummated.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits required to be furnished.

     (1) The Agreement of Merger, dated December 17, 1990, by and among the Company, Big Piney Oil and Gas Company, VP Oil, Inc., Big Piney Acquisition Corp. and VP Acquisition Corp., has been filed as Appendix A to Company's Registration Statement on Form S-4 (No. 33-38331), dated April 23, 1991. The Asset Purchase and Sale Agreement, dated as of December 30, 1993, between the Company and Bligh Petroleum, Inc. has been filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993. Agreement for Purchase and Sale (Oak Hill), dated April 12, 1995, between the Company and Sierra 1994 I Limited Partnership, and the Agreement for Purchase and Sale (Mustang Island), dated April 20, 1995, between the Company and Sierra Mineral Development L.C., have been filed as Exhibits 10.1 and 10.2, respectively, to the Company's Current Report on Form 8-K, dated July 17, 1995, and the Purchase and Sale Agreement, dated March 29, 1995, between the Company and Enron Oil and Gas Company has been filed as Exhibit 10.3 to such Current Report. The Company's Certificate of Incorporation, as amended, has been filed as Exhibit 4.1 to the Company's Registration Statement, as amended, dated July 27, 1994 (File No. 33-81172). The Certificate of Designations of National Energy Group, Inc. of 10% Cumulative Convertible Preferred Stock, Series B has been filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated June 13, 1994. The Certificate of Designations of National Energy Group, Inc. of 10 1/2% Cumulative Convertible Preferred Stock, Series C has been filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, dated July 17, 1995. The Loan Agreement, dated June 30, 1995, between National Energy Group, Inc. and Bank One, Texas, N.A. has been filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated July 17, 1995. The Stock Purchase Agreement, dated as of June 14, 1995, among the Company, Arbco Associates L.P., Offence Group Associates L.P., Kayne Anderson Nontraditional Investments L.P. and Opportunity Associates L.P. has been filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, dated July 17, 1995. The Stock Purchase Agreement, dated as of June 2, 1994, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne Anderson Nontraditional Investments L.P., and Opportunity Associates L.P. has been filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated June 13, 1994.

  (b)    Reports on Form 8-K.
         None

                            SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NATIONAL ENERGY GROUP, INC.
                                            (Registrant)


Date:  May 15, 1996              By:--------------------------

                                 Miles D. Bender
                                 President and Chief Executive
                                 Officer



Date:  May 15, 1996              By:--------------------------

                                 Robert A. Imel
                                 Chief Financial Officer



Date:  May 15, 1996              By:--------------------------

                                 Melissa H. Rutledge
                                 Controller and
                                 Chief Accounting Officer