Form 10-Q
period 1996-09-30
NATIONAL ENERGY GROUP INC
filed 1996-11-14
CIK 870756

--------------------------------------------------------------------------------


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

         (Mark one)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                          Commission File No. 0-19136


                          NATIONAL ENERGY GROUP, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                      58-1922764
   (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

                             1400 One Energy Square
                             4925 Greenville Avenue
                              Dallas, Texas 75206
                    (Address of principal executive offices)

                                 (214) 692-9211
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   xx   No

     Outstanding shares of each of the issuer's classes of Common Stock as of November 13, 1996:

     Class A Common Stock ($0.01 par value)                  35,369,500 shares

                          NATIONAL ENERGY GROUP, INC.

                                     INDEX


PART I.          CONSOLIDATED FINANCIAL INFORMATION                                           Page No.
                                                                                              --------
    Item 1.      Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets -
             December 31, 1995 and September 30, 1996                                            1
         Consolidated Statements of Operations -
             Three and Nine months ended September 30, 1995 and 1996                             3
         Consolidated Statements of Cash Flows -
             Nine months ended September 30, 1995 and 1996                                       4
         Consolidated Statement of Changes in Stockholders' Equity -
             Nine months ended September 30, 1996                                                5
         Notes to Consolidated Financial Statements                                              6

    Item 2.      Management's Discussion and Analysis
                 of Financial Condition and Results of Operations                               16

PART II.         OTHER INFORMATION

    Item 1.      Legal Proceedings                                                              25

    Item 2.      Changes in Securities                                                          25

    Item 4.      Submission of Matters to a Vote of Security Holders                            25

    Item 5.      Other Information                                                              27

    Item 6.      Exhibits and Reports on Form 8-K                                               27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          NATIONAL ENERGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                             DECEMBER 31,        SEPTEMBER 30,
                                                                 1995                 1996
                                                             ---------------------------------
                                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                  $  6,076                 $  8,650
  Marketable securities                                         1,825                        -
  Accounts receivable - oil and gas sales                       1,407                    5,043
  Accounts receivable - joint interest and other                  263                    1,910
  Prospect inventory held for resale                                -                    1,300
  Other                                                           336                    1,389
                                                             ---------------------------------
Total current assets                                            9,907                   18,292

Oil and gas properties (full cost accounting method):
  Proved oil and gas properties                                37,493                  149,351
  Unproved oil and gas properties                                 708                    7,726
                                                             ---------------------------------
                                                               38,201                  157,077

  Accumulated depletion, depreciation and amortization          5,366                   10,289
                                                             ---------------------------------
Net oil and gas properties                                     32,835                  146,788

Other property and equipment                                      372                    1,506
  Accumulated depreciation                                        236                      747
                                                             ---------------------------------
Net other property and equipment                                  136                      759

Other assets                                                      613                      995
                                                             ---------------------------------
Total assets                                                 $ 43,491                 $166,834
                                                             =================================

                          NATIONAL ENERGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,     SEPTEMBER 30,
                                                                          1995              1996
                                                                      ------------------------------
                                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable - trade                                              $  3,630          $  6,744
 Accounts payable - revenue and other                                       984             4,103
 Accounts payable - broker margin                                           979               161
 Accrued merger costs                                                         -             2,520
 Accrued interest                                                           129                 -
 Note payable and current portion of long-term debt                       6,500             3,016
                                                                        -------------------------
Total current liabilities                                                12,222            16,544


Long-term debt, less current portion                                     13,475            63,337
Deferred income taxes                                                         -             6,631
Other long-term liabilities                                                  19             3,180

Stockholders' equity:
  Convertible preferred stock, $1.00 par:
    Authorized shares - 1,000,000
    Issued shares - 92,500 and 242,500 at December 31, 1995 and
      September 30, 1996, respectively
    Aggregate liquidation preference - $9,250 and $24,250 at
      December 31, 1995 and September 30, 1996, respectively                 93               243
  Common stock, $.01 par value:
    Authorized shares - 100,000,000
    Issued shares - 11,880,125 and 35,221,928 at December 31, 1995
      and September 30, 1996, respectively                                  119               352
  Additional paid-in capital                                             21,485           107,791
  Unrealized gain (loss) on available-for-sale securities, net             (248)                -
  Deficit                                                                (3,674)          (31,244)
                                                                        -------------------------
Total stockholders' equity                                               17,775            77,142
                                                                        -------------------------
Total liabilities and stockholders' equity                              $43,491          $166,834
                                                                        =========================


See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                  1995          1996            1995          1996
                                               ----------------------         ---------------------
Revenues:
  Oil and gas sales                            $  2,207      $  5,490         $ 4,861      $ 13,181
  Well operator fees                                 37           215             101           314
                                               ----------------------         ---------------------
                                                  2,244         5,705           4,962        13,495

Costs and expenses:
  Lease operating                                   425           894           1,138         2,096
  Oil and gas production taxes                      112           270             261           663
  Depreciation, depletion, and amortization         853         2,239           1,711         5,444
  Write-down of oil and gas
    properties (Note 2)                               -        43,497               -        43,497
  General and administrative                        427           909           1,015         1,957
                                               ----------------------         ---------------------
                                                  1,817        47,809           4,125        53,657
                                               ----------------------         ---------------------
Operating income (loss)                             427       (42,104)            837       (40,162)

Interest expense                                   (308)         (850)           (653)       (1,826)
Interest income and other                            33           125              81           154
Gain (loss) on sale of marketable securities         (3)           10             221          (118)
                                               ----------------------         ---------------------
Income (loss) before income taxes                   149       (42,819)            486       (41,952)

Benefit for income taxes (Note 2)                     -        15,146               -        15,146
                                               ----------------------         ---------------------
Income (loss) before extraordinary item             149       (27,673)            486       (26,806)

Extraordinary charge for early
  extinguishment of debt                              -          (292)           (432)         (292)
                                               ----------------------         ---------------------
Net income (loss)                                   149       (27,965)             54       (27,098)

Preferred stock dividend requirements               236           236             512           708
                                               ----------------------         ---------------------
Net income (loss) applicable to common
  stockholders                                 $    (87)     $(28,201)        $  (458)     $(27,806)
                                               ======================         =====================
Net income per common share:
  Income before extraordinary item             $  (0.01)     $  (1.40)        $ (0.00)     $  (1.87)
                                               ======================         =====================
  Net income (loss)                            $  (0.01)     $  (1.42)        $ (0.04)     $  (1.89)
                                               ======================         =====================
Weighted average number of common shares
  outstanding                                    11,945        19,880          10,307        14,693
                                               ======================         =====================

See accompanying notes.

                         NATIONAL ENERGY GROUP, INC.
                                 (UNAUDITED)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                         1995              1996
                                                                    -------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                    $       54          $(27,098)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation, depletion, and amortization                             1,711             5,444
    Write down of oil and gas properties                                      -            43,497
    Amortization of loan costs                                               16                71
    Amortization of deferred compensation                                    31                35
    Benefit for deferred income taxes                                         -           (15,146)
    Extraordinary charge for early extinguishment of debt                   432               292
    Common stock, options and warrants issued for services                    4               138
                                                                      ---------------------------
                                                                          2,248             7,233

    Changes in operating assets and liabilities, net of effects of business acquisitions:
      Accounts receivable                                                (1,094)           (1,107)
      Accounts receivable from related parties                               24                 -
      Other current assets                                                 (194)             (822)
      Accounts payable and accrued liabilities                            1,506              (524)
                                                                      ---------------------------
Net cash provided by operating activities                                 2,490             4,780

INVESTING ACTIVITIES
Purchases of marketable securities                                       (2,917)               (9)
Proceeds from sales of marketable securities                              1,892             1,750
Proceeds from broker margin account                                       1,011                 -
Purchases of furniture, fixtures, and equipment                             (38)             (163)
Oil and gas acquisition, exploration, and development expenditures      (15,147)          (15,039)
Acquisition of Alexander Energy Corporation, net of cash acquired
  of $1,333                                                                   -            (1,489)
Proceeds from sales of oil and gas properties                                69                 -
Purchases of prospect inventory held for resale                               -            (1,300)
Purchases of other long-term assets and other                               (15)             (600)
                                                                      ---------------------------
Net cash used in investing activities                                   (15,145)          (16,850)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net                            13,186            72,036
Repayments of long-term debt                                             (6,597)          (69,010)
Proceeds from exercise of stock options and warrants                        456               150
Proceeds from issuance of convertible preferred stock                     3,980            15,000
Preferred stock dividends                                                  (263)             (472)
Repayments of note payable                                                    -            (3,060)
                                                                      ---------------------------
Net cash provided by financing activities                                10,762            14,644
                                                                      ---------------------------
Increase (decrease) in cash and cash equivalents                         (1,893)            2,574
Cash and cash equivalents at beginning of period                          2,593             6,076
                                                                      ---------------------------
Cash and cash equivalents at end of period                            $     700       $     8,650
                                                                      ===========================

Supplemental cash flow information:
  Interest paid in cash                                               $     716       $     1,927
                                                                      ===========================

See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                              UNREALIZED
                                                                                                            GAIN (LOSS) ON
                                                                                               ADDITIONAL     AVAILABLE-
                                                 CONVERTIBLE                                    PAID-IN        FOR-SALE
                                               PREFERRED STOCK           COMMON STOCK           CAPITAL       SECURITIES
                                            ------------------------------------------------------------------------------
                                             SHARES      AMOUNT      SHARES        AMOUNT
                                            ------------------------------------------------------------------------------
Balance at December 31, 1995                 92,500        $93    11,880,125       $119        $ 21,485         $(248)
Common stock issued upon exercise of
  options and warrants                            -          -       113,045          1             180             -
Common stock, options and warrants issued
  for services                                    -          -        50,000          1             174             -
Common stock issued to acquire interests
  in oil and gas properties                       -          -     1,899,317         18           6,175             -
Issuance of Series D and Series E
  convertible preferred stock and related
  warrants to purchase common stock         150,000        150             -          -          14,850             -
Common stock, stock options and warrants
  issued or assumed in the acquisition of
  Alexander Energy Corporation                    -          -    21,279,441        213          64,927             -

Preferred stock dividends                         -          -             -          -               -             -
Change in unrealized gain on marketable
  securities                                      -          -             -          -               -           248
Net loss                                          -          -             -          -               -             -
                                            -------------------------------------------------------------------------
Balance at September 30, 1996               242,500       $243    35,221,928     $352          $107,791        $    -
                                            =========================================================================



                                                                 TOTAL
                                                             STOCKHOLDERS'
                                                DEFICIT         EQUITY
                                               ---------------------------
Balance at December 31, 1995                   $ (3,674)        $17,775
Common stock issued upon exercise of
  options and warrants                                -             181
Common stock, options and warrants issued
  for services                                        -             175
Common stock issued to acquire interests
  in oil and gas properties                           -           6,193
Issuance of Series D and Series E
  convertible preferred stock and related
  warrants to purchase common stock                   -          15,000
Common stock, stock options and warrants
  issued or assumed in the acquisition of
  Alexander Energy Corporation                        -          65,140

Preferred stock dividends                          (472)           (472)
Change in unrealized gain on marketable
  securities                                          -             248
Net loss                                        (27,098)        (27,098)
                                               ------------------------
Balance at September 30, 1996                  $(31,244)        $77,142
                                               ========================

See accompanying notes.

                          National Energy Group, Inc.

                   Notes to Consolidated Financial Statements

                          September 30, 1995 and 1996



1. BASIS OF PRESENTATION

In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the consolidated financial position of National Energy Group, Inc. and its subsidiaries (the "Company") as of September 30, 1996, the consolidated results of operations for the three and nine month periods ended September 30, 1995 and 1996 and the consolidated cash flows for the nine month periods ended September 30, 1995 and 1996. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration, and development activities. These costs totaled $85,616 for the nine months ended September 30, 1995 and $173,033 for the nine months ended September 30, 1996.

Certain previously reported amounts have been reclassified to conform with the 1996 presentation.

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

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

For the three and nine months ended September 30, 1995 and 1996, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, the loss per share calculations for such periods are based on the weighted average number of common shares outstanding for the period.

                          National Energy Group, Inc.

2. ACQUISITIONS

In April 1995, the Company purchased a 100% working interest (77% net revenue interest) in State of Texas Lease No. 69153, State Tract 901-S Field, in Nueces County, Texas ("Mustang Island"). Consideration for Mustang Island consisted of $900,000 in cash and 352,500 shares of Class A common stock ("Common Stock"). The cash portion was funded from available cash.

In June 1995, the Company completed the acquisition of producing gas properties in the Oak Hill Field in Rusk County, Texas ("Oak Hill") for $7,200,000 in cash and 612,301 shares of Common Stock and warrants to purchase 200,000 shares of Common Stock at $2.00 per share. The cash portion was funded primarily by borrowings under the Company's prior credit facility with BankOne, Texas, N.A. ("BankOne").

In addition, in June 1995, the Company completed the acquisition of producing oil and gas properties in Eddy County, New Mexico from Enron Oil and Gas Company (the "Enron Properties"). Consideration for the Enron Properties consisted of $2,119,295 in cash, and was funded under the prior credit facility with BankOne and available cash.

In January 1996, the Company completed the acquisition of oil and gas properties in offshore Nueces County, Texas, adjacent to the Company's Mustang Island property, from C/A Limited, Chartex Petroleum Company and Petrotex Engineering Company (the "CA Acquisition"). The acquisition included interests in five wells, a pipeline and separation facility related to Mustang Island. The consideration for this acquisition consisted of 140,857 shares of the Company's Common Stock and $675,000 in cash. The cash portion was funded by borrowings under the prior credit facility with BankOne and available cash.

In February 1996, the Company completed the acquisition of two oil and gas wells on one offshore block, interests in five additional offshore blocks, and a related production platform and equipment in offshore Nueces County, Texas, adjacent to the Company's Mustang Island property, from UMC Petroleum Corporation (the "UMC Acquisition"). The Company paid UMC Petroleum Corporation $1,500,000 in cash, and was funded by borrowings under the prior credit facility with BankOne.

In April 1996, the Company won exploration rights on 16 offshore tracts (covering 7,765 acres) in the Mustang Island area in offshore Nueces County, Texas through successful bids with the State of Texas (the "Offshore Lease Acquisition"). The Company paid $1,437,302 in cash for these rights and the purchase was funded by borrowings under the prior credit facility with BankOne and available cash. A portion of the exploration rights associated with the Offshore Lease Acquisition is expected to be sold within the next year and the related costs have been classified as prospect inventory held for sale in the accompanying balance sheet as of September 30, 1996.

On August 29, 1996, the Company completed the acquisition of Alexander Energy Corporation ("Alexander"). The transaction consisted of a merger (the "Merger") of Alexander with and into National Energy Group of Oklahoma, Inc., formerly known as NEG-OK, Inc., a wholly-owned subsidiary of the Company ("NEG-OK"). Pursuant to the Merger, (a) the separate corporate existence of Alexander terminated and NEG-OK, as the surviving corporation of the Merger, continues as a wholly-owned subsidiary of the Company with the combined assets and liabilities of Alexander and NEG-OK, (b) each

                          National Energy Group, Inc.

2. ACQUISITIONS (CONTINUED)

share of Alexander common stock, par value $.03 per share ("Alexander Common Stock"), together with certain rights associated with the Alexander Common Stock outstanding immediately before the Merger, were converted into 1.7 shares of the Company's Common Stock and (c) all outstanding options and warrants to purchase Alexander Common Stock were assumed by the Company and converted into options and warrants to purchase Common stock. In lieu of fractional shares, Alexander shareholders otherwise entitled to receive fractional shares of Common Stock were paid in cash an amount equal to $4.375 multiplied by the fraction of a share of Common Stock to be received.

In connection with the Merger, on August 29, 1996, the Company, NEG-OK and Boomer Marketing Corporation ("Boomer Marketing"), a wholly owned subsidiary of NEG-OK, entered into a new credit facility. See Note 3. On August 29, 1996, the Company also closed the sale of 100,000 shares of its Convertible Preferred Stock, Series D, $1.00 par value per share, the sale of 50,000 shares of its Convertible Preferred Stock, Series E, $1.00 par value per share, and warrants to purchase 1,050,000 shares of Common Stock. See Note 5.

The cost of acquiring NEG-OK was approximately $69.4 million, consisting of the following (in thousands):

Fair value of 21.1 million shares of the Company's Common Stock             $63,404
  issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Cost of 105,740 shares of Alexander common stock owned by the                   288
  Company   . . . . . . . . . . . . . . . . . . . . . . . . . . . .
NEG-OK stock options and warrants assumed . . . . . . . . . . . . .             340
Estimated fair value of 122,324 shares of the Company's Common
  Stock and 800,000 warrants issued for services provided by
  investment advisors   . . . . . . . . . . . . . . . . . . . . . .           1,322
Other investment advisor, legal and accounting professional fees
  and other Merger related costs  . . . . . . . . . . . . . . . . .           4,009
                                                                            -------
                                                                            $69,363
                                                                            =======


The fair value of the securities issued in connection with the Merger has been calculated using the price of the Company's Common Stock at the time the Merger was announced to the public of $3.00 per share.

The Company's purchase price has been allocated to the consolidated assets and liabilities of NEG-OK based on preliminary estimates of fair values with the remaining purchase price allocated to proved oil and gas properties. No goodwill has been recorded in this transaction.

                          National Energy Group, Inc.

2. ACQUISITIONS (CONTINUED)

The preliminary allocation of the purchase price is summarized as follows (in thousands):

Working capital (deficit) assumed, excluding current portion of
  long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (87)

Oil and gas properties:
  Proved  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     132,756
  Unproved  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,319
Other property and equipment  . . . . . . . . . . . . . . . . . . . . .         970
Other non-current assets  . . . . . . . . . . . . . . . . . . . . . . .         198
Long-term debt assumed  . . . . . . . . . . . . . . . . . . . . . . . .     (45,853)
Other non-current liabilities assumed . . . . . . . . . . . . . . . . .      (3,163)
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .     (21,777)
                                                                         ----------
                                                                         $   69,363
                                                                         ==========

Under the full cost method of accounting, the carrying value of oil and gas properties (net of related deferred taxes) is generally not permitted to exceed the sum of the present value (10% discount rate) of estimated future net cash flows, after tax, from proved reserves, based on current prices and costs, plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). Based upon the combined cost center ceiling at August 29, 1996 and the preliminary allocation of the Company's purchase price, the purchase price allocated to oil and gas properties was in excess of the cost center ceiling using oil and natural gas prices being received by the Company and NEG-OK in August 1996 of $20.75 per bbl and $2.21 per mcf. The amount of such excess was charged to expense in the third quarter of 1996 broken down as follows (in thousands):

Writedown of oil and gas properties                  $    43,497
Deferred income tax benefit                              (15,224)
                                                     -----------
                                                     $    28,273
                                                     ===========

In September 1996, the Company acquired an approximate 87.5% working interest in two wells and certain proved undeveloped reserves in South Lake Boeuf, Louisiana ("Lake Boeuf") for approximately $7.2 million, consisting of $1.5 million in cash and approximately $5.7 million in shares of Common Stock.

The following pro forma data presents the results of the Company for the nine months ended September 30, 1995 and 1996, as if the acquisitions of Mustang Island, Oak Hill, the Enron Properties, NEG-OK, and Lake Boeuf had occurred on January 1, 1995. The historical results of the CA Acquisition, the UMC Acquisition were not significant. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation and depletion related to the properties and businesses acquired, interest on borrowed funds, additional preferred stock dividend requirements and the related income tax effects (in thousands, except per share amounts).

                          National Energy Group, Inc.

2. ACQUISITIONS (CONTINUED)


                                                                        PRO FORMA
                                                 ---------------------------------------------------------
                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                 ---------------------------------------------------------
                                                    1995           1996             1995           1996
                                                 ---------------------------------------------------------
Total Revenues  . . . . . . . . . . . . . . . .  $  6,655        $   9,180        $  21,352       $ 27,117
                                                 =========================================================

Income (loss) before extraordinary item . . . .  $ (1,092)       $   1,185        $  (3,337)      $  2,404
                                                 =========================================================
Income (loss) before extraordinary item per
  common share  . . . . . . . . . . . . . . . .  $   (.04)       $     .02        $    (.12)      $    .04
                                                 =========================================================

3. CREDIT FACILITIES

Note payable and long-term debt consists of the following (in thousands):

                                                 December 31,     September 30,
                                                     1995              1996
                                                 ------------------------------
Credit Facility . . . . . . . . . . . . . .      $         -          $  65,000
Prior credit facility . . . . . . . . . . .           19,975                  -
Other . . . . . . . . . . . . . . . . . . .                -              1,353
                                                 ------------------------------
                                                      19,975             66,353
Less note payable and current maturities of
long-term debt  . . . . . . . . . . . . . .            6,500              3,016
                                                 ------------------------------
                                                 $    13,475          $  63,337
                                                 ==============================

On August 29, 1996, the Company, NEG-OK and Boomer Marketing, entered into a credit facility (the "Credit Facility") with BankOne, as Bank and Administrative Agent, and the Credit Lyonnais New York Branch, as Bank and Syndication Agent (collectively, the "Banks"). The Credit Facility consisted of a $100.0 million reducing revolving line of credit, with an initial borrowing base of $60.0 million, and a $5.0 million term loan. Interest under the reducing revolving line of credit was payable monthly at the BankOne base rate. The proceeds from the Credit Facility were used to refinance existing indebtedness of the Company and NEG-OK.

                          National Energy Group, Inc.

3. CREDIT FACILITIES (CONTINUED)

On November 1, 1996, the Company repaid the outstanding borrowings under the Credit Facility with a portion of proceeds from the issuance of $100 million principal amount of 10 3/4% Senior Notes due 2006 ("Senior Notes"). See Note 4.

In connection with the issuance of the Senior Notes, the Company amended the Credit Facility. The borrowing base, pursuant to the amendment Credit Facility, was reduced to $25.0 million. Comprised of $15.0 million for general corporate purposes and $10.0 million for acquisitions of producing oil and gas properties. The borrowing base will be redetermined at least semiannually and may require mandating monthly principal reductions by an amount determined by the Banks from time to time. No principal reductions will be required before the next borrowing base redetermination scheduled for April 1, 1997. The principal is due at maturity, August 29, 2000. Interest is payable monthly and is calculated at the BankOne base rate, as determined from time to time by BankOne (which increases by .25% if the outstanding loan balance is greater than 75% of the borrowing base). The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Credit Facility.

The Company is required to pay a commitment fee on the unused portion of the borrowing base equal to 3/8ths of 1% per annum and paid a facility fee equal to 3/4% of the initial borrowing base under the Credit Facility.

The Company granted to the Banks liens on a minimum of 90% of the present worth of NEG-OK's oil and natural gas properties, liens on certain of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and natural gas properties. The Credit Facility requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth.

The Credit Facility includes other covenants prohibiting cash dividends, distributions, loans or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as result of the payment thereof. In addition, if the Company is required to purchase or redeem any portion of the Senior Notes, or if any portion of the Senior Notes become due, the borrowing base is subject to reduction.

4. 10 3/4% SENIOR NOTES DUE 2006

On November 1, 1996, the Company completed the sale of $100 million principal amount of 10 3/4% Senior Notes due 2006. The net proceeds of the Senior Notes of approximately $96.8 million were used to repay approximately $62 million of borrowings outstanding under the Credit Facility and to increase the Company's working capital. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Senior Notes (the "Indenture"), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

                          National Energy Group, Inc.

4. 10 3/4% SENIOR NOTES DUE 2006 (CONTINUED)

The Indenture contains certain covenants limiting the Company and its Restricted Subsidiaries, as defined, with respect to the following: (i) assets sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries; (viii) mergers and consolidations; and (ix) transactions with affiliates.

At any time on or after November 1, 2001, the Company may, at its option, redeem all or any portion of the Senior Notes at the redemption prices (expressed as percentages of the principal amount of the Senior Notes) set forth below, plus, in each case, accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the 12-month period beginning November 1 of the years indicated below:

YEAR                                                          PERCENTAGE
----                                                          ----------
2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 105.375%
2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 102.688%
2003 and thereafter . . . . . . . . . . . . . . . . . . . . . 100.000%

Notwithstanding the foregoing, at any time prior to November 1, 2001, the Company may, at its option, redeem all or any portion of the Senior Notes at the Make-Whole Price, as defined, plus accrued and unpaid interest to the date of redemption. In addition, in the event the Company consummates one or more Equity Offerings, as defined, on or prior to November 1, 1999, the Company, at its option, may redeem up to $35.0 million of the aggregate principal amount of the Senior Notes with all or a portion of the aggregate net proceeds received by the Company from such Equity Offering or Equity Offerings at a redemption price of 110.75% of the aggregate principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at least $65.0 million of the aggregate principal amount of the Senior Notes remains outstanding.

Upon a Change of Control, as defined, the Company will be required, subject to certain conditions, to offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

The Senior Notes will be unconditionally guaranteed (the "Guarantee") by NEG-OK (the "Guarantor"), the sole Restricted Subsidiary of the Company. The Guarantee is a general unsecured senior obligation of NEG-OK, ranking pari passu with all existing and future senior indebtedness of the Guarantor and senior in right of payment to all future subordinated indebtedness of Guarantor. The Indenture provides that all existing and future Restricted Subsidiaries shall enter into a Guarantee.

Separate financial statements and other disclosures concerning the Guarantor are not presented because management has determined they are not material to investors. Information for 1995 and the 242 days ended August 29, 1996 presented below is based on the historical financial statements of the Guarantor.

                          National Energy Group, Inc.

4. 10 3/4% SENIOR NOTES DUE 2006 (CONTINUED)

Information subsequent thereto reflects the effect of allocating the Company's cost of acquiring the Guarantor to the assets and liabilities acquired. The condensed financial information of the Guarantor is as follows (in thousands):

                                                                       SEPTEMBER 30,
                                                                           1996
                                                                       -------------
Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,111
Oil and gas properties, net . . . . . . . . . . . . . . . . . . . . . .    95,206
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,152
                                                                         --------
                                                                         $102,469
                                                                         ========
Current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,204
Long-term liabilities, including $44,851 due to parent  . . . . . . . .    55,616
Stockholder's equity  . . . . . . . . . . . . . . . . . . . . . . . . .    41,649
                                                                         --------
                                                                         $102,469
                                                                         ========


                                                       NINE MONTHS
                                                          ENDED      242 DAYS ENDED   32 DAYS ENDED
                                                      SEPTEMBER 30,     AUGUST 29,     SEPTEMBER 30,
                                                           1995           1996             1996
                                                      ----------------------------------------------
Revenues:
  Oil and gas sales   . . . . . . . . . . . . . . . . .  $12,793         $12,415           $1,616
  Well operator and management fees   . . . . . . . . .    2,082           1,313              154
                                                         ----------------------------------------
                                                          14,875          13,728            1,770
Costs and expenses:
  Lease operating   . . . . . . . . . . . . . . . . . .    3,843           2,460              227
  Oil and gas production taxes  . . . . . . . . . . . .      785             761               99
  Depreciation, depletion, and amortization   . . . . .    6,387           5,564              747
  Writedown of oil and gas properties   . . . . . . . .        -               -           43,497
  General and administrative  . . . . . . . . . . . . .    2,494           1,672              193
  Other non-recurring expenses  . . . . . . . . . . . .      732               -                -
                                                         ----------------------------------------
                                                          14,241          10,457           44,763
                                                         ----------------------------------------
Operating income (loss) . . . . . . . . . . . . . . . .      634           3,271          (42,993)

Interest expense  . . . . . . . . . . . . . . . . . . .   (2,982)         (2,571)            (342)
Interest income and other . . . . . . . . . . . . . . .      268             377               36
                                                         ----------------------------------------
Income before provision (benefit) for income taxes. . .   (2,080)          1,077           43,299
Benefit (provision) for income taxes  . . . . . . . . .      770            (366)          15,146
                                                         ----------------------------------------
Net income (loss) . . . . . . . . . . . . . . . . . . .  $(1,310)        $   711         $(28,153)
                                                         ========================================

                          National Energy Group, Inc.

5. STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company has authorized 330,000 shares of $1.00 par value convertible preferred stock designated in four series B through E:

                                                     SERIES B     SERIES C     SERIES D     SERIES E
                                                     --------     --------     --------     --------
Number of authorized shares . . . . . . . . .        100,000       80,000      100,000      50,000
Number of shares issued and
  outstanding:
    December 31, 1995                                 52,500       40,000            -           -
    September 30, 1996                                52,500       40,000      100,000      50,000
Conversion price per common share . . . . . .
                                                    $  1.625      $  2.00    $    2.25   $    2.25
Liquidation preference value per
  share   . . . . . . . . . . . . . . . . . .        $100.00      $100.00      $100.00   $  100.00
Dividend rights . . . . . . . . . . . . . . .      10% payable    10  1/2%  Participates  Participates
                                                      semi-       payable    with common  with common
                                                     annually      semi-        stock        stock
                                                   (cumulative)   annually
                                                                (cumulative)

In connection with the Merger and related transactions, the date the Company may first redeem its 10% Cumulative Convertible Preferred Stock Series B ("Series B) and its 10-1/2% Cumulative Convertible Preferred Stock, Series C ("Series C") was extended from June 14, 1997 to June 14, 1999.

On August 29, 1996, the Company closed the sale for $10.0 million to High River Limited Partnership ("High River") of 100,000 shares of its Convertible Preferred Stock, Series D, $1.00 par value per share ("Series D") and warrants to purchase 700,000 shares of Common Stock exercisable immediately at $2.50 per share, which warrants expire five years from their date of issuance. The rights and preferences of the Series D are described in the Certificate of Designations of the Series D and include the immediate right to convert all the shares of the Series D into 4,444,444 shares of Common Stock, based upon the initial conversion price of $2.25 per share.

The holders of the Series D are entitled to one vote for each share when entitled to vote as described below and as to matters upon which by law they are entitled to vote as a class. The holders of Series D will have the right to appoint one member to the Board of Directors. The Company may not, without the consent of the director appointed by the holders of Series D, voluntarily file for protection under federal or other bankruptcy laws. In addition, the holders of Series D will have the right to choose to appoint one-half of the members of the Board of Directors plus one member (including the member appointed by the Series D) if the Series D contingent voting rights are triggered and the holders of the Series D exercise their rights.

                          National Energy Group, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

The right of the holders of the Series D to choose to appoint one-half of the Board of Directors plus one member (including the member appointed by the holders of the Series D Preferred Stock) is triggered by the following events:
(i) if an involuntary case under federal bankruptcy laws or other applicable federal or state insolvency laws is commenced against the Company (including a case for the appointment of a receiver, liquidator, custodian, trustee or similar official for the Company or its assets) which does not seek emergency or expedited relief if such case is not dismissed or stayed within 15 days or, if such case seeks emergency or expedited relief against Series D an opinion of counsel which states that the Company, without condition, will prevail on the petition for permanent relief, or (ii) if a default shall have occurred under notes or other evidences of indebtedness of the Company where the aggregate outstanding principal amount exceeds $10.0 million, and one of the following three circumstances exists. First, such indebtedness is due in full by reason of failure to pay such indebtedness and the default is not cured within 30 days. Second, such indebtedness is accelerated and such acceleration is not rescinded within 15 days. Third, notice of foreclosure on collateral securing such indebtedness has been given to the Company and has not been rescinded after five days or the proposed date of the sale of the collateral is less than five days away.

On August 29, 1996, simultaneously with the closing of the sale for $10.0 million of the Series D to High River, the Company also closed the sale for $5.0 million to two insurance companies and four affiliates of Kayne, Anderson Investment Management, Inc. ("KAIM"), a registered investment adviser, of 50,000 shares of Convertible Preferred Stock, Series E, $1.00 par value per share ("Series E") and warrants to purchase 350,000 shares of the Common Stock exercisable immediately at $2.50 per share, which warrants expire five years from their date of issuance. The Series E has the rights and preferences described in the Certificate of Designations of the Series E which include the immediate right to convert all of the shares of the Series E into 2,222,222 shares of the Common Stock, based upon the initial conversion price of $2.25 per share. The Series E will vote together with the Common Stock on all matters submitted to the holders of Common Stock and shall have that number of votes per share equal to the number of shares of Common Stock into which such share is convertible as of the record date for the vote.

COMMON STOCK

In connection with the Merger, the Company shareholders approved an amendment to the Company's Certificate of Incorporation to eliminate the authorization of the Class B Common Stock, to change the name of Class A Common Stock to "Common Stock," and to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 shares.

As a result of the Merger, the Company assumed 129,501 outstanding stock options previously issued pursuant to three stock option plans of Alexander. No additional stock options will be granted pursuant to such plans. The stock options assumed may be exercised to purchase shares of Common Stock at prices ranging from $0.88 to $2.94 per share. The Company also assumed 396,015 warrants to purchase Common Stock at prices ranging from $2.07 to $3.00 per share.

On August 29, 1996, the Board of Directors approved the issuance of options to purchase 700,000 shares of Common Stock to the Company's chief executive officer. The options have an exercise price of $4 1/16 per share. The options become exercisable when the price of the Common Stock reaches and remains at or above $8 1/8 for a period of 30 days. If the price target is not met within five years, the options expire.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain information regarding the production volumes, oil and gas sales, average sales prices, average lease operating expenses and general and administrative expenses associated with the Company's oil and gas sales for the periods indicated.

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                  1995           1996            1995         1996
                                                        (In thousands except per share data)
                                                  --------------------          --------------------
Net production:
  Oil (Bbls)                                          81            121             177          344
  Gas (Mcf)                                          556          1,421           1,065        2,997
Mcfe                                               1,045          2,150           2,125        5,060


Oil and gas sales:
  Oil                                             $1,340         $2,663          $3,040      $ 7,077
  Gas                                                867          2,827           1,821        6,104
                                                  ------         ------          ------      -------
Total                                             $2,207         $5,490          $4,861      $13,181
                                                  ======         ======          ======      =======
Average sales price:
  Oil (Bbls)                                      $16.44         $21.93          $17.24      $ 20.62
  Gas (Mcf)                                       $ 1.56         $ 1.99          $ 1.71      $  2.04
Average lease operating expenses:
  Per Mcfe                                        $  .41         $  .42          $  .54      $   .41
General and administrative expenses:
  Per Mcfe                                        $  .41         $  .42          $  .48      $   .38


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenues

Total revenues increased by $8.5 million (172%) to $13.5 million for 1996 from $5.0 million for 1995. The increase in revenues is due to the increase in production from the development of the GAU, and the increase in production due to the acquisitions of Mustang Island, Oak Hill, and the Enron Properties, the UMC Acquisition and the CA Acquisition completed during the first quarter of 1996, and the Merger with Alexander Energy Corporation completed August 29, 1996. The acquisition of Mustang Island, Oak Hill and the Enron Properties are collectively referred to herein as the "1995 Acquisitions", and the UMC Acquisition and CA Acquisition are referred to herein as the "1996 Acquisitions." In 1996, the Company produced 344,000 barrels of oil, an increase of 95% over 177,000 barrels in 1995, and 2,997,000 Mcf of gas, an increase of 181% over 1,065,000 Mcf in 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

Also contributing to the increase in revenues was the increase in average oil prices of $3.38 per barrel to $20.62 for 1996 from $17.24 for 1995, and the increase in average gas prices of $.33 per Mcf to $2.04 for 1996 from $1.71 for 1995. In addition, in 1996, the Company recognized $20,315 in hedging gains from commodity swap agreements.

Costs and Expenses

Total costs and expenses, excluding the write-down, increased $8.0 million (194%) to $12.1 million for 1996 from $4.1 million for 1995. Lease operating expenses and production taxes increased $1.4 million (97%) to $2.8 million for 1996 from $1.4 million for 1995 primarily due to the development of GAU, the 1995 and 1996 Acquisitions and the Merger. Lease operating expenses per Mcfe decreased by $.13 to $.41 per Mcfe for 1996 from $.54 per Mcfe for 1995. This decrease is a result of the lower operating costs of the acquired properties combined with reductions in costs at the GAU obtained through economies of scale resulting from the additional wells drilled since August 1994.

Depreciation, depletion, and amortization increased $3.7 million (218%) to $5.4 million for 1996 compared to $1.7 million for 1995. This increase is due to the increased production from the GAU, the 1995 and 1996 Acquisitions and the Merger. The depletion rate per Mcfe was $1.02 for 1996 compared to $.79 for 1995. This increase in the depletion rate is primarily due to downward revisions in estimated proved reserves at December 31, 1995 in connection with the Company's change in independent reserve engineers to Netherland, Sewell & Associates, Inc.

At August 29, 1996, as a result of allocating the cost of acquiring Alexander, under the purchase method of accounting to the proved oil and gas properties acquired in connection with the Merger, the Company recognized a non-cash writedown of the oil and gas properties, net of related deferred income taxes of $28.3 million, based on prices received in August 1996 of $20.75 per Bbl and $2.21 per Mcf. Such writedown is based on the preliminary purchase price of the Merger. See Note 2 of Notes to Consolidated Financial Statements.

Although general and administrative expenses ("G&A") increased $.9 million to $2.0 million for 1996, G&A per Mcfe decreased to $.38 (19%) for 1996 from $.47 for 1995. This decrease is attributable to the increase in production from the GAU, the 1995 and 1996 Acquisitions and to a lesser extent the Merger, without a proportionate increase in the G&A costs to the Company.

Other Income and Expenses

The increase of $1.2 million (180%) in interest expense to $1.8 million for 1996 from $.6 million for 1995, was due to the increase in the amount of outstanding debt as a result of borrowings under a prior credit facility and the Credit Facility to fund the 1996 Acquisitions and the Merger during 1996, and was partially offset by the decline in weighted average interest rates. The average debt outstanding for 1996 was $26 million as compared to only $8.8 million for 1995. The weighted average interest rate for 1996 was 8.92% as compared to 9.72% for 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

Net Loss

A net loss of $27.0 million was generated for 1996, compared with net income of $54,000 for 1995. Net income for 1995 includes an extraordinary charge resulting from the write-off of unamortized loan costs attributable to a prior credit facility which was paid off out of proceeds from the Credit Facility. The net loss for 1996 includes a net non-cash write down of $28.3 million to the Company's oil and gas properties, attributable to the preliminary allocation of the Company's purchase price related to the Merger, which is partially offset by the increased production on the GAU, the 1995 and 1996 Acquisitions and due to the Merger. Also included in the net loss was a loss on sale of marketable securities of $118,000 for 1996 as compared to a gain of $221,000 for 1995.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

Revenues

Total revenues increased by $3.5 million (154%) to $5.7 million for 1996 from $2.2 million for 1995. The increase in revenues is principally due to the continued development of the GAU, the increase in production due to the 1995 and 1996 Acquisitions and the Merger. In 1996, the Company produced 121,000 barrels of oil, an increase of 49% over 81,000 barrels in 1995, and 1,421,000 Mcf of gas, an increase of 156% over 556,000 Mcf in 1995. The increase in oil production was primarily a result of the GAU's increased oil production resulting from the development since August 1994. The 1995 and 1996 Acquisitions and the Merger accounted for the majority of the increased gas production. Also contributing to the increase in revenues was the increase in average oil prices of $5.25 per barrel to $21.89 for 1996 from $16.64 for 1995 and the increase in average gas prices of $.43 per Mcf to $1.99 for 1996 from $1.56 for 1995.

Costs and Expenses

Total costs and expenses, excluding the write-down, increased $2.5 million (137%) to $4.3 million for 1996 from $1.8 million for 1995. Lease operating expenses and production taxes increased $.7 million (117%) to $1.2 million for 1996 from $.5 million for 1995 primarily due to the development of the GAU, the 1995 and 1996 Acquisitions and the Merger. Lease operating expenses per Mcfe were relatively unchanged at $.42 per Mcfe for 1996 compared to $.41 for 1995.

Depreciation, depletion, and amortization increased $1.4 million (162%) to $2.2 million for 1996 compared to $.8 million for 1995. This increase was, in part, related to the increased production from the GAU, the 1995 and 1996 Acquisitions and the Merger. The depletion rate per Mcfe was $1.02 for 1996 compared to $.79 for 1995. This increase in the depletion rate is primarily due to downward revisions in estimated proved reserves at December 31, 1995, in connection with the Company's change in independent reserve engineers, and the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

At August 29, 1996, as a result of allocating the cost of acquiring Alexander, under the purchase method of accounting to the proved oil and gas properties acquired in connection with the Merger, the Company recognized a net non-cash write-down of $28.3 million to the Company's oil and gas properties, based on prices recorded in August of 1996 of $20.75 per Bbl and $2.21 per Mcf. Such writedown is based on the preliminary purchase price of the Merger. See Note 2 of Notes to Consolidated Financial Statements.

G&A increased $.4 million to $.8 million for 1996 while G&A per Mcfe remained relatively unchanged at $.42 compared to $.41 for 1995.

Other Income and Expenses

The increase of $.6 million (176%) in interest expense to $.9 million for 1996 from $.3 million for 1995, was due to the increase in the amount of outstanding debt as a result of borrowings under a prior credit facility and the Credit Facility to fund the 1996 Acquisitions and the Merger during 1996 and was partially offset by a decline in weighted average interest rates. The average debt outstanding for 1996 was $37 million as compared to only $12.5 million for 1995. The weighted average interest rate for 1996 was 9.12% as compared to 9.60% for 1995. During 1996, the Company realized a gain of $10,000 on the sale of marketable securities.

Net Loss

A net loss of $27.9 million was generated for 1996, compared with net income of $149,000 for 1995. Net income for 1995 includes an extraordinary charge resulting from the write-off of unamortized loan costs attributable to a prior credit facility which was paid off out of proceeds from the Credit Facility and the net loss for 1996 includes a non-cash net writedown of $28.3 million to the Company's oil and gas properties, attributable to the preliminary allocation of the Company's purchase price related to the Merger, which was partially offset by the increased production on the GAU, the 1995, and 1996 Acquisitions and the Merger. Included in the net loss was a gain on sale of marketable securities of $10,000 in 1996 compared to a loss of $3,000 in 1995.

Pro Forma Results of Operations

The following table sets forth certain information regarding the pro forma combined production volumes, oil and gas sales, average sales prices, average lease operating expenses and general and administrative expenses, operating income and EBITDA, assuming the Merger had been consummated on January 1, 1995. The pro forma combined information does not purport to represent the actual results which would have occurred had the Merger been consummated on such date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

                                   PRO FORMA
                                 (IN THOUSANDS)


                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                   1995          1996            1995          1996
                                                ------------------------      ------------------------
Net production:
  Oil (Bbls)  . . . . . . . . . . . . .                123           142             325           429
  Natural gas (Mcf)   . . . . . . . . .              2,766         2,660           8,157         8,198
  Natural gas equivalent (Mcfe)   . . .              3,506         3,511          10,105        10,773


Oil and natural gas sales (in thousands)
  Oil   . . . . . . . . . . . . . . . .         $    1,991    $    3,073      $    5,561    $    8,715
  Natural gas   . . . . . . . . . . . .              3,920         5,636          12,093        16,861
                                                ------------------------      ------------------------
    Total   . . . . . . . . . . . . . .         $    5,911    $    8,709      $   17,654    $   25,576
                                                ========================      ========================
Average sale price:
  Oil (per Bbl)   . . . . . . . . . . .         $    16.15    $    21.67      $    17.13    $    20.31
  Natural gas (per Mcf)   . . . . . . .               1.42          2.12            1.48          2.06
  Natural gas equivalent (per Mcfe)   .               1.69          2.48            1.75          2.37
Lease operating expenses per Mcfe . . .                .43           .43             .49           .42
General and administrative expenses
  per Mcfe (1)  . . . . . . . . . . . .                .34           .37             .35           .32

Operating income (2)  . . . . . . . . .         $      267    $    1,454      $    2,531    $    7,023
EBITDA (3)  . . . . . . . . . . . . . .              3,717         6,169          10,871        18,029

(1) General and administrative expenses per Mcfe is calculated using general and administrative expenses before well operator overhead reimbursements billed to working interest owners.

(2) Excludes a non-cash write-down of oil and gas properties of approximately $43.5 million, before related benefit for deferred income taxes of $15.2 million.

(3) EBITDA is earnings before interest expense, income taxes, depletion, depreciation and amortization, excluding extraordinary items and significant non-recurring revenues and expenses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Net cash provided by operating activities was $4.8 million for the nine months ended September 30, 1996, compared to $2.5 million for the same period in 1995. The increase in cash flow from operating activities is primarily due to the significant increase in income from operations related to the Merger and the 1995 and 1996 Acquisitions before depreciation, depletion, and amortization as discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

Net cash used in investing activities was $16.8 million for 1996 compared with $15.1 million for 1995. This decrease was principally due to the fact that virtually no expenditures were made for the purchase of marketable securities during 1996 as compared to $2.9 million purchased in 1995.

Net cash provided by financing activities was $14.6 million for 1996 compared with $10.8 million for 1995. The cash used by financing activities during 1996 primarily consisted of repayments of borrowings under various credit facilities and debt assumed in the Merger of $69 million offset by borrowings of $72 million and proceeds from the issuance of preferred stock of $15 million. Borrowings under the prior credit facility were used to fund acquisitions, development of GAU and working capital.

The Company's working capital at September 30, 1996 was $1.7 million.

EBITDA

The Company's EBITDA increased by $5.9 million to $8.8 million for the nine months ended September 30, 1996. The increase in EBITDA occurred primarily as a result of the Merger and the continued successful development of the GAU combined with the 1995 and 1996 Acquisitions.

For the three months ended September 30, 1996, EBITDA increased by $2.5 million to $3.8 million over the same period in 1995. The increase in EBITDA occurred primarily as a result of the Merger and the continued successful development of the GAU combined with the 1995 and 1996 Acquisitions.

Pro forma combined EBITDA for the Company and NEG-OK for the three months and nine months ended September 30, 1996 was $6.2 million and $18.0 million respectively. The compares to $3.7 million and $10.9 million for the same respective periods in 1995 on a pro forma basis.

EBITDA should not be considered an alternative to net income as an indicator of the Company's operating performance or an alternative to cash flows as a measure of liquidity.

FUTURE CAPITAL REQUIREMENTS

The Company has made, and will continue to make, substantial capital expenditures for acquisition, development and production of oil and natural gas reserves, particularly since a substantial portion of the proved reserves of the Company consist of proved undeveloped reserves, which require substantial capital expenditures to prove and develop.

In October 1996, the Company acquired an additional 14% working interest in the East Bayou Sorrel discovery well (the Schwing No. 1) and related acreage, located in Iberville Parish, Louisiana, increasing the Company's interest in such well to approximately 31% (the "East Bayou Sorrel Acquisition"). The purchase price was approximately $3.3 million cash. The East Bayou Sorrel acquisition will also reduce the interest in the Pending Acquisition described below that the Company will be required to offer to all other interest owners pursuant to area of mutual interest provisions contained in the existing East Bayou Sorrel operating agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

In November 1996, the Company signed a purchase and sale agreement to acquire a 100% working interest in the Bayou Sorrel field in Iberville Parish, Louisiana (the "Pending Acquisition"), which field is located adjacent to the Company's recently announced discovery well at East Bayou Sorrel. The purchase price is approximately $11 million, consisting of $9 million cash and $2 million in shares of Common Stock (the amount of such shares to be based upon the average closing price per share during the ten trading days prior to closing). The Company's interest in the Pending Acquisition may be reduced, along with a commensurate reduction in the cash portion of the purchase price, pursuant to area of mutual interest provisions contained in the existing operating agreement for East Bayou Sorrel, which requires the Company to make proportionate offers to all other working interest owners in East Bayou Sorrel.

The Pending Acquisition is subject to due diligence. The Company anticipates that it will close the Pending Acquisition in November 1996. The cash portion of the purchase price will be funded from available cash or proceeds from the Credit Facility.

The Company has budgeted capital expenditures of approximately $46.8 million for the three months ended December 31, 1996 and the year ended December 31, 1997, excluding the East Bayou Sorrel Acquisition and the Pending Acquisition. The Company is not contractually committed to expend these funds. The Company currently expects that available cash, cash flows from operations, proceeds from the issuance of the Senior Notes and available borrowings under the Credit Facility, will be sufficient to fund planned capital expenditures for its existing properties through 1997, including the Pending Acquisition. At November 1, 1996, following closing of the issuance of the Senior Notes, the Company had cash and cash equivalents of $34 million, an increase of $25 million from $9 million at September 30, 1996. However, the Company may need to raise additional capital to fund acquisitions which may become available to the Company in the future, and the development thereof.

For periods after 1997, the Company may seek additional capital, if required, from traditional reserve base borrowings, equity and debt offerings or joint ventures to further develop and explore its properties and to acquire additional properties. The Company's ability to access additional capital will depend on its continued success in exploring for and developing its oil and natural gas reserves and the status of the capital markets at the time such capital is sought. Accordingly, there can be no assurance that capital will be available to the Company from any source or that, if available, it will be at prices or on terms acceptable to the Company. Should the Company be unable to access the capital markets or should sufficient capital not be available, the development and exploration of the Company's properties could be delayed or reduced and, accordingly, oil and natural gas revenues and operating results may be adversely affected.

SENIOR NOTES

On November 1, 1996, the Company closed the offering of $100,000,000 of its 10-3/4% million Senior Notes due 2006. The net proceeds of the Senior Notes of approximately $96.8 million were used to repay approximately $62 million of borrowings under the Credit Facility and to increase the Company's working capital. The Senior Notes bear interest at 10-3/4% per annum, payable semi-annually on May 1 and November 1, commencing May 1, 1997. The Senior Notes mature November 1, 2006, but may be redeemed after November 1, 2001, at the Company's option. The Indenture governing the Senior Notes contains certain covenants, including, but not limited to, covenants restricting the Company and its Restricted Subsidiaries, as defined, ability to incur additional indebtedness. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

CREDIT FACILITIES

In August 1996, the Company consummated a $100.0 million reducing revolving line of credit, with an initial borrowing base of $60.0 million and a $5.0 million term loan. The proceeds from the initial borrowings were used to refinance the existing indebtedness of the Company and Alexander. On November 1, 1996 this facility was paid-off with a portion of the proceeds from the Senior Notes. Simultaneously, the Company entered into an amendment to the Credit Facility. The Credit Facility, as amended, is a revolving line of credit with an initial borrowing base of $25.0 million, $10.0 million of which can only be used to make acquisitions of producing oil and gas properties. The Credit Facility contains certain covenants, including maintenance of a minimum interest coverage ratio, a current ratio and a minimum tangible net worth. See
Note 3 of Notes to Consolidated Financial Statements.

PREFERRED STOCK

In August 1996, the Company completed the sale of 100,000 shares of Series D preferred stock for $10.0 million and 50,000 shares of Series E preferred stock for $5.0 million. The Series D and Series E are convertible into shares of Common Stock at a conversion price of $2.25 per share. In conjunction therewith, the Company agreed to extend the date at which it may first redeem its Series B and Series C convertible preferred stock from June 14, 1997 to June 14, 1999. See Note 5 of Notes to Consolidated Financial Statements.

CHANGES IN PRICES AND INFLATION

The Company's revenues and value of its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

The Company hedges crude oil and natural gas prices through the use of commodity swap agreements in an effort to reduce the effects of the volatility of the price of crude oil and natural gas on the Company's operations. These agreements involve the receipt of fixed-price amounts in exchange for variable payments based on NYMEX prices and specific volumes. In connection with the commodity swap agreements, the Company may also enter into basis swap agreements to reduce the effects of unusual fluctuations between prices actually received at the well head and NYMEX prices. Through the use of commodity price and basis swap agreements, the Company can fix the price to be received for specified volumes of production to the commodity swap price less the basis swap price. The differential to be paid or received, under the swap agreement, is accrued in the month of the related production and recognized as a component of crude oil and natural gas sales. The Company does not hold or issue financial instruments for trading purposes.

While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging is accomplished pursuant to swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities is managed by requiring minimum credit standards for counterparties, periodic settlements, and mark to market valuations. The Company has not been required to provide collateral relating to hedging activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

At September 30, 1996, the Company is entered into a basis swap agreement with a basis differential of $.205 covering 300,000 Mcf of natural gas to be produced during the remainder of 1996.

During the first nine months of 1996, the Company recognized a net gain of $20,000 related to hedging transactions.

Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three and nine months ended September 30, 1995 and 1996.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On October 7, 1996, a lawsuit filed on July 25, 1995 by Bill V. Dean and Elliott Associates, L.P. ("Elliott") against Alexander (now NEG-OK) and its directors in Oklahoma County District Court was dismissed without prejudice by Elliott. The lawsuit purported to be a derivative action on behalf of Alexander against the Alexander Board of Directors for breach of fiduciary duties in enacting a share rights plan, approving severance agreements and policies and proposing a senior note offering. No damages were sought against Alexander. The suit asked that the Alexander share rights plan and severance contracts and policy be invalidated, sought an injunction against Alexander's note offering and requested damages to Alexander from the directors in excess of $10,000.

ITEM 2.  CHANGES IN SECURITIES

On August 29, 1996, the Company closed the sale of the Series D and Series E Preferred Stock. The holders of the Series D have certain rights if certain events occur that may indicate that the Company is insolvent or is financially distressed. The member of the Board of Directors appointed by the holders of the Series D has the right to veto any voluntary bankruptcy filing by the Company. The holders of the Series D also have the right to chose to elect one-half of the members of the Board plus one member if certain events occur indicating insolvency of the Company, such as an involuntary bankruptcy filing or a default in indebtedness of the Company in excess of $10 million which is not cured within certain applicable cure periods. In addition, the holders of the Series E have the right to vote with the Common Stock on all matters submitted to the holders of Common Stock, such holders having the number of votes per share of Series E as is equal to the number of shares of Common Stock into which such share is convertible. As a result of such rights, the holders of Common Stock will vote as a class together with the Series E on all matters submitted to the holders of Common Stock, including the election of directors. In addition, the rights of such combined class to elect a majority of the Board of Directors of the Company may be affected by the rights of the Series D holders in the case of the occurrence of events triggering the rights of the holders of the Series D to elect one-half of the Board plus one member.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 29, 1996, an annual meeting of the shareholders of the Company was held.

At the meeting four proposals were voted upon and the following sets forth the number of votes that were cast for and against the proposals and the number of abstentions and broker no votes on the proposals:

         (i) Proposal to issue shares of Common Stock in connection with the Merger of Alexander with and into NEG-OK and to approve the Merger and the related Agreement and Plan of Merger, as amended, among the Company, Alexander and NEG-OK (the "Merger Agreement"):

                                        Common Stock              Series B               Series C
                                        ------------               -------                -------
For                                        8,761,694                52,500                 40,000
Against                                       22,858                  --                     --
Abstain                                       46,333                  --                     --
Broker No Votes                            1,951,939                  --                     --
                                          ----------               -------                -------
                                          10,782,824                52,500                 40,000
                                          ==========               =======                =======

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

         (ii) Proposal to elect five nominees as directors of the Company to serve until the next annual meeting of shareholders:

                                                Name of Director
                          Miles D.      Robert H.       George B.     George N.     Norman C.
                           Bender         Kite         McCullough     McDonald       Miller
                         ----------    ----------      ----------    ----------    ----------
For                      10,706,699    10,706,699      10,706,479    10,687,699    10,706,479
Against                      76,125        76,125          76,345        95,125        76,345
Abstain                         --                            220        19,000           220
                         ----------    ----------      ----------    ----------    ----------
                                             --
                                             --
                         10,782,824    10,782,824      10,782,824    10,782,824    10,782,824
                         ==========    ==========      ==========    ==========    ==========

         (iii) Proposal to amend the Certificate of Incorporation of the Company to eliminate the authorization of the Class B Common Stock, to change the name of the Class A Common Stock to "Common Stock," to increase the authorized number of shares of Common Stock from 50 million to 100 million shares, to clarify the powers of the Board of Directors to issue preferred stock without shareholder approval, and to extend from June 14, 1997 to June 14, 1999 the period during which the Company may not redeem the Series B Preferred Stock and the Series C Preferred
                 Stock:

                                        Common Stock              Series B             Series C
                                        ------------              --------             --------
For                                        8,613,787                52,500               40,000
Against                                      200,813                  --                   --
Abstain                                       69,845                  --                   --
Broker No Votes                            1,898,379                  --                   --
                                          ----------                ------               ------
                                          10,782,824                52,500               40,000
                                          ==========                ======               ======

         (iv) Proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the current fiscal year ended December 31, 1996:

For                                                             10,611,786
Against                                                             81,450
Abstain                                                             49,588
Broker No Votes                                                     40,000
                                                              ------------
                                                                10,782,824
                                                                ==========

In addition to the five directors elected above, effective immediately after the election of Directors by the holders of the Common Stock. Robert V. Sinnott was elected as the appointee of the Series B and Elwood W. Schafer was elected as the appointee of the Series C. Immediately after the effective time of the Merger, Bob G. Alexander, Jim L. David and Robert A. West were appointed to the Board of Directors pursuant to the Merger Agreement. Effective immediately after the sale of the Series D, Robert J. Mitchell was appointed to the Board of Directors by the holders of the Series D.

ITEM 5.  OTHER INFORMATION

On November 1, 1996, the Company completed an offering of $100,000,000 principal amount of its 10 3/4% Senior Notes due 2006. The offering was made as a private placement to three initial purchasers. The Senior Notes were not registered pursuant to the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an exemption from applicable registration requirements.

The $96,750,000 net proceeds of the offering were used to repay approximately $62 million under the Company's Credit Facility and the balance will be used to fund the Company's oil and natural gas exploitation, development, exploration and acquisition projects.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 2.1 Agreement and Plan of Merger, dated June 6, 1996, among the Company, NEG-OK, Inc. ("NEG-OK"), and Alexander Energy Corporation ("Alexander"(1)

                 2.2 First Amendment to Agreement and Plan of Merger, dated as of June 20, 1996, among the Company, NEG-OK and Alexander(2)

                 2.3 Mutual Waiver Agreement dated as of August 29, 1996 by and among the Company, NEG-OK and Alexande(3)

                 3.1 Certificate of Incorporation of the Company, which includes the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 20, 1990(4), the Certificate of Elimination of the Redeemable Convertible Preferred Stock, Series A of the Company, filed with the office of the Secretary of State of the State of Delaware on June 2, 199(3), the Certificate of Amendment of Certificate of Incorporation of the Company, filed with the office of the Secretary of State of the State of Delaware on August 29, 1996(3), the Certificate of Designations of the Company of 10% Cumulative Convertible Preferred Stock, Series B(5), the Certificate of Designations of the Company of 10 1/2% Cumulative Convertible Preferred Stock, Series C(6), the Certificate of Designations of the Company of Convertible Preferred Stock, Series D(3), and the Certificate of Designations of the Company of Convertible Preferred Stock, Series E(3)

                 3.2      By-laws of the Company(4)

                 4.1 Certificate of Designations of the Company of 10% Cumulative Convertible Preferred Stock, Series B(5)

                 4.2 Certificate of Designations of the Company of 10 1/2% Cumulative Convertible Preferred Stock, Series C(6)

                 4.3 Certificate of Designations of the Company of Convertible Preferred Stock, Series D(3)

                 4.4 Certificate of Designations of the Company of Convertible Preferred Stock, Series E(3)

                 4.5 Note Agreement dated as of April 25, 1989, by and among AEJH 1989 Limited Partnership, Alexander and John Hancock Mutual Life Insurance (10 1/2% Senior Secured Notes(8)

                 4.6 Letter dated August 29, 1996 between Alexander and John Hancock Mutual Life Insurance Company relating to the payment of the 1989 Note(3)

                 4.7      Specimen Common Stock Certificate(9)

                 4.8 Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the "Guarantor"), formerly NEG-OK, and Bank One, Columbus, N.A.(10)

                 4.9      Specimen Global Note Certificate dated November 1,
                          1996(10)

                 10.1 Crude Oil Purchase Contract, dated November 30, 1992, between the Company and Plains Liquids Transport Inc.(11)

                 10.2 Amendment to Crude Oil Purchase Contract, dated November 17, 1993, between the Company and Plains Liquids Transport, Inc.(5)

                 10.3 Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and Transportation Inc. and the predecessor contract, the Crude Oil Purchase Contract, dated November 12, 1991, between Sunnybrook Transmission, Inc. and TriSearch Inc.(11)

                 10.4 Stock Purchase Agreement, dated as of June 2, 1994, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne, Anderson Nontraditional Investments L.P., and Opportunity Associates L.P.(5)

                 10.5     Gaines Berland, Inc. Warrant, dated January 27,
                          1995(1)

                 10.11 Purchase and Sale Agreement, dated as of March 29, 1995, between the Company and Enron Oil and Gas Company(6)

                 10.12 Agreement for Purchase and Sale (Oak Hill), dated April 12, 1995, between the Company and Sierra 1994 I Limited Partnership(6)

                 10.13 Agreement for Purchase and Sale (Mustang Island), dated April 20, 1995, between the Company and Sierra Mineral Development, L.C.(6)

                 10.14 Stock Purchase Agreement, dated as of June 14, 1995, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne, Anderson Nontraditional Investments L.P., and Opportunity Associates L.P.(6)

                 10.15 Executive Employment Agreement, dated January 1, 1996, between the Company and Miles D. Bender(12)

                 10.16 Executive Employment Agreement, dated January 1, 1996, between the Company and R. Thomas Fetters, Jr(12)

                 10.17 Agreement, dated January 1, 1996, between the Company and Randall A. Carter(12)

                 10.18 Agreement, dated January 1, 1996, between the Company and Robert A. Imel(12)

                 10.19 Executive Employment Agreement, dated January 1, 1996, between the Company and Melissa Rutledge(12)

                 10.20 Executive Employment Agreement, dated January 1, 1996, between the Company and William T. Jones(12)

                 10.22 Executive Employment Agreement, dated June 6, 1996, between the Company and David E. Grose(1)

                 10.23 Executive Employment Agreement, dated June 5, 1996, between the Company and Sue Barnard(1)

                 10.24 Executive Employment Agreement, dated June 6, 1996, between the Company and Jim L. David(1)

                 10.25 Employment Agreement, dated June 6, 1996, between the Company and Bob G. Alexander(1)

                 10.26 Employment Agreement, dated June 6, 1996, between the Company and Roger G. Alexander(1)

                 10.29 Prudential Securities Incorporated Warrant to Purchase 100,000 Shares of the Company's Common Stock(3)

                 10.30 Gaines Berland, Inc. Warrant to Purchase 300,000 Shares of the Company's Common Stock(3)

                 10.31 Gaines Berland, Inc. Warrant to Purchase 700,000 Shares of the Company's Common Stock(3)

                 10.32 Agreement dated January 1, 1996 between the Company and Sandefer Oil & Gas, Inc.(1)

                 10.33 Consulting Agreement dated January 1, 1996 between the Sandefer Oil & Gas, Inc. and Potosky Oil & Gas, Inc. and Atocha Exploration, Inc.(1)

                 10.34 Stock Purchase Agreement dated August 7, 1996 between the Company and High River Limited Partnership(2)

                 10.35 High River Limited Partnership Warrant to purchase 700,000 Shares of Common Stock, dated August 29, 1996(3)

                 10.36 Stock Purchase Agreement dated as of August 26, 1996, between the Company and Foremost Insurance Company, Arbco Associates, L.P., Kayne, Anderson
                          Nontraditional Investments L.P., Offense Group Associates, L.P., Topa Insurance Company and Kayne, Anderson Offshore Limited (the "Series E Investors")(3)

                 10.37 Form of Series E Investors' Warrants to purchase an aggregate 350,000 Shares of Common Stock, dated August 29, 1996(3)

                 10.38 Agreement dated as of August 29, 1996 by and between the Company and Prudential Securities Incorporated(3)

                 10.40 Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and the Company, NEG-OK and Boomer Marketing Corporation ("Boomer")(3)

                 10.41 $50,000,000 Revolving Note dated August 29, 1996 payable to Bank One(3)

                 10.42 $50,000,000 Revolving Note dated August 29, 1996 payable to Credit Lyonnais(3)

                 10.43 $2,500,000 Term Note dated August 29, 1996 payable to Bank One(3)

                 10.44 $2,500,000 Term Note dated August 29, 1996 payable to Credit Lyonnais(3)

                 10.45 Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(3)

                 10.46 Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(3)

                 10.47 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(3)

                 10.48 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(3)

                 10.49 Form of Deeds of Trust, Mortgages, Security Agreements, Assignments of Production and Financing Statements covering oil and gas properties of the Company and NEG-OK, dated August 29, 1996(3)

                 10.50 Sale and Purchase Agreement dated September 26, 1994 by and among JMC Exploration, Inc., Ted Bowman, Chris Webb and John Abrahamson and Alexander(13)

                 10.51 First Amendment to Sale and Purchase Agreement dated October 26, 1994 by and among JMC Exploration, Inc., Ted Bowman, Chris Webb and John Abrahamson and Alexander(13)

                 10.52 Alexander Energy Corporation 1986 Incentive Stock Option Plan, as amended(14)

                 10.53    Alexander Energy Corporation 1993 Stock Option
                          Plan(15)

                 10.54 Agreement of Limited Partnership of AEJH 1985 Limited Partnership by and between Alexander and John Hancock Mutual Life Insurance Company, together with all amendments thereto(16)

                 10.55 Agreement of Limited Partnership of AEJH 1987 Limited Partnership by and between Alexander and John Hancock Mutual Life Insurance Company, together with all amendments thereto(16)

                 10.56 Agreement of Limited Partnership of AEJH 1989 Limited Partnership by and between Alexander and John Hancock Mutual Life Insurance Company dated April 25, 1989(8)

                 10.57 Limited Partnership Agreement of Energy and Environmental Services Limited Partnership dated May 15, 1991 by and between Energy and Environmental Services, Inc., as general partner, and Alexander Energy Corporation and REP, Inc., as limited partner(16)

                 10.58 Warrant Purchase Agreement among Alexander, Hanifen, Imhoff Inc. and The Principal/Eppler, Guerin & Turner, Inc.(17)

                 10.59 Purchase Option Agreement (warrants) between American National Energy Corporation and Gaines, Berland, Inc. dated September 14, 1993(8)

                 10.60 Form of Special Severance Agreements between Alexander and the technical support staff of Alexander, between NEG-OK and Cyndy Burris and John Christofferson, respectively(8)

                 10.61    Separation Policy of Alexander dated December 8,
                          1994(8)

                 10.62 Asset Purchase and Sale Agreement dated September 30, 1996 by and between the Company and Araxas Energy Corporation, Araxas SPV-1, Inc., Araxas Exploration, Inc. and O'Sullivan Oil and Gas Company, Inc.(10)

                 10.63 Purchase Agreement dated October 29, 1996, by and among the Company, Guarantor and Bear, Stearns & Co. Inc., Smith Barney Inc. and Jefferies & Company, Inc. (the "Initial Purchasers")(10)

                 10.64 Registration Rights Agreement dated October 29, 1996, by and among the Company, Guarantor and the Initial Purchasers(10)

                 10.65 First Amendment to Restated Loan Agreement dated October 31, 1996 among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer(10)

                 27.1     Financial Data Schedule(18)

                 99.39 Certificate of Merger with respect to the merger of Alexander with and into NEG-OK, filed with the offices of the Secretary of State of the State of Delaware and the Secretary of State of the State of Oklahoma on August 29, 1996(3)

         _______________

         (1) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-9045), dated July 29, 1996.

         (2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-9045), dated August 7, 1996.

         (3) Incorporated by reference to the Company's Current Report on Form 8-K, dated August 29, 1996.

         (4) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-38331), dated April 23, 1991.

         (5) Incorporated by reference to the Company's Current Report on Form 8-K, dated June 17, 1994.

         (6) Incorporated by reference to the Company's Current Report on Form 8-K, dated July 17, 1995.

         (7) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-81172), dated July 27, 1994.

         (8) Incorporated by reference to Alexander's Form 10-K for the fiscal year ended December 31, 1994.

         (9) Incorporated by reference to the Company's Current Report on Form 8-K/A No. 1, dated August 29, 1996.

         (10)    Filed herewith.

         (11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

         (12) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

         (13) Incorporated by reference to Alexander's Current Report on Form 8-K, dated November 14, 1994.

         (14) Incorporated by reference to Alexander's Registration Statement (No. 33-20425), dated March 22, 1988.

         (15) Incorporated by reference to Alexander's Proxy Statement for the 1993 Annual Meeting of Stockholders.

         (16) Incorporated by reference to Alexander's Form 10-K for the fiscal year ended December 31, 1991.

         (17) Incorporated by reference to Alexander's Amendment No. 1 to Registration Statement (No. 33-57142), dated February 26, 1993.

         (18) The Financial Data Schedule, for the nine months ended September 30, 1996, is filed herewith for EDGAR filings only.


         (b)     Reports on Form 8-K:

Current Reports on Form 8-K and Form 8-K/A No. 1 dated August 29, 1996 to announce the consummation of the transactions contemplated by the Agreement and Plan of Merger among the Company, NEG-OK and Alexander (Item 2), to announce the amendment to the Company's Certificate of Incorporation, the closing of the sale of the Series D and Series E, the Credit Facility, and agreements with Prudential Securities Incorporated and Gaines Berland, Inc. regarding investment advisor compensation (Item 5), and to provide the required historical financial statements of the business acquired and the required pro forma financial information relating to the Merger (Item 7). The Merger, the Credit Facility and the Series D and E are more fully described in Notes 2, 3 and 5, respectively, of Notes to Consolidated Financial Statements.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned, thereunto duly authorized


                            NATIONAL ENERGY GROUP, INC.
                                    (Registrant)


Date:  November 14, 1996    By:  /s/ MILES D. BENDER
                                --------------------------------------------
                                       Miles D. Bender
                                       President and Chief Executive Officer


Date:  November 14, 1996    By:  /s/ ROBERT A. IMEL
                                --------------------------------------------
                                       Robert A. Imel
                                       Chief Financial Officer


Date:  November 14, 1996    By:  /s/ DAVID E. GROSE
                                --------------------------------------------
                                       David E. Grose
                                       Vice-President Finance and Treasurer


Date:  November 14, 1996    By:  /s/ MELISSA RUTLEDGE
                                --------------------------------------------
                                       Melissa Rutledge
                                       Controller and Chief Accounting Officer

                               Index to Exhibits


                 2.1 Agreement and Plan of Merger, dated June 6, 1996, among the Company, NEG-OK, Inc. ("NEG-OK"), and Alexander Energy Corporation ("Alexander"(1)

                 2.2 First Amendment to Agreement and Plan of Merger, dated as of June 20, 1996, among the Company, NEG-OK and Alexander(2)

                 2.3 Mutual Waiver Agreement dated as of August 29, 1996 by and among the Company, NEG-OK and Alexande(3)

                 3.1 Certificate of Incorporation of the Company, which includes the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 20, 1990(4), the Certificate of Elimination of the Redeemable Convertible Preferred Stock, Series A of the Company, filed with the office of the Secretary of State of the State of Delaware on June 2, 199(3), the Certificate of Amendment of Certificate of Incorporation of the Company, filed with the office of the Secretary of State of the State of Delaware on August 29, 1996(3), the Certificate of Designations of the Company of 10% Cumulative Convertible Preferred Stock, Series B(5), the Certificate of Designations of the Company of 10 1/2% Cumulative Convertible Preferred Stock, Series C(6), the Certificate of Designations of the Company of Convertible Preferred Stock, Series D(3), and the Certificate of Designations of the Company of Convertible Preferred Stock, Series E(3)

                 3.2      By-laws of the Company(4)

                 4.1 Certificate of Designations of the Company of 10% Cumulative Convertible Preferred Stock, Series B(5)

                 4.2 Certificate of Designations of the Company of 10 1/2% Cumulative Convertible Preferred Stock, Series C(6)

                 4.3 Certificate of Designations of the Company of Convertible Preferred Stock, Series D(3)

                 4.4 Certificate of Designations of the Company of Convertible Preferred Stock, Series E(3)

                 4.5 Note Agreement dated as of April 25, 1989, by and among AEJH 1989 Limited Partnership, Alexander and John Hancock Mutual Life Insurance (10 1/2% Senior Secured Notes(8)

                 4.6 Letter dated August 29, 1996 between Alexander and John Hancock Mutual Life Insurance Company relating to the payment of the 1989 Note(3)

                 4.7      Specimen Common Stock Certificate(9)

                 4.8 Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the "Guarantor"), formerly NEG-OK, and Bank One, Columbus, N.A(10)

                 4.9      Specimen Global Note Certificate dated November 1,
                          1996(10)

                 10.1 Crude Oil Purchase Contract, dated November 30, 1992, between the Company and Plains Liquids Transport Inc.(11)

                 10.2 Amendment to Crude Oil Purchase Contract, dated November 17, 1993, between the Company and Plains Liquids Transport, Inc.(5)

                 10.3 Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and Transportation Inc. and the predecessor contract, the Crude Oil Purchase Contract, dated November 12, 1991, between Sunnybrook Transmission, Inc. and TriSearch Inc(11)

                 10.4 Stock Purchase Agreement, dated as of June 2, 1994, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne, Anderson Nontraditional Investments L.P., and Opportunity Associates L.P.(5)

                 10.5     Gaines Berland, Inc. Warrant, dated January 27,
                          1995(1)

                 10.11 Purchase and Sale Agreement, dated as of March 29, 1995, between the Company and Enron Oil and Gas Company(6)

                 10.12 Agreement for Purchase and Sale (Oak Hill), dated April 12, 1995, between the Company and Sierra 1994 I Limited Partnershi(6)

                 10.13 Agreement for Purchase and Sale (Mustang Island), dated April 20, 1995, between the Company and Sierra Mineral Development, L.C.(6)

                 10.14 Stock Purchase Agreement, dated as of June 14, 1995, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne, Anderson Nontraditional Investments L.P., and Opportunity Associates L.P.(6)

                 10.15 Executive Employment Agreement, dated January 1, 1996, between the Company and Miles D. Bender(12)

                 10.16 Executive Employment Agreement, dated January 1, 1996, between the Company and R. Thomas Fetters, Jr(12)

                 10.17 Agreement, dated January 1, 1996, between the Company and Randall A. Carter(12)

                 10.18 Agreement, dated January 1, 1996, between the Company and Robert A. Imel(12)

                 10.19 Executive Employment Agreement, dated January 1, 1996, between the Company and Melissa Rutledge(12)

                 10.20 Executive Employment Agreement, dated January 1, 1996, between the Company and William T. Jones(12)

                 10.22 Executive Employment Agreement, dated June 6, 1996, between the Company and David E. Grose(1)

                 10.23 Executive Employment Agreement, dated June 5, 1996, between the Company and Sue Barnard(1)

                 10.24 Executive Employment Agreement, dated June 6, 1996, between the Company and Jim L. David(1)

                 10.25 Employment Agreement, dated June 6, 1996, between the Company and Bob G. Alexander(1)

                 10.26 Employment Agreement, dated June 6, 1996, between the Company and Roger G. Alexander(1)

                 10.29 Prudential Securities Incorporated Warrant to Purchase 100,000 Shares of the Company's Common Stock(3)

                 10.30 Gaines Berland, Inc. Warrant to Purchase 300,000 Shares of the Company's Common Stock(3)

                 10.31 Gaines Berland, Inc. Warrant to Purchase 700,000 Shares of the Company's Common Stock(3)

                 10.32 Agreement dated January 1, 1996 between the Company and Sandefer Oil & Gas, Inc.(1)

                 10.33 Consulting Agreement dated January 1, 1996 between the Sandefer Oil & Gas, Inc. and Potosky Oil & Gas, Inc. and Atocha Exploration, Inc.(1)

                 10.34 Stock Purchase Agreement dated August 7, 1996 between the Company and High River Limited Partnershi(2)

                 10.35 High River Limited Partnership Warrant to purchase 700,000 Shares of Common Stock, dated August 29, 1996(3)

                 10.36 Stock Purchase Agreement dated as of August 26, 1996, between the Company and Foremost Insurance Company, Arbco Associates, L.P., Kayne, Anderson
                          Nontraditional Investments L.P., Offense Group Associates, L.P., Topa Insurance Company and Kayne, Anderson Offshore Limited (the "Series E Investors")(3)

                 10.37 Form of Series E Investors' Warrants to purchase an aggregate 350,000 Shares of Common Stock, dated August 29, 1996(3)

                 10.38 Agreement dated as of August 29, 1996 by and between the Company and Prudential Securities Incorporate(3)

                 10.40 Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and the Company, NEG-OK and Boomer Marketing Corporation ("Boomer")(3)

                 10.41 $50,000,000 Revolving Note dated August 29, 1996 payable to Bank One(3)

                 10.42 $50,000,000 Revolving Note dated August 29, 1996 payable to Credit Lyonnais(3)

                 10.43 $2,500,000 Term Note dated August 29, 1996 payable to Bank One(3)

                 10.44 $2,500,000 Term Note dated August 29, 1996 payable to Credit Lyonnais(3)

                 10.45 Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(3)

                 10.46 Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(3)

                 10.47 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(3)

                 10.48 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(3)

                 10.49 Form of Deeds of Trust, Mortgages, Security Agreements, Assignments of Production and Financing Statements covering oil and gas properties of the Company and NEG-OK, dated August 29, 199(3)

                 10.50 Sale and Purchase Agreement dated September 26, 1994 by and among JMC Exploration, Inc., Ted Bowman, Chris Webb and John Abrahamson and Alexande(13)

                 10.51 First Amendment to Sale and Purchase Agreement dated October 26, 1994 by and among JMC Exploration, Inc., Ted Bowman, Chris Webb and John Abrahamson and Alexande(13)

                 10.52 Alexander Energy Corporation 1986 Incentive Stock Option Plan, as amended(14)

                 10.53    Alexander Energy Corporation 1993 Stock Option
                          Plan(15)

                 10.54 Agreement of Limited Partnership of AEJH 1985 Limited Partnership by and between Alexander and John Hancock Mutual Life Insurance Company, together with all amendments theret(16)

                 10.55 Agreement of Limited Partnership of AEJH 1987 Limited Partnership by and between Alexander and John Hancock Mutual Life Insurance Company, together with all amendments theret(16)

                 10.56 Agreement of Limited Partnership of AEJH 1989 Limited Partnership by and between Alexander and John Hancock Mutual Life Insurance Company dated April 25, 198(8)

                 10.57 Limited Partnership Agreement of Energy and Environmental Services Limited Partnership dated May 15, 1991 by and between Energy and Environmental Services, Inc., as general partner, and Alexander Energy Corporation and REP, Inc., as limited partner(16)

                 10.58 Warrant Purchase Agreement among Alexander, Hanifen, Imhoff Inc. and The Principal/Eppler, Guerin & Turner, Inc.(17)

                 10.59 Purchase Option Agreement (warrants) between American National Energy Corporation and Gaines, Berland, Inc. dated September 14, 199(8)

                 10.60 Form of Special Severance Agreements between Alexander and the technical support staff of Alexander, between NEG-OK and Cyndy Burris and John Christofferson, respectivel(8)

                 10.61    Separation Policy of Alexander dated December 8,
                          1994(8)

                 10.62 Asset Purchase and Sale Agreement dated September 30, 1996 by and between the Company and Araxas Energy Corporation, Araxas SPV-1, Inc., Araxas Exploration, Inc. and O'Sullivan Oil and Gas Company, Inc.(10)

                 10.63 Purchase Agreement dated October 29, 1996, by and among the Company, Guarantor and Bear, Stearns & Co. Inc., Smith Barney Inc. and Jefferies & Company, Inc. (the "Initial Purchasers"(10)

                 10.64 Registration Rights Agreement dated October 29, 1996, by and among the Company, Guarantor and the Initial Purchasers(10)

                 10.65 First Amendment to Restated Loan Agreement dated October 31, 1996 among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer

                 27.1     Financial Data Schedule(18)

                 99.39 Certificate of Merger with respect to the merger of Alexander with and into NEG-OK, filed with the offices of the Secretary of State of the State of Delaware and the Secretary of State of the State of Oklahoma on August 29, 199(3)

         _______________

         (1) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-9045), dated July 29, 1996.

         (2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-9045), dated August 7, 1996.

         (3) Incorporated by reference to the Company's Current Report on Form 8-K, dated August 29, 1996.

         (4) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-38331), dated April 23, 1991.

         (5) Incorporated by reference to the Company's Current Report on Form 8-K, dated June 17, 1994.

         (6) Incorporated by reference to the Company's Current Report on Form 8-K, dated July 17, 1995.

         (7) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 33-81172), dated July 27, 1994.

         (8) Incorporated by reference to Alexander's Form 10-K for the fiscal year ended December 31, 1994.

         (9) Incorporated by reference to the Company's Current Report on Form 8-K/A No. 1, dated August 29, 1996.

         (10)    Filed herewith.

         (11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

         (12) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

         (13) Incorporated by reference to Alexander's Current Report on Form 8-K, dated November 14, 1994.

         (14) Incorporated by reference to Alexander's Registration Statement (No. 33-20425), dated March 22, 1988.

         (15) Incorporated by reference to Alexander's Proxy Statement for the 1993 Annual Meeting of Stockholders.

         (16) Incorporated by reference to Alexander's Form 10-K for the fiscal year ended December 31, 1991.

         (17) Incorporated by reference to Alexander's Amendment No. 1 to Registration Statement (No. 33-57142), dated February 26, 1993.

         (18) The Financial Data Schedule, for the nine months ended September 30, 1996, is filed herewith for EDGAR filings only.