Form 10-K405
period 1996-12-31
NATIONAL ENERGY GROUP INC
filed 1997-03-31
CIK 870756

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 0-19136 (Common Stock) and
                             333-9045(Senior Notes)

                           NATIONAL ENERGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    58-1922764
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

                       4925 Greenville Avenue, Suite 1400
                               Dallas, Texas 75206
               (Address of principal executive offices) (Zip Code)

       (Registrant's telephone number, including area code) (214) 692-9211

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of Class)

            Securities registered pursuant to Securities Act of 1933:
                         Senior Notes, 10 3/4% due 2006

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X    No
                                                ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments hereto to this Form 10-K. [X]

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of March 25, 1997 (based upon the last sales price of $3.6875 as reported by NASDAQ) was $101,743,147.


     36,145,359 shares of the Registrant's common stock, $0.01 par value, were outstanding on March 25, 1997.

     The information required by Part III of this Report is incorporated by reference from Registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders (to be filed with the Commission not later than April 30, 1997).

                                TABLE OF CONTENTS


                                     PART I
                                                                          Page

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES...................................   2
           General........................................................   2
           Business Strategy..............................................   2
           Forward-Looking Statements.....................................   3
           Recent Developments............................................   4
           Oil and Natural Gas Properties.................................   6
           Principal Areas of Operation...................................   6
           Development and Exploitation...................................   7
           Exploration....................................................   9
           Oil and Natural Gas Production.................................  11
           Productive Well Summary........................................  11
           Production Economics...........................................  12
           Leasehold Acreage..............................................  12
           Drilling Activity..............................................  13
           Title to Oil and Natural Gas Properties........................  13
           Production and Sales Prices....................................  13
           Lease Interests................................................  13
           Control Over Production Activities.............................  14
           Factors Beyond the Company's Control...........................  14
           Markets and Customers..........................................  14
           Regulation.....................................................  14
           Operational Hazards and Insurance..............................  17
           Competition....................................................  17
           Office Space and Other.........................................  17
           Employees......................................................  17
ITEM 3.    LEGAL PROCEEDINGS..............................................  17
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  18

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS............................................  18
           Market Information.............................................  18
           Holders........................................................  18
           Dividends on Common Stock......................................  18
ITEM 6.    SELECTED FINANCIAL DATA........................................  19
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................  21
           Overview.......................................................  21
           Results of Operations..........................................  21
           Pro Forma Results of Operations................................  23
           Liquidity and Capital Resources................................  24
           Changes in Prices and Inflation................................  27
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA ....................  27
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.......................................  27

                                    PART III

ITEM 10.   DIRECTORS AND EXECUIVE OFFICERS OF THE REGISTRANT..............  27
ITEM 11.   EXECUTIVE COMPENSATION.........................................  28
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.....................................................  28
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  28

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K....................................................  28
           Signatures.....................................................  35

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

General.

     National Energy Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 20, 1990. Effective June 11, 1991, Big Piney Oil and Gas Company ("Big Piney") and VP Oil, Inc. ("VP") merged with and into the Company. The principal executive offices of the Company are located at 4925 Greenville Avenue, Suite 1400, Dallas, Texas, 75206.

     The Company is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of oil and natural gas. Through the acquisition of oil and natural gas properties with significant reserve and production enhancement potential, and the subsequent exploration, exploitation and development of those properties, the Company has substantially increased its reserves and geographically diversified its property holdings. In its acquisitions of oil and natural gas properties, the Company targets major producing basins in Texas, Oklahoma, Arkansas, Louisiana, Mississippi, Alabama, and offshore in the Gulf of Mexico, and seeks to acquire reserves that are balanced between oil and natural gas with a mix of both short and long reserve lives. While continuing to pursue attractive acquisition opportunities, the Company has increased its focus upon implementing a comprehensive exploitation and development program for its existing properties. This program is designed to enhance proved producing reserves and convert proved undeveloped reserves to proved producing reserves through development drilling, workovers, recompletions and other production enhancement activities. As a complement to these efforts, the Company recently initiated an exploration program concentrating primarily on onshore Gulf of Mexico prospects in Texas, Louisiana, Mississippi, and Alabama, and offshore Gulf of Mexico prospects in shallow state waters in offshore Texas.

     As a result of its acquisition, exploitation, development and exploration activities, the Company has substantially increased its reserves, production and cash flow since 1991. The Company's estimated net proved reserves and PV10% have grown from 6.8 Bcfe and $6.1 million, respectively, at December 31, 1991, to
181.7 Bcfe (71% natural gas) and $291.7 million (62% proved developed), respectively, at December 31, 1996 as determined from reserve reports prepared by Netherland, Sewell & Associates, Inc. ("Netherland & Sewell"), independent petroleum engineers. The Company's average net daily production has increased from 1.2 Mmcfe for 1991 to 41.4 Mmcfe for the fourth quarter of 1996. As a result of increases in reserves and production, the Company has increased cash flow from operations from $0.3 million for 1991 to $11.8 million for 1996.

     The Company estimates it has a backlog of approximately 206 development opportunities (including recompletions, drilling locations and proposed waterfloods) on its existing properties, which the Company believes will provide at least a three-year inventory of development projects. The Company has established an aggregate development and exploration capital budget for its existing properties of approximately $57 million for 1997 consisting of approximately $45 million for development and exploitation projects and approximately $12 million for selective exploratory activities primarily on its onshore Texas, Louisiana, Mississippi, Alabama and offshore Gulf of Mexico properties. Actual amounts expended by the Company for development and exploration activities will be dependent on a number of factors, including oil and natural gas prices, seismic and drilling costs, future drilling results and the availability of capital.

Business Strategy.

     The Company strives to increase reserves, production and cash flow from operations through a strategy of (i) focusing on development and exploitation activities to maximize production and ultimate reserve recovery, (ii) acquiring oil and natural gas properties with significant exploitation, development and/or exploration potential, (iii) obtaining operational control of its properties,
(iv) maintaining a low operating cost structure, and (v) selectively exploring and developing properties with significant reserve potential.

     Development and Exploitation. In 1994, 1995 and 1996, the Company participated in the drilling of 9 gross (6.4 net) development wells, 25 gross (21.3 net) development wells and 29 gross (25.8 net) development wells, respectively. All but two of the development wells drilled since 1994 have been commercially productive. The Company intends to intensify development and exploitation of its existing properties through development drilling, workovers, redrills, recompletions, and other production enhancement techniques to maximize its production and reserves. As of December 31, 1996, the Company has identified approximately 206 development opportunities (including recompletions and drilling locations) on the Company's existing properties. The Company has a development and exploitation capital expenditure budget of approximately $45 million for 1997, a major portion of which is targeted to develop proved undeveloped reserves.

     Property Acquisitions. Acquisitions of producing oil and gas properties have contributed significantly to the Company's historical growth in reserves. During the period from January 1, 1991 through December 31, 1996, the Company has acquired, through fifteen transactions, 202.1 Bcfe of estimated net proved reserves. While the Company expects to generate future growth in reserves and production through its increased emphasis on development and exploratory drilling, the Company will continue to seek to opportunistically acquire properties that complement and enhance its inventory of development, exploitation and exploration projects. Consistent with its historical acquisition strategy, the Company expects to focus on purchases of underdeveloped properties in its core areas of expertise either through negotiated property acquisitions or acquisitions of companies with oil and natural gas properties.

     Operational Control. The Company generally prefers to operate and, except for its exploratory prospects, to own a majority working interest in its oil and natural gas properties. This operating philosophy enables the Company to control the nature, timing and costs of exploration and development of its properties, as well as the marketing of the resulting production. At December 31, 1996, the Company operated 506 of the 833 producing wells in which it owns an interest.

     Low Operating Cost Structure. The Company seeks to increase cash flow by maintaining a low unit operating cost structure through its focus on increasing production while limiting its field operating and corporate overhead expenses. Through these efforts, the Company has reduced historical unit lease operating expenses 40% from $0.70 per Mcfe in 1991 to $.42 per Mcfe during the year ended December 31, 1996. During these same periods, the Company decreased historical unit general and administrative expenses 58% from $0.80 per Mcfe to $.34 per Mcfe.

     Selective Exploration Program. To balance its relatively lower risk development and exploitation activities, the Company expects that exploration drilling will become a more important aspect of its business in the future. The Company also seeks to reduce the risks normally associated with exploratory drilling by (i) allocating only a portion of its capital expenditure budget to exploration activities, (ii) limiting its working interests in exploratory prospects through participation by industry partners, (iii) obtaining operational control of its prospects, and (iv) utilizing advanced technologies, including 3-D seismic surveys, where cost-effective. The Company's recently initiated exploration program targets prospects with significant reserve potential, focusing primarily on its inventory of exploratory prospects in onshore Texas, Louisiana, Mississippi and Alabama and offshore Gulf of Mexico, including the Mustang Island Properties and Bayou Sorrel Properties. To provide additional expertise in prospect generation and analysis for its exploration program and to control prospect generation costs, the Company has entered into an agreement with Sandefer Oil and Gas, Inc. ("Sandefer") under which prospects in Louisiana, Texas and Mississippi are generated exclusively for the Company's consideration and Sandefer participates with the Company in the evaluation, marketing and sale of such prospects (collectively, the "Sandefer Exploration Venture"). The agreement with Sandefer also involves an arrangement with the two geologists associated with Sandefer, who have substantial exploration experience in the Gulf Coast region. The geologists have access to the extensive engineering and licensed geological and geophysical data bases for Louisiana, Texas and Mississippi owned or licensed by Sandefer.

Forward-Looking Statements.

     All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectations of management and are based on the Company's historical operating trends, its proved reserve position as of December 31, 1996, and other information currently available to management. These statements assume, among other things, (i) that no significant changes will occur in the operating environment for the Company's oil and gas properties, and (ii) that there will be no material acquisitions or divestitures except as disclosed herein. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risk, environmental risk, drilling risk, reserve and operations and production risk. Many of these risks are described elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". Moreover, the Company may make material acquisitions or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.

Recent Developments.

     In January 1996, the Company completed the acquisition of oil and natural gas properties in offshore Nueces County, Texas, adjacent to the Company's
Mustang Island property, from C/A Limited, Chartex Petroleum Company and Petrotex Engineering Company (the "CA Acquisition"). The acquisition included interests in five wells, a pipeline and separation facility related to Mustang Island. The consideration for this acquisition consisted of 140,857 shares of the Company's Common Stock and $675,000 in cash.

     In February 1996, the Company completed the acquisition of two oil and natural gas wells on one offshore block, interests in five other offshore blocks, and a related production platform and equipment in offshore Nueces
County, Texas, adjacent to the Company's Mustang Island property, from UMC Petroleum Corporation (the "UMC Acquisition"). The Company paid UMC Petroleum Corporation $1,500,000 in cash. The acquisition was funded primarily from borrowings under a credit facility.

     In April 1996, the Company was awarded exploration rights on 16 offshore tracts (covering 7,765 acres) in the Mustang Island area in offshore Nueces County, Texas through successful bids with the State of Texas ("Offshore Lease Acquisition"). The Company paid $1,437,302 in cash for these rights and the purchase was funded by borrowings under a credit facility and available cash.

     On August 29, 1996, the Company completed the acquisition of Alexander Energy Corporation ("Alexander") through a merger of Alexander with and into National Energy Group of Oklahoma, Inc. ("NEG-OK"), a wholly-owned subsidiary of the Company, (the "Merger"). Pursuant to the Merger (a) the separate corporate existence of Alexander terminated, (b) each share of Alexander common stock, par value $0.03 per share ("Alexander Common Stock"), together with certain rights associated with the Alexander Common Stock outstanding immediately before the Merger, were converted into 1.7 shares of the Company's common stock, par value $0.01 per share ("Common Stock") and (c) all outstanding options and warrants to purchase Alexander Common Stock were assumed by the Company and converted into options and warrants to purchase Common Stock. In lieu of fractional shares, Alexander shareholders otherwise entitled to receive fractional shares of Common Stock were paid in cash an amount equal to $4.375 multiplied by the fraction of a share of Common Stock to be received. On December 31, 1996, NEG-OK was merged into and with the Company and its separate corporate existence ceased to exist.

     On August 29, 1996, the Company also closed the sale of 100,000 shares of its Convertible Preferred Stock, Series D, $1.00 par value per share ("Series D"), the sale of 50,000 shares of its Convertible Preferred Stock, Series E, $1.00 par value per share ("Series E"), and warrants to purchase 1,050,000 shares of Common Stock. See Note 6 of Notes to Financial Statements.

     In September 1996, the Company completed the acquisition of oil and natural gas properties located in the South Lake Boeuf Field, La Fourche, Parish,
Louisiana from Araxas Energy Corporation, Araxas SPV-1, Inc. and Araxas Exploration, Inc. and O'Sullivan Oil and Gas Company (the "Lake Boeuf Acquisition"). The consideration paid by the Company consisted of $1,500,000 in cash and 1,758,460 shares of the Company's Common Stock. The cash portion of the acquisition was funded from available cash.

     In October 1996, the Company acquired certain leasehold interests located in the East Bayou Sorrel Field, Iberville Parish, Louisiana from W&T Offshore, Inc. (the "W&T Acquisition") The consideration paid by the Company consisted of $3,300,000 in cash. The Company funded the acquisition with available cash.

     In November 1996, the Company completed the acquisition of oil and natural gas properties and related facilities located in the Bayou Sorrel Field, Iberville Parish, Louisiana from Panaco, Inc. (the "Bayou Sorrel Acquisition"). The consideration paid by the Company consisted of $9,025,000 cash, 477,612 shares of the Company's Common Stock and conveyance of a 3% overriding royalty interest in the property acquired, limited to production below 11,000 feet. The cash portion of the acquisition was funded from available cash.

     Also, in November 1996, the Company completed the sale of $100 million principal amount of 10 3/4% Senior Notes due 2006 (the "Senior Notes"). In 1997, the Senior Notes were exchanged for notes registered pursuant to the Securities Act of 1933 ("Exchange Notes") which are substantially identical to the Senior Notes.

     In December 1996, the Company acquired certain oil and natural gas properties located in the East Bayou Sorrel Field, Iberville Parish, Louisiana from MCNIC Oil & Gas (the "MCNIC Acquisition"). The consideration paid by the Company consisted of $7,000,000 in cash. The Company funded the acquisition from available cash.

Oil and Natural Gas Properties.

     The estimated reserves and related future net revenues are based upon reports prepared by independent petroleum engineers. For the years ended December 31, 1995 and December 31, 1996 the reports were prepared by Netherland & Sewell, and for the year ended December 31, 1994, the reports were prepared by other independent petroleum engineers. All of the Company's reserves are located in the continental United States. Each of the reserve reports were prepared using constant prices and costs in accordance with the published guidelines of the United States Securities & Exchange Commission ("SEC"). All of the Company's reserves are pledged pursuant to the Company's credit facility.

     The Company has not filed any estimates of proved oil and natural gas reserves with any federal authority or agency other than with the SEC.

     The net weighted average prices used in the Company's reserve reports at December 31, 1994, 1995 and 1996 were $16.59, $18.71 and $25.36 per barrel of oil, respectively, and $1.62, $1.91 and $3.72 per Mcf of natural gas, respectively.

     The following table sets forth certain information for the Company's total proved oil and natural gas reserves and the PV10% of estimated future net revenues from such reserves, at December 31, 1996, as prepared by Netherland & Sewell. Also presented is the Standardized Measure of the Company's total proved oil and natural gas reserves:

                              TOTAL PROVED RESERVES

                                         As of December 31, 1996,
                            ------------------------------------------------
                                                      Natural
                                          Natural       Gas
                               Oil          Gas      Equivalent     PV 10%
                             (Mbbls)       (Mmcf)     (Mmcfe)         (in
                                                                  thousands)
                            ----------- -----------  ----------- -----------

Proved developed reserves      4,384       77,497      103,801    $179,571
Proved undeveloped reserves    4,419       51,373       77,887     112,102
                            ----------- -----------  ----------- -----------
Total proved reserves          8,803      128,870      181,688    $291,673
                            =========== ===========  =========== ===========
Standardized Measure                                              $229,780
                                                                 ===========

Principal Areas of Operations.

The following table sets forth for the Company's principal areas of operation, the Company's proved oil and natural gas reserves and PV10% of the estimated future net revenue from such reserves at December 31, 1996.

                                                              Natural
                              Oil and         Natural          Gas                               % of
                            Consensate          Gas          Equivalent          PV10%            Total
         Field               (Mbbls)          (Mmcf)          (Mmcfe)       (in thousands)        PV10%
-------------------------- --------------    ----------    -------------   ----------------    -----------
Onshore:
Anadarko Basin, OK             2,270            58,547         72,168         $111,214            38.13%
Cotton Valley Trend, TX          244            35,239         36,701           50,666            17.37
Goldsmith Adobe Unit, TX       3,538             3,804         25,035           34,575            11.85
Lake Boeuf, LA                 1,510             6,141         15,200           30,850            10.58
Arkoma Basin, OK and AR            -            14,894         14,894           25,016             8.58
Bayou Sorrel, LA                 573             1,848          5,288           13,899             4.77
Other Onshore                    495             4,433          7,399           16,727             5.73
                           --------------    ----------    -------------   ----------------    -----------
     Total Onshore             8,630           124,906        176,685          282,947            97.01
                           --------------    ----------    -------------   ----------------    -----------

Offshore:
Mustang Island                   173             3,964          5,003            8,726             2.99
                           --------------    ----------    -------------   ----------------    -----------
     Total                     8,803           128,870        181,688         $291,673           100.00%
                           ==============    ==========    =============   ================    ===========

Development and Exploitation.

     While  acquisitions  historically  have  been  the  primary  focus  of  the
Company's business strategy, recently the Company has accelerated the development and exploitation of its existing properties. The Company develops and exploits its properties by drilling development wells, including many on infill locations, engaging in increased density and forced pooling drilling and recompleting and reworking existing wells and, where appropriate, intends to develop and implement secondary recovery plans, including waterfloods.

     Anadarko Basin. Approximately 40% (72.2 Bcfe) of the Company's proved reserves are located in the area of the Anadarko Basin in west central Oklahoma. The Anadarko Basin is considered a mature natural gas producing area that is characterized by multiple producing horizons and long reserve lives. Drilling a producing well on these locations not only gives the Company the opportunity to convert proved undeveloped reserves to proved developed producing reserves but it also potentially provides additional proved undeveloped drilling locations on the Company's leasehold acreage.

     The Company's Anadarko properties generally are 640 acre producing units. The Company was successful in demonstrating to Oklahoma regulators that wells in the Anadarko Basin will not efficiently drain 640 acres and obtained authorization for increased density drilling on smaller acreage producing units. Under the forced pooling rules in Oklahoma, even if the Company is not the operator of the property for which increased density drilling has been approved, the Company may propose to drill and operate the wells, which may include spacing for up to three additional wells. Frequently this results in the proposing party owning a larger portion of the new wells due to other interest owners declining to participate and occasionally results in such party becoming the operator of the new wells proposed. The Company intends to continue an increased density drilling strategy in the Anadarko Basin.

     As of December 31, 1996, the Company had identified 34 PDNP and 55 PUD locations in the Anadarko Basin with estimated proved reserves of 28.1 Bcfe. These locations are well suited for relatively lower risk exploitation and development activities that should significantly increase the Company's production and cash flow from its Anadarko Basin properties in 1997. To develop a portion of these locations, the Company has budgeted approximately $ 7.9 million to drill 23 gross (12.3 net) wells in the Anadarko Basin for the year ending December 31, 1997. Wells in the Anadarko Basin are completed at depths ranging from 2,000 to 25,000 feet, although the Company's wells typically are completed between 7,000 and 15,000 feet in depth and cost approximately $1 million (gross) to drill and complete.

     Cotton Valley Trend. Approximately 20% (36.7 Bcfe) of the Company's proved reserves are located in the Cotton Valley Trend in Harrison and Rusk counties in eastern Texas. The Cotton Valley producing formation is 1,500 to 2,000 feet thick and is located at depths of 8,500 to 10,500 feet. These properties produce from low permeability reservoirs with long life natural gas reserves.

     In 1995 the Company initiated a major development program in the Cotton Valley Trend. The Company has performed three recompletions, two workovers, completed one well that had been drilled but not completed at time of the purchase of the property and has successfully drilled and completed two development wells, which initially averaged 1,500 Mcf per day. In addition, the Company spudded four wells during the fourth quarter which were in various stages of drilling and/or completion at year end 1996 and will be on production at the end of the first quarter or the beginning of the second quarter of 1997. Through these development activities combined with the Merger, average daily production for the Cotton Valley properties has increased from approximately 3,400 Mcf per day in June 1995, when the Company acquired its first interest in the area, to an average of 9,300 Mcf per day during December 1996.

     The original development of the Cotton Valley Trend was based upon 640 acre spacing, but production results have revealed that wells drilled on this spacing are insufficient to adequately drain the reservoir due to the low permeability of the sandstones. New studies show developing these tight sands on 80 acre spacing is necessary to recover all commercially producible reserves in this formation. The Cotton Valley Trend properties are now subject to revised field rules established by the Texas Railroad Commission that permit drilling on 160 acre or, alternatively, on 80 acre spacing, without obtaining a special ruling from the Texas Railroad Commission for each well. The Company has also been successful in obtaining the Texas Railroad Commission's approval to indefinitely suspend maximum production allowables.

     Due to incentives created to drill on certain leases of the Cotton Valley Trend, production from some of the Company's Cotton Valley properties should qualify for severance tax abatements.

     As of December 31, 1996, the Company had identified 4 PDNP and 19 PUD locations in the Cotton Valley Trend. The typical well in this area is expected to cost approximately $1.1 million (gross) to drill and complete. A significant portion of the cost to complete these wells is due to the low permeability of the interbedded sandstones and shales, which requires massive hydraulic fracture stimulation, typically of multiple zones of the producing formation, to fracture the rock sufficient to obtain the increased production levels necessary to make such wells commercially viable. The Company has budgeted approximately $14.9 million to drill 12 gross (12 net) development wells in the Cotton Valley Trend for 1997. All of these wells will be drilled on PUD locations where the Company owns in excess of 95% of the interests.

     Goldsmith Adobe Unit ("GAU"). Approximately 14% (25.0 Bcfe) of the Company's proved reserves are located in the Clearfork 5600 Reservoir, which is in the middle of the Permian Basin located in West Texas. These reserves are in the 7,880 acre Goldsmith Adobe Unit, which the Company operates and in which it now owns approximately a 95% working interest.

     Originally the unit was drilled on 40 acre spacing. Previous operators had drilled several wells on 20 acre spacing and, based on the results of this drilling and 20 acre spacing development on adjoining leases, the Company began a drilling program in July 1994 to develop the unit on 20 acre spacing. The Company drilled six wells during 1994, 22 wells during 1995 and 28 wells in 1996. Of the 56 wells the Company has drilled on the GAU, 53 are currently producing. Through the Company's acquisition and exploitation activities, average daily gross production from the GAU has increased from approximately 450 Boe in 1992 to 1,640 Boe during 1996.

     The Company has budgeted approximately $7.6 million to drill an additional 29 gross (27.5 net) wells in the GAU in 1997. The typical well drilled by the Company is drilled to depths between 5,600 and 6,000 feet and costs approximately $265,000 (gross) to drill and complete. As of December 31, 1996, the GAU had approximately 100 infill locations left if the unit were fully developed on 20 acre spacing, of which 50 are included in the Company's undeveloped proved reserve volumes as of December 31, 1996. Based on past drilling results, as the Company continues to drill producing wells in the GAU, the Company expects that additional reserves will be proved on a substantial number of the remaining infill locations of the GAU.

     Data gained from the drilling and coring of new wells in the GAU suggest that the reservoir has significant secondary recovery potential from a waterflood. Waterflooding is one method of secondary recovery in which water is injected into an oil reservoir for the purpose of forcing oil out of the reservoir rock and into the bore of a producing well. The Company anticipates undertaking a waterflood project of the GAU in 1998 or 1999 from which it expects to significantly increase its recovery rate of the reserves in the GAU. It has started a pilot waterflood project in the area and currently is making some of the necessary expenditures for the waterflood project by adding injection pumps and lines.

     Lake Boeuf. Approximately 8% (15.2 Bcfe) of the Company's proved reserves are located in Lafourche Parish, Louisiana, which reserves were acquired by the Company in September 1996. These reserves are principally proved undeveloped and relate to nine different horizons ranging in depths from 9,500 to 15,000 feet, estimated to contain approximately 1.5 Mmbbls of oil and 6.1 Bcf of natural gas. The Company owns an approximate 87.5% working interest in the Lake Boeuf properties.

     The Company has identified two PDNP locations which it intends to recomplete during 1997 for approximately $250,000. Additionally, three PUD locations containing seven producing zones, have been identified for which the Company has budgeted approximately $4.8 million to drill two gross (1.75 net) wells as part of its 1997 capital expenditure program. The Lake Boeuf properties are located in the parish adjacent to the Company's East Bayou Sorrel properties in Iberville Parish on which it recently drilled an exploration well that represents a new field discovery.

     Arkoma Basin. Approximately 8% (14.9 Bcfe) of the Company's proved reserves are located in the Arkoma Basin in eastern Oklahoma and western Arkansas, which reserves were acquired by the Company as a result of the Merger with Alexander. Most production comes from the Red Oak, Cromwell, Spiro and Wapanucka sands at depths of 7,000 to 8,000 feet. Most of these channel sands follow structural grain and are prolific natural gas producers when the natural gas is trapped by faults in the grain.

     As of December 31, 1996, the Company had identified three PDNP and eleven PUD locations in the Arkoma Basin, and the Company expects that additional drill sites will be developed once it is able to more fully evaluate the additional reserve potential identified during its acquisition analysis. The typical Arkoma Basin well is drilled to approximately 7,500 feet and costs approximately $350,000 (gross) to drill and complete. In 1996, the Company successfully drilled and completed three wells and participated in two wells successfully drilled and completed by outside operators in the Arkoma Basin. The Company has budgeted approximately $1.2 million to drill eight gross (3.7 net) development wells in the Arkoma Basin in 1997.

Exploration

     The Company  seeks to balance  its  strategy of  acquiring  and  exploiting mature but underdeveloped reserves by dedicating a portion of its capital expenditure budget to higher risk with potentially much higher reward exploration opportunities. The Company expects to drill thirteen gross (3.7 net) exploratory wells in 1997. The Company has budgeted approximately $12 million for its 1997 exploration program, $1.8 million on prospects on the Mustang Island properties, including a 90 square mile 3-D seismic survey of the area, $6 million on prospects generated by the Sandefer Exploration Venture and $4.7 million for other prospects. The Company expects that its exploratory projects will be concentrated in Gulf Coast areas, both onshore and offshore.

     Sandefer Exploration Venture. To capitalize upon the extensive geological and geophysical data base for the Upper Texas Gulf Coast, Louisiana and Mississippi to which they have access, on January 1, 1996 the Company entered into the Sandefer Exploration Venture to develop and promote exploration prospects for the Company in those areas. During the term of the agreements, which initially is two years, the venture will generate oil and natural gas prospects in those states and will submit leasing and drilling proposals to the Company for a monthly retainer. Through 1997, the Company has budgeted $9.0 million for the Sandefer Exploration Venture, which includes amounts payable to Sandefer, the geologists, anticipated leasing and other costs for prospects generated by the Sandefer Exploration Venture and the cost to drill and complete seven gross (1.9 net) exploratory wells in 1997. If the Company accepts a drilling proposal generated by the Sandefer Exploration Venture, Sandefer will receive an overriding royalty interest in leases acquired by the Company in the prospect area and, upon payout of specified costs on a prospect, may have the right to receive a deferred leasehold interest.

     At December 31, 1996, one exploratory well has been drilled on prospects generated by the Sandefer Exploration Venture. The first prospect drilled by the Company is the East Bayou Sorrel prospect on which the Schwing # 1 well was drilled. The Schwing #1 in Iberville Parish, Louisiana represents a new field discovery in the Cib Haz formation at 13,200 feet and is currently producing 1,400 Bbls of oil and 1,200 Mcf of gas per day, on a 11.5/64 choke size in order to maintain production at the 1,400 Bbls of oil per day allowable set by the State of Louisiana.

     Although the leasing and drilling costs are generally higher in southern Louisiana where the Schwing # 1 was drilled, the Company believes that due to the higher porosity and permeability of the producing formations, the area has significant reserve potential which could yield much higher production rates than the Company's Texas, Oklahoma and Arkansas properties. The Company also believes that the generally shorter life properties in southern Louisiana would add diversity to its properties and provide balance to its relatively longer life, lower risk properties in the GAU, Cotton Valley, Anadarko Basin and Arkoma Basin.

     Bayou Sorrel. The Bayou Sorrel area is located approximately eighty miles west of New Orleans, in Iberville Parish, Louisiana, in the Atchaflaya River Basin. The topography of the surface is river swamp and all work must be done with barge mounted drilling rigs and boats. Production platforms are mounted on pilings. The Company became involved in this area in January 1996, through the Sandefer Exploration Venture, when it participated in the successful exploratory test of the Schwing #1 well in the East Bayou Sorrel prospect which is drilled on the eastern flank of the old Bayou Sorrel Field discovered by Shell Oil Company in 1954. The Shell Bayou Sorrel Field was drilled in the 1950's and 1960's, with a total of 87 wells drilled and produced in twenty-eight different horizons ranging in depths from 7,000' to 11,100' in geological age from the Lower Miocene to the Upper Oligocene. The target depths of the Company's exploration prospects in this area range from 11,000' to 14,000' and include the Marg Vag, Marg Howeii, Cib Haz, and Marg Tex zones in geological age from the Upper Oligocene to the Lower Oligocene.

     After the successful test of the East Bayou Sorrel, Schwing #1, the Company increased its original 17% working interest in the well by acquiring interests from two other working interest owners. In October 1996, the Company acquired a 14% working interest in the Schwing #1 from W&T Offshore, Inc. In December 1996, the Company acquired a 29% working interest in the Schwing #1 from MCNIC Oil & Gas, increasing the Company's working interest in such well to 60%.

     In November 1996, the Company acquired 100% of the Shell Bayou Sorrel Field, adjacent to the Schwing #1 discovery well, from Panaco, Inc., who had acquired the field from Shell a year earlier. The Bayou Sorrel Acquisition included 10 wells producing approximately 325 barrels of oil per day and 18 shut in wells along with 2,000 leasehold acres held by production and production facilities capable of handling 20,000 barrels of oil per day, 50,000 Mcf of gas per day and salt water disposal of 30,000 barrels of water per day.

     In addition, the Company has acquired leases adjacent to the Bayou Sorrel and East Bayou Fields which, in total, give the Company 4,080 gross (3,979 net) acres in the area. The Company has undertaken a complete geologic and engineering study of the Bayou Sorrel area, which will include a 3-D shoot of at least thirty square miles encompassing the entire Bayou Sorrel lease position. Additional deep Cib Haz prospects have been identified which the Company intends to drill in late 1997 or 1998. The Company has budgeted in 1997 approximately $5.1 million to drill two wells in the East Bayou Sorrel prospect offsetting the Schwing #1 and one new exploratory well on the adjacent leases.

     Mustang Island. The Mustang Island area located in shallow state waters in offshore Nueces County, Texas is the other principal area of focus for the Company's exploration program. When the Company decided to implement an exploration program, it reviewed numerous prospects, including Mustang Island. The Company ultimately selected Mustang Island based on extensive geological and geophysical studies that led the Company to conclude that there may be potential for large reserves in the upper and lower Frio sands and in even lower depths in the relatively unexplored transition zone offshore in the Gulf of Mexico. After a comprehensive analysis, including a review of capital expenditures, markets for production and the additional infrastructure needed to explore, develop and market the reserves of the Mustang Island Properties, a decision was made to commence an exploration program off Mustang Island.

     In 1995 the Company initially acquired a 100% interest in one producing well, one proved undeveloped drilling location and 770 acres of leases. In two subsequent transactions, it acquired an approximate 72% working interest in an additional five wells and 1,440 acres of leases, a 100% working interest in approximately 11 miles of pipeline and a shore tank facility, and a 50% working interest in two other wells, which wells are part of a natural gas unit including 3,840 acres. These acquisitions also included four platforms (one four-pile, one tripod and two monopods), which the Company may use in its exploratory drilling program. Based upon the Company's reprocessing and extensive analysis of approximately 500 square miles of 2-D seismic data purchased by the Company, in April 1996 it bid upon and acquired five year leases of 17 additional tracts from the State of Texas, consisting of 7,765 acres of leases. All of such tracts are in close geographic proximity to the offshore acreage the Company previously had acquired and the total acreage now leased by the Company in the Mustang Island area is 13,810 gross (11,295 net) acres. The Mustang Island area contains complex geological structures in which the Company intends to principally drill at depths of 15,000 to 17,000 feet in the upper and lower Frio sands at a cost of approximately $3.0 million (gross) to drill and complete each well.

     In 1996, the Company recompleted one well, which is currently producing 200 Mcf per day. The Company has budgeted approximately $4.6 million in 1997 to recomplete the three wells acquired in 1996, to drill one PUD location and one exploratory well and to commission a 3-D seismic survey of the area. The 3-D seismic survey will be used to evaluate its options for improving the recovery of the proved oil and natural gas reserves and to determine possible locations for the exploratory wells it intends to drill in the area in 1997 and 1998. The Company intends to limit its working interests in its Mustang Island exploratory prospects through participation by industry partners.

Oil and Natural Gas Production.

     The following table shows the approximate net production attributable to the Company's oil and natural gas interests for the periods indicated:

                         OIL AND NATURAL GAS PRODUCTION

                                          Year ended December 31,
                                ---------------------------------------------
                                    1994           1995            1996
                                -------------- --------------  --------------

Oil (Mbls)                            115,642        283,440         521,701
Natural gas (Mmcf)                    620,843      1,752,990       5,680,904
Natural gas equivalent (Mmcfe)      1,314,695      3,453,630       8,811,110


Productive Well Summary.

     The Company's production of oil and natural gas is primarily derived from wells located in Texas, Oklahoma and New Mexico. The following table sets forth the Company's interests in productive wells, by state, as of December 31, 1996:

                                PRODUCTIVE WELLS

                                       Oil                  Natural Gas                 Total
                              -----------------------  -----------------------  -----------------------
               Field             Gross        Net         Gross        Net         Gross        Net
----------------------------  ----------  -----------  ----------  -----------  ----------  -----------
Onshore:
Anadarko Basin, OK                204         96.1         268        115.7          472       211.8
Cotton Valley Trend, TX             2          1.4          25         21.4           27        22.8
GAU, TX                           114        108.2           -          -            114       108.2
Lake Boeuf, LA                      1           .9           -          -              1          .9
Arkoma Basin, OK and AR             -          -           119         35.7          119        35.7
Bayou Sorrel, LA                   16         15.3           -          -             16        15.3
Other Onshore                      50         20.4          30          6.1           80        26.5
                              ----------  -----------  ----------  -----------  ----------  -----------
     Total Onshore                387        242.3         442        178.9          829       421.2
Offshore:
Mustang Island, TX                  1          1             3          1.7            4         2.7
                              ----------  -----------  ----------  -----------  ----------  -----------
     Total                        388        243.3         445        180.6          833       423.9
                              ==========  ===========  ==========  ===========  ==========  ===========


Production Economics.

     The following table sets forth the average sales price per barrel of oil and Mcf of natural gas produced, the average lease operating expenses ("LOE") and depletion, depreciation and amortization ("DD&A") rates and the general and administrative ("G&A") costs attributable to the Company's oil and natural gas production for the periods indicated.

                              PRODUCTION ECONOMICS

                                              Year ended December 31,
                                         --------------------------------
                                           1994        1995        1996
                                         ----------  ----------  --------
Average sales price:
     Oil (Bbl)                             $16.01       $17.22     $21.70
     Natural gas (Mcf)                       2.11         1.70       2.28
     Natural gas equivalent (Mcfe)           2.40         2.28       2.75
LOE per Mcfe                                  .92          .50        .42
G&A per Mcfe                                  .75          .51        .34
DD&A per Mcfe                                 .70          .91       1.11

Leasehold Acreage.

     The following table shows the approximate gross and net acres in which the Company had a leasehold interest as of December 31, 1996:

                                LEASEHOLD ACREAGE

                               Developed Acreage         Undeveloped Acreage
--------------------------- -------------------------  ------------------------
              Fields          Gross          Net         Gross         Net
--------------------------- -----------  ------------  -----------  -----------

Onshore:
Anadarko Basin, OK            106,771        42,622         8,990       4,935
Cotton Valley Trend, TX         4,761         4,410         1,567       1,455
GAU, TX                         4,720         4,482         3,160       3,007
Lake Boeuf, LA                    143           125           945         827
Arkoma Basin, OK and AR        43,365        14,576         1,144          72
Bayou Sorrel, LA                2,426         2,426         1,654       1,553
Other Onshore (1)              21,856         5,209        29,936      24,498
                            -----------  ------------  -----------  -----------
     Total Onshore            184,042        73,850        47,396      36,347
Offshore:
Mustang Island, TX              6,045         3,530         7,765       7,765
                            ===========  ============  ===========  ===========
      Total                   190,087        77,380        55,161      44,112
                            ===========  ============  ===========  ===========

(1) Includes acreage in Colorado, Kansas, Louisiana, Oklahoma, Nebraska, New Mexico, and Wyoming.

     Substantially all of the Company's producing oil and natural gas properties are located on leases held by the Company for an indeterminate number of years for so long as production is maintained. All of the Company's non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. The Company is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Because substantially all of the Company's undeveloped acreage was held by production, annual delay rentals for 1996 were nominal; however, such rentals are expected to increase in future periods.

Drilling Activity.

     The following table sets forth development and exploration drilling results for the years ended December 31, 1994, 1995 and 1996.

                                DRILLING RESULTS

                                                Years ended December 31,
                         -------------------------------------------------------------------------
                                  1994                     1995                     1996
                         -----------------------  -----------------------  -----------------------
                           Gross        Net         Gross        Net         Gross        Net
                         ----------  -----------  ----------  -----------  ----------  -----------
DEVELOPMENT
     Productive                 9         6.4           24        20.7           28        25.6
     Non-productive             -           -            1          .6            1          .2
                         ----------  -----------  ----------  -----------  ----------  -----------
         Total                  9         6.4           25        21.3           29        25.8

EXPLORATORY
     Productive                 -          -             -         -              3         1.4
     Non-productive             2         1.0            2          .8            5         1.1
                         ----------  -----------  ----------  -----------  ----------  -----------
         Total                  2         1.0            2          .8            8         2.5
                         ----------  -----------  ----------  -----------  ----------  -----------

Combined Total                 11         7.4           27        22.1           37        28.3
                         ==========  ===========  ==========  ===========  ==========  ===========

Title to Oil and Natural Gas Properties.

     The Company has acquired interests in producing and non-producing acreage in the form of working interests, royalty interests and overriding royalty interests. To reduce the Company's financial exposure in any one exploratory prospect, the Company often acquires less than 100% of the working interest in a prospect. Working interests held by the Company may, from time to time, become subject to minor liens. Furthermore, updated title opinions may not be received prior to the acquisition of a producing oil and natural gas property. It is contemplated, however, that investigations will be made in accordance with standard practices in the industry before the acquisition of such properties and before drilling.

Production and Sales Prices.

     The Company's production of oil and natural gas is derived solely from its activities in the continental United States. The Company is not obligated to provide a fixed and determinable quantity of oil and/or natural gas in the future under existing contracts or agreements. The Company does not plan to refine or process the oil and natural gas it produces, but plans to sell the production to unaffiliated oil and natural gas purchasing companies in the area in which it is produced. The Company expects to sell crude oil on a market price basis and to sell natural gas under contracts to both interstate and intrastate gas pipeline companies. The Company currently sells a significant portion of its oil pursuant to a contract with Plains Marketing and Transportation, Inc. ("Plains"). See "Markets and Customers" below.

Lease Interests.

     The Company generally acquires a leasehold interest in the properties to be explored. The leases grant the lessee the right to explore for and extract oil and natural gas from a specified area. Rentals usually consists of fixed annual charges prior to production and, once production has been established, a royalty based upon the gross proceeds from the sale of oil and natural gas. Once wells are drilled, a lease generally continues as long as production of oil and natural gas continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths.

Control Over Production Activities.

     The Company operates 506 of the 833 producing wells in which it owns an interest as of December 31, 1996. The non-operated properties are operated by unrelated third parties pursuant to operating agreements which are generally standard in the industry. Significant decisions about operations regarding non-operated properties may be determined by the outside operator rather than by the Company. If the Company declines to participate in additional activities proposed by the outside operator under certain operating agreements, the Company will not receive revenues from, and/or will lose its interest in the activity in which it declined to participate.

Factors Beyond the Company's Control.

     Although demand for oil is steady, there are seasonal variations in the demand for natural gas. The Company's oil and natural gas business is also affected by factors which are beyond its control and the exact effects of which cannot be accurately predicted. These factors may include war in countries other than the United States, the extent of domestic production, imports of crude oil, production by and agreements among OPEC members, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuel, government regulation of prices, production, transportation and marketing, fluctuating supply and demand, regulation and other matters affecting the supply and demamd for crude oil and natural gas.

Markets and Customers.

     The availability of a ready market for any oil and natural gas produced by the Company and the prices obtained for such oil and natural gas depends upon numerous factors beyond its control, including the demand for and supply of oil and natural gas, fluctuations in production and seasonal demand, proximity of the wells to adequate transmission facilities, weather conditions, economic conditions, and the effects of state and federal governmental regulations on the import, production, transportation and sale of oil and natural gas. The occurrence of any factor which affects a ready market for the Company's oil and natural gas or reduces the price obtained for such oil and gas may adversely affect the Company.

     A large percentage of the Company's oil and natural gas sales are made to a small number of purchasers. During the year ended December 31, 1995, two suppliers, Plains and Energy Source, Inc. accounted for approximately 59% of the Company's oil sales and 11% of its natural gas sales. During 1996, Plains accounted for 83% of the Company's oil sales, while Crosstex Energy, Inc. and GPM Natural Gas Corporation accounted for 23% and 22%, respectively, of the Company's natural gas sales. The agreement with Plains, entered into in 1993, provides for Plains to purchase the Company's oil pursuant to West Texas Intermediate posted prices plus a small premium. The Company does not believe that the loss of any customer would have a material and adverse effect on its business because, under prevailing market conditions, such customer could be replaced.

Regulation.

     General. The Company's oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted, the Company is unable to predict the future cost or impact of complying with such laws.

     Exploration and Production. The Company's exploration and development operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation regulations and rules to protect the correlative rights of subsurface owners. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of land and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Legislation in Oklahoma and regulatory action in Texas governs the methodology by which the regulatory agencies establish permissible monthly production allowables. This action has generated substantial controversy, especially at the federal level, and has been labeled as an attempt to reduce the total production of natural gas in order to increase natural gas prices. A recent attempt to enact a federal prohibition of these recent state proration rule initiatives was defeated, but various members of Congress and some federal regulators have declared an intent to monitor the states' actions very carefully. The Company cannot predict what effect these new prorationing regulations will have on its production and sales of natural gas.

     Certain of the Company's oil and natural gas leases are granted by the federal government and administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation and disbursement of royalty payments to the federal government. The Mineral Lands Leasing Act of 1920 places limitations on the number of acres under federal leases that may be owned in any one state.

     Environmental Protection and Occupational Safety. The Company is subject to numerous federal, state and local laws and regulations governing the release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas and impose substantial liabilities for pollution resulting from operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and natural gas production wastes as "hazardous wastes", which reclassification would make such wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and natural gas industry in general. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost and effects of such compliance.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA such persons or companies may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Also, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the hazardous substance released into the environment.

     In addition, the U.S. Oil Pollution Act of 1990 (the "OPA") and regulations promulgated pursuant thereto impose a variety of regulations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. The OPA establishes strict liability for owners of facilities that are the site of a release of oil into "waters of the United States." While OPA liability more typically applies to facilities near substantial bodies of water, at least one district court has held that OPA liability can attach if the contamination could enter waters that may flow into navigable waters.

     Stricter standards in environmental legislation may be imposed in the oil and natural gas industry in the future, such as proposals made in Congress and at the state level from time to time, that would reclassify certain oil and natural gas exploration and production wastes as "hazardous wastes" and make the reclassified wastes subject to more stringent and costly handling, disposal and clean-up requirements. The impact of any such changes, however, would not likely be any more burdensome to the Company than to any other similarly situated company involved in oil and natural gas exploration and production.

     The Resource Conservation and Recovery Act ("RCRA") and regulations promulgated thereunder govern the generation, storage, transfer and disposal of hazardous wastes. RCRA, however, excludes from the definition of hazardous wastes "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." Because of this exclusion, many of the Company's operations are exempt from RCRA regulation. Nevertheless, the Company must comply with RCRA regulations for any of its operations that do not fall within the RCRA exclusion (such as painting activities or use of solvents).

     The Company is also subject to laws and regulations concerning occupational safety and health. While it is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of occupational safety and health laws and regulations, the Company is unable to predict the ultimate cost of compliance.

     Marketing and Transportation. Federal legislation and regulatory controls in the United States have historically affected the price of the natural gas produced by the Company and the manner in which such production is marketed. The transportation and sales for resale of natural gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938 (the "NGA") and the Federal Energy Regulatory Commission ("FERC") regulations promulgated thereunder. Maximum selling prices of certain categories of natural gas, whether sold in interstate or intrastate commerce, previously were regulated pursuant to The Natural Gas Policy Act of 1978 ("NGPA"). The NGPA established various categories of natural gas and provided for graduated deregulation of price controls of several categories of natural gas and the deregulation of sales of certain categories of natural gas. All price deregulation contemplated under the NGPA has already taken place. Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act") terminated all remaining NGA and NGPA price and non-price controls on wellhead sales of domestic natural gas on January 1, 1993. While natural gas producers may currently make sales at uncontrolled market prices, Congress could re-enact price controls in the future.

     Commencing in late 1985, the FERC issued a series of orders (Order No. 436, Order No. 500 and related orders), which promulgated regulations significantly altering the transportation and marketing of natural gas. Among other things, these regulations (a) required interstate pipelines that elect to transport natural gas for others under self-implementing authority to provide transportation services to all shippers on a non-discriminatory basis, and (b) permitted each exiting firm sales customer of any such pipeline to modify over at least a five-year period, its existing purchase obligations. Although the regulations do not directly regulate natural gas producers such as the Company, the availability of non-discriminatory transportation services and the ability of pipeline customers to modify their existing purchase obligations under these regulations has greatly enhanced the ability of producers to market their natural gas directly to end users and local distribution companies. In this regard, access to markets through interstate pipelines is critical to the Company's marketing initiatives.

     In April 1992, the FERC issued its restructuring rule, known as Order No. 636 ("Order No. 636"), that has had a major impact on pipeline operations, services and rates. The most significant provisions of Order No. 636: (a) required interstate pipelines to provide firm and interruptible transportation solely on an "unbundled" basis, separate from their sales service, and to convert each pipeline's bundled firm sales service into unbundled firm transportation service; (b) provided for the issuance of blanket certificates to pipelines to provide unbundled sales service giving all utility customers a chance to purchase their firm supplies from non-pipeline merchants; (c) required that pipelines provide firm and interruptible transportation service on a basis that is equal in quality for all natural gas supplies, whether purchased from the pipeline or elsewhere; (d) required that pipelines provide a new, non-discriminatory "no-notice" transportation service that largely replicates the "bundled" sales service previously provided by pipelines; (e) established two new, generic programs for the reallocation of firm pipeline capacity; (f) required that all pipelines offer access to their storage facilities on a firm and interruptible basis; (g) provided for pregranted abandonment of pipeline sales agreements, interruptible and firm short-term (defined as one year or less) transportation agreements and conditional pregranted abandonment of firm long-term transportation service; (h) modified transportation rate design by requiring that all fixed costs related to transportation be recovered through the reservation charge; and (i) provided mechanisms for the recovery by pipelines of certain transition costs occurring from implementation of Order No. 636.

     The rules contained in Order No. 636, as amended by Order No. 636-A (issued in August 1992) and Order No. 636-B (issued in November 1992) (collectively, "Order No. 636") are far reaching and complex. In addition, Order No. 636 and individual orders in restructuring proceedings are currently subject to court challenges. While Order No. 636 does not directly regulate natural gas producers such as the Company, the FERC has stated that Order No. 636 is intended to foster increased competition within the natural gas industry.

Operational Hazards and Insurance.

     The Company's operations are subject to all of the risks inherent in oil and natural gas exploration, drilling and production. These hazards can result in substantial losses to the Company due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage or suspension of operations. The Company maintains insurance of various types customary in the industry to cover its operations. The Company believes it is insured prudently against certain of these risks. In addition, the Company maintains operator's extra expense coverage that provides coverage for the care, custody and control of wells drilled by the Company. The Company's insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. The Company does, however, maintain levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges; however, 100% coverage is not maintained. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. The Company believes that it operates in compliance with government regulations and in accordance with safety standards which meet or exceed industry standards.

Competition.

     The oil and gas industry is intensely competitive in all of its phases, particularly with respect to the acquisition of desirable producing oil and natural gas leases and oil and gas companies with production. The Company, which is a small competitive factor in the industry, encounters strong competition from major oil companies, independent oil and gas concerns, and individual producers and operators, many of which have financial resources, staffs, facilities and experience substantially greater than those of the Company. Furthermore, in times of high drilling activity, exploration for and production of oil and natural gas may be affected by the availability of equipment, labor, supplies and by competition for drilling rigs. The Company cannot predict the effect these factors will have on its operations. The Company owns no drilling rigs, and it is anticipated that its drilling will be conducted by third parties. Furthermore, the oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Office Space and Other.

     The Company leases approximately 20,420 square feet of office space in Dallas, Texas. The Company also leases a small amount of office space in Houston, Texas for its business activities. Other than oil and natural gas properties and securities of oil and gas companies, it does not intend to invest in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities for the foreseeable future.

Employees.

     At March 25, 1997, the Company had 58 employees, all but one of whom were full-time. Of the 58 employees, 10 are field related personnel. The Company does not have any collective bargaining agreements with employees and believes that relations with its employees are generally satisfactory.

ITEM 3.    LEGAL PROCEEDINGS.

     On August 30, 1995, the Company filed a lawsuit in the District Court of Ector County, Texas against R.E. Steakley in which the Company seeks to enjoin Mr. Steakley from interfering with its operations on the surface property controlled by Mr. Steakley. The lawsuit alleges tortious interference with the Company's access to its facilities and wrongful conduct with respect to the Company's personnel.

     On August 31, 1995, in a matter involving the same property described above, R.E. Steakley and N.M. Steakley filed a lawsuit in the District Court of Harris County, Texas against Amoco Production Company, Phillips Petroleum Company, the Company and others. The lawsuit alleges certain environmental claims and related tortious and contractual claims and sought unspecified damages. On December 19, 1996, the court in Harris County, Texas signed an order transferring the R. E. Steakley claim to the court in Ector County, Texas as a part of the Company's claim against R. E. Steakley. Subsequently, R. E. Steakley filed a Fourth Amended Original Answer and Original Counterclaims against the Company in Ector County District Court in which he reasserts the claims filed in the Harris County Court action. The Company intends to vigorously defend against the suit and believes that it is operating the property in compliance with applicable environmental laws and regulations and believes that, based on advice from legal counsel, that the ultimate resolution of the lawsuit will not have a material or adverse effect on the Company's financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Company's Common Stock is traded on the NASDAQ National Market System. The Company's symbol is "NEGX".

     The following table shows the range of closing bid prices through August 31, 1995 and the range of closing sales prices starting September 1, 1995, for the Company's Common Stock, as reported by NASDAQ. The quotations represent prices between dealers in securities and may not include retail mark-up, mark-down or commission and may not represent actual transactions.

     Since September 1, 1995, the prices reflect trading on the NASDAQ National Market System and, for prior periods, the prices reflect trading on the NASDAQ Small Cap Market.

                                      Common Stock Price
                               -------------------------------
Calendar Years by Quarter           High             Low
                               ---------------  --------------

1996
   First                            3 1/2            2 5/8
   Second                           3 7/8            2 1/2
   Third                            4 9/16           3 1/16
   Fourth                           4 3/4            3 1/4

1995
   First                            2 1/2            1 3/4
   Second                           3 3/8            2 9/16
   Third                            4                3
   Fourth                           4                3 1/16


     On  March  25,  1997,  the  latest   practical  date  for  providing  price
information, the last sales price for the Company's Common Stock was $3 11/16.

Holders.

     As of March 25, 1997, the Company had approximately 4,309 record holders of
its  shares  of  Common  Stock,   including   several  nominee  holders  for  an
undetermined number of beneficial owners.

Dividends on Common Stock.

     The Company has not paid cash dividends on its Common Stock and does not expect to declare cash dividends in the foreseeable future. Furthermore, any future dividends on the Common Stock will be limited by the terms of the Preferred Stock, which prohibits cash dividends on Common Stock unless all accrued and unpaid dividends on the Preferred Stock have been paid, and the terms of the Company's credit facility with Bank One, Texas, N.A. ("Bank One") and Credit Lyonnais New York Branch ("Credit Facility"), which does not permit dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                SELECTED HISTORICAL FINANCIAL AND OPERATING DATA
                      (in thousands, except per share data)

The following table sets forth selected historical financial and operating data with respect to the Company as of and for each of the five years in the period ended December 31, 1996, The Company acquired significant producing oil and natural gas properties in all the periods presented which affects the comparability of the historical financial and operating data for the periods presented. The financial data was derived from the historical financial statements of the Company. This information is not necessarily indicative of the Company's future performance. The Company has never declared or paid dividends on its Common Stock. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and the related notes thereto included elsewhere herein.

                                                                            Year Ended December 31,
                                                             1992        1993         1994        1995         1996
                                                          ----------- -----------  ----------- -----------  -----------
Statement of Operations Data: (1) (2)
Oil and natural gas sales..............................      $1,626     $1,803       $3,159      $7,858      $24,319
Well operating fees....................................         537        427          158         137          876
                                                          ----------- -----------  ----------- -----------  -----------
      Total revenues...................................       2,163      2,230        3,317       7,995       25,195
Cost and expenses:
    Lease operating expenses...........................         670        575        1,207       1,732        3,741
    Oil and natural gas production taxes...............         109        110          176         416        1,285
    General and administrative expenses................         964        994          985       1,772        3,034
    Writedown of oil and natural gas properties (3)....           -          -            -           -       43,497
    Depreciation, depletion and amortization...........         466        679        1,030       3,149        9,795
                                                          ----------- -----------  ----------- -----------  -----------
      Total costs and expenses.........................       2,209      2,358        3,398       7,069       61,352
                                                          ----------- -----------  ----------- -----------  -----------

Operating income (loss)................................         (46)      (128)         (81)        926      (36,157)
Interest expense.......................................        (175)      (188)        (517)     (1,032)      (4,213)
Other income (expenses)................................           -         17          109         312          309
                                                          ----------- -----------  ----------- -----------  -----------
Income (loss) before income taxes and extraordinary time       (221)      (299)        (489)        206      (40,061)
Income tax benefit.....................................           -          -            -           -       14,504
                                                          ----------- -----------  ----------- -----------  -----------
Income (loss) before extraordinary item................      $ (221)    $ (299)      $ (489)    $   206     $(25,557)
                                                          =========== ===========  =========== ===========  ===========
Net loss...............................................      $ (221)    $ (299)      $ (611)     $ (226)    $(25,849)
                                                          =========== ===========  =========== ===========  ===========

Loss per common share before extraordinary item........       $(0.05)   $(0.05)       $(0.09)     $(0.05)      $(1.33)
                                                          =========== ===========  =========== ===========  ===========

Net loss per common share                                     $(0.05)   $(0.05)       $(0.10)     $(0.09)      $(1.34)
                                                          =========== ===========  =========== ===========  ===========

Other Financial Data: (4)
    EBITDA.............................................        $419        $568      $1,058       $4,387     $17,444
                                                          ==========  ===========  =========== ===========  ===========
Balance Sheet Data (at period end): (1)
    Cash and cash equivalents..........................     $   366    $   161       $2,594      $6,076       14,182
    Working capital (deficit)..........................      (2,155)    (1,213)       3,561      (2,335)       2,582
    Total assets.......................................       8,742     12,710       18,746      43,491      212,035
    Long-term debt.....................................         120      3,799        6,000      13,475      100,000
    Stockholders' equity...............................       4,864      6,320       11,328      17,775       80,426

-----------------

(1) Reflects the revenues, results of operations and production subsequent to the dates of acquisitions of various oil and natural gas properties that affect the comparability of the data presented. In April 1992, the Company acquired substantially all of the assets of TriSearch, Inc. The Company acquired a 63.8% working interest in the GAU in December 1993 and an additional interest of 17% in the GAU during 1994. During 1995, the Company acquired interests in producing oil and natural gas properties in the Mustang Island area, the Oak Hill Field, and in Eddy County, New Mexico. During 1996, the Company completed the Merger with Alexander and the acquisition of Lake Boeuf. See Note 2 of Notes to Financial Statements of the Company.

(2) Includes extraordinary losses on early extinguishments of debt of $121,917 for the year ended December 31, 1994, $431,762 for the year ended December 31, 1995 and $292,372 for the year ended December 31, 1996.

(3) The historical results of operations for the year ended December 31, 1996 include a noncash writedown of oil and natural gas properties of approximately $28.3 million (net of deferred taxes), in accordance with the full cost method of accounting, which resulted from the Merger. See Note 2 of Notes to Financial Statements.

(4) See the Glossary included elsewhere in this Form 10-K for the definition of EBITDA. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. The Company has included information concerning EBITDA because EBITDA is a measure used by certain investors in determining the Company's historical ability to service its indebtedness; however, this measure may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles as an indicator of the Company's operating performance or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview.

During 1995 and 1996, the Company acquired an estimated 26.9 Bcfe and 126.0 Bcfe in proved reserves, respectively (based on reserve estimates at the date of acquisition). As a result of acquisitions and efforts to increase production from the GAU and Cotton Valley Trend, proved reserves, as estimated by Netherland & Sewell, increased to 54.4 Bcfe and 181.7 Bcfe at December 31, 1995 and December 31, 1996, respectively. In August 1996, the Company completed the Merger with Alexander whereby the Company acquired 102.1 Bcfe in proved reserves and, in September 1996, completed the Lake Boeuf Acquisition which added 17.5 Bcfe of proved reserves.

During 1995 and 1996, oil and natural gas sales, net of lease operating expense and production taxes, increased more rapidly than G&A and DD&A. As a consequence, the Company recognized net income of $2.4 million (excluding the $28.3 million write-down of oil and natural gas properties) for the year ended December 31, 1996 and recognized income from operations of $.9 million for 1995 after recording losses from operations in each year from 1992 through 1994.

Results of Operations.

The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, lease operating expenses ("LOE"), general and administrative expenses ("G&A") and depreciation, depletion and amortization ("DD&A") associated with the Company's oil and natural gas sales for the period indicated.

                                                                     Year ended December 31,
                                                            1994              1995              1996
                                                            ----              ----              ----
Net Production:
         Oil (Bbls)                                       115,642           283,440            521,701
         Natural gas (Mcf)                                620,843         1,752,990          5,680,904
         Natural gas equivalent (Mcfe)                  1,314,695         3,453,630          8,811,110
         Oil and natural gas sales:
                  Oil                                  $1,851,443        $4,880,313        $11,320,279
                  Natural gas                           1,307,273         2,978,003         12,999,119
                                                        ---------         ---------         ----------
                  Total                                $3,158,716        $7,858,316        $24,319,398
                                                       ==========        ==========        ===========
Average sales price:
         Oil (Bbls)                                        $16.01            $17.22             $21.70
         Natural gas (Mcf)                                   2.11              1.70               2.29
         Natural gas equivalent (Mcfe)                       2.40              2.28               2.75
LOE per Mcfe                                                  .92               .50                .42
G & A expenses per Mcfe                                       .75               .51                .34
DD&A per Mcfe                                                 .70               .91               1.11

Year ended December 31, 1996 compared with year ended December 31, 1995.

Revenues. Total revenues increased by $17.2 million (215.1%) to $25.2 million for 1996 from $8.0 million in 1995. The increase in revenues is due to the increase in production from the development of the GAU, and the increase in production due to the 1995 acquisitions of Mustang Island, Oak Hill and the Enron Properties (hereinafter collectively referred to as the "1995 Acquisitions"). The increase is also due to the UMC Acquisition, the CA Acquisition, the Lake Boeuf Acquisition, the W&T Acquisition, the Bayou Sorrel Acquisition and the MCNIC Acquisition (hereinafter referred to as the "1996 Acquisitions") completed during 1996, and the Merger with Alexander completed August 29, 1996. In 1996, the Company produced 521,701 barrels of oil, an increase of 84.1% over 283,440 barrels in 1995, and 5,680,904 Mcf of natural gas, an increase of 224.1% over 1,752,990 Mcf in 1995.

Also contributing to the increase in revenues was the increase in average oil prices of $4.48 per barrel to $21.70 for 1996 from $17.22 for 1995, and the increase in average natural gas prices of $.58 per Mcf to $2.28 per Mcf for 1996 from $1.70 for 1995.

Costs and Expenses. Total costs and expenses, excluding the write-down, increased $10.8 million (152.6%) to $17.9 million for 1996 from $7.1 million for 1995. Lease operating expenses and production taxes increased $2.9 million (138.1%) to $5.0 million for 1996 from $2.1 million for 1995 primarily due to the development of the GAU, the 1995 Acquisitions, the 1996 Acquisitions and the Merger. Lease operating expenses per Mcfe decreased by $.08 to $.42 per Mcfe for 1996 from $.50 per Mcfe for 1995. This decrease is a result of the lower operating costs of the acquired properties combined with reductions in costs at the GAU obtained through economies of scale resulting from the additional wells drilled during 1995 and 1996.

DD&A increased $6.6 million (211.0%) to $9.8 million for 1996 compared to $3.1 million for 1995. This increase is due to the increased production from the GAU, the 1995 Acquisitions, the 1996 Acquisitions and the Merger. The depletion rate per Mcfe was $1.11 for 1996 compared to .91 for 1995. This increase in the depletion rate is primarily due to downward revisions in estimated proved reserves at December 31, 1995 and the acquisition costs associated with the Merger.

At August 29, 1996, as a result of allocating the cost of acquiring Alexander, under the purchase method of accounting, to the proved oil and natural gas properties acquired in connection with the Merger, the Company recognized a non-cash write-down of the oil and natural gas properties, net of related deferred income taxes of $28.3 million, based on prices received in August 1996 of $20.75 per Bbl and $2.21 per Mcf. See Note 2 of Notes to Financial Statements.

Although G&A increased $1.3 million to $3.0 million for 1996, G&A per Mcfe decreased to $.34 (33.3%) for 1996 from $.51 for 1995. This decrease is attributable to the increase in production from the GAU, the 1995 and 1996 Acquisitions and to a lesser extent the Merger, without a proportionate increase in the G&A costs to the Company.

Other Income and Expenses. The increase of $3.2 million (320.0%) in interest expense to $4.2 million for 1996 from $1.0 million for 1995, was due to the increase in the amount of outstanding debt as a result of borrowings under a prior credit facility and the Credit Facility to fund the 1996 Acquisitions and the Merger during 1996, and was partially offset by the decline in weighted average interest rates. Also contributing to the increase was the issuance of the Senior Notes. The average debt outstanding for 1996 was $41.4 million, including the Senior Notes, as compared to $10.6 million for 1995. The weighted average interest rate for 1996 was 8.64% compared to 9.66% for 1995.

Net Loss. A net loss of $25.8 million was generated for 1996, compared with a net loss of $.2 million for 1995. The loss for 1995 includes an extraordinary charge resulting from the write-off of unamortized loan costs attributable to a prior credit facility which was paid off out of proceeds from the Credit Facility. The net loss for 1996 includes a net non-cash write-down of $28.3 million to the Company's oil and natural gas properties, partially offset by the increased operating income generated by the GAU, the 1995 Acquisitions, the 1996 Acquisitions and the Merger. Also included in the net loss was a loss on sale of marketable securities of $118,000 for 1996 as compared to a gain of $221,000 for 1995.

Year ended December 31, 1995 compared with year ended December 31, 1994.

Revenues. Total revenues increased by $4.7 million (141.0%) to $8.0 million for 1995 from $3.3 million for 1994. The increase in revenues is principally due to the continued development of the GAU and the increase in production due to the 1995 Acquisitions. In 1995, the Company produced 283,440 barrels of oil, an increase of 145.1% over 115,642 barrels in 1994, and 1,752,990 Mcf of natural gas, an increase of 182.4% over 620,843 Mcf in 1994. The increase in oil production is almost entirely a result of the GAU's increased oil production resulting from the development since August 1994. The 1995 Acquisitions accounted for the increased natural gas production. Also contributing to the increase in revenues was the increase in average oil prices of $1.21 per barrel to $17.22 for 1995 from $16.01 for 1994. The decline in average natural gas prices of $.41 per Mcf to $1.70 for 1995 down from $2.11 for 1994 was offset by the 182.4% increase in natural gas production.

Costs and Expenses. Total costs and expenses increased $3.7 million (108.0%) to $7.1 million for 1995 from $3.4 million for 1994. Lease operating expenses and production taxes increased $764,420 (55.3%) to $2.1 million for 1995 from $1.4 million for 1994 primarily due to the development of the GAU and the 1995 Acquisitions. Lease operating expenses and production taxes attributable to the GAU increased $284,687 from 1994 to 1995, representing 37.2% of the total increase for the Company. Lease operating expenses and production taxes attributable to the 1995 Acquisitions totaled $256,059 for 1995, representing 33.5% of the total increase for the Company since those properties were not purchased until 1995. Lease operating expenses as a percent of oil and natural gas sales decreased to 22.0% for 1995 from 38.2% for 1994. This decrease is a result of the lower operating costs of the acquired properties, reductions in costs at the GAU obtained through economies of scale resulting from the additional wells drilled since August 1994 and fewer workovers performed during 1995 than during 1994.

DD&A increased $2.1 million (205.8%) to $3.1 million for 1995 compared to $1.0 million for 1994. This increase, was, in part, related to the increased production from the GAU and the 1995 Acquisitions. In addition, the depletion rate on oil and natural gas properties increased to $1.05 per Mcfe for the fourth quarter from $0.79 per Mcfe due to downward revisions in estimated proved reserves at December 31, 1995.

Although G&A increased $787,068 to $1.8 million for 1995, G&A per Mcfe decreased to $0.51 (32.0%) for 1995 from $0.75 for 1994. This decrease is attributable to the increase in production from the "GAU" and the 1995 Acquisitions, without proportionate increase in G&A costs to the Company.

Other Income and Expenses. The increase of $515,010 (99.6%) in interest expense to $1.0 million for 1995 from $517,086 for 1994, was due to the increase in the amount of outstanding debt as a result of borrowings under a prior credit facility with Bank One obtained by the Company in 1994 (the "1994 Credit Facility") and was partially offset by a decline in weighted average interest rates. The average debt outstanding for 1995 was $10.6 million as compared to only $5.2 million for 1994. The weighted average interest rate for 1995 was 9.66% as compared to 11.24% for 1994. During 1995, the Company realized a gain of $220,582 on the sale of marketable securities.

Net Loss. Income before extraordinary item of $205,793 was generated for 1995, compared with a loss before extraordinary item of $489,369 for 1994. This increase is directly the result of the increased production on the GAU and the increase in production resulting from the 1995 Acquisitions. Also contributing to this increase was a realized gain of $220,582 on the sale of marketable securities in 1995.

A net loss of $225,969, after an extraordinary charge of $431,762, was generated for 1995, compared with a net loss of $611,286, after an extraordinary charge of $121,917, in 1994. The extraordinary charge in 1995 resulting from the write-off of unamortized loan costs attributable to Texas Gas Fund I credit facility obtained by the Company in June 1994 ("Texas Gas Fund I"),which was paid off out of proceeds from the 1994 Credit Facility. The extraordinary charge in 1994 was in connection with the write-off of unamortized loan costs attributable to the Company's credit facility with Bank One obtained in 1992, which was paid off in 1994 with proceeds from the credit facility with Texas Gas Fund I.

Pro Forma Results of Operations

The following table sets forth certain information regarding the pro forma combined production volumes, oil and gas sales, average sales prices, average lease operating expenses and general and administrative expenses, operating income and EBITDA assuming the 1995 Acquisitions, the Merger and the Lake Boeuf Acquisition had been consummated on January 1, 1995. The pro forma combined information does not purport to represent the actual results which would have occurred had the Merger been consummated on such date.

                                                                    Pro Forma
                                                                    Year ended
                                                                   December 31,
                                                              1995            1996
Net production:
         Oil (Mmbls)                                             475             608
         Natural gas (Mmcf)                                   11,830          10,887
         Natural gas equivalent (Mmcfe)                       14,680          14,538

Oil and natural gas sales (in thousands):
         Oil                                                 $ 8,030         $12,959
         Natural gas                                          17,981          23,648
         Total                                               $26,011         $36,607

Average sale price:
         Oil (per Bbl)                                        $16.95          $21.30
         Natural gas (per  Mcf)                                 1.52            2.17
         Natural gas equivalent (per  Mcfe)                     1.77            2.52
LOE per Mcfe                                                     .49             .43
G&A expenses per Mcfe                                            .35             .32

Operating income (loss)                                      ($3,297)        $10,776
EBITDA                                                       $12,586         $26,767

Liquidity and Capital Resources.

Year ended December 31, 1996 compared with year ended December 31, 1995.

Net cash provided by operating activities was $11.8 million for the year ended December 31, 1996, compared to $2.9 million for the same period in 1995. The increase in cash flow from operating activities is primarily due to the significant increase in income from operations before DD&A resulting from the 1995 Acquisitions, the 1996 Acquisitions and the Merger discussed above.

Net cash used in investing activities was $49.3 million for 1996 compared with $16.7 million for 1995. This increase was principally due to increased expenditures for oil and natural gas property acquisitions, the 1996 Acquisitions, the Merger, and exploration and development costs.

Net cash provided by financing activities was $45.6 million for 1996 compared with $17.4 million for 1995. The cash provided by financing activities during 1996 primarily consisted of borrowings under credit facilities of $69.0 million, net proceeds from issuance of the Senior Notes of $96.1 million, and proceeds from the issuance of preferred stock of $15.0 million, partially offset by repayments of borrowings under various credit facilities and debt assumed in the Merger aggregating $141.5 million. Borrowings under credit facilities in 1995 were used to fund acquisitions, development of the GAU and working capital.

The Company's working capital at December 31, 1996 was $2.6 million compared to a deficit at December 31, 1995 of $2.3 million. The improvement was due primarily to refinancing of borrowings under a credit facility.

Year ended December 31, 1995 compared with year ended December 31, 1994.

At December 31, 1995, the Company had existing cash and cash equivalents of $6.1 million. Net cash provided by operating activities was $2.9 million for 1995, compared to $373,292 for 1994. The increase in cash flow from operating activities is primarily due to the significant increase in income from operations before DDA.

Net cash used in investing activities was $16.7 million for 1995 compared with $3.8 million for 1994. This increase was principally due to expenditures for development of the GAU and the cash used in the 1995 Acquisitions.

Net cash provided by financing activities was $17.4 million for 1995 compared with $5.9 million for 1994. The cash provided by financing activities during 1995 primarily consisted of increased borrowings under a credit facility of $21.0 million and the net proceeds from the issuance of the Series C Preferred Stock of $4.0 million. Borrowings under the credit facility were used to repay outstanding borrowings under the Texas Gas Fund I of $6.0 million and to fund acquisitions, development of the GAU and working capital.

The Company's working capital deficit at December 31, 1995 was $2.3 million. This deficit was primarily attributable to the inclusion of then current portion of the borrowings under a credit facility which totaled $6.5 million, which was offset in part by an increased cash and accounts receivable position. Also contributing to the working capital deficit was the increase in accounts payable resulting from the increased development activities during 1995.

Future Capital Requirements

The Company has made, and will continue to make, substantial capital expenditures for acquisition, development and production of oil and natural gas reserves, particularly since a substantial portion of the proved reserves of the Company consists of proved undeveloped reserves.

The Company has established an aggregate development and exploration capital budget for its existing properties of approximately $57 million for the year ended December 31,1997. The Company is not contractually committed to expend the budgeted funds. The Company currently expects that available cash, cash flows from operations and available borrowings under the Credit Facility shall be sufficient to fund planned capital expenditures for its existing properties through 1997. However, the Company may need to raise additional capital to fund acquisitions and the development thereof.

For the periods following 1997, the Company may seek additional capital, if required, from traditional reserve base borrowings, equity and debt offerings or joint ventures to further develop and explore its properties and to acquire additional properties. The Company's ability to access additional capital will be available to the Company from any source or that, if available, it will be at prices or on terms acceptable to the Company. Should the Company be unable to access the capital markets or should sufficient capital not be available, the development and exploration of the Company's properties could be delayed or reduced and, accordingly, oil and natural gas revenues and operating results may be adversely affected.

Notes.

On November 1, 1996, the Company closed the offering of $100 million of its Senior Notes. The net proceeds of the Senior Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under the Credit Facility and to increase the Company's working capital. In 1997, the Senior Notes were exchanged for the Exchange Notes which are substantially identical to the Senior Notes. Collectively, the Senior Notes and Exchange Notes are referred to as the "Notes". The Notes bear interest at 10 3/4% per annum, payable semi-annually on May 1 and November 1, commencing May 1, 1997. The Notes mature November 1, 2006, but may be redeemed after November 1, 2001, at the Company's option. The Indenture governing the Notes contains certain covenants, including, but not limited to, covenants restricting the Company and its Restricted Subsidiaries, as defined, ability to incur additional indebtedness. See Note 4 of Notes to Financial Statements.

Credit Facilities.

In August 1996, the Company consummated a $100.0 million reducing revolving line of credit, with an initial borrowing base of $60.0 million and a $5.0 million term loan. The proceeds from the initial borrowings were used to refinance the existing indebtedness of the Company and Alexander. On November 1, 1996 this facility was paid off with a portion of the proceeds from the Notes. Simultaneously, the Company entered into amendments with respect to the Credit Facility. The Credit Facility is a revolving line of credit with an initial borrowing base of $25.0 million, $10.0 million of which may only be used to make acquisitions of producing oil and natural gas properties. The Credit Facility contains certain covenants, including maintenance of a minimum interest coverage ratio, a current ratio and a minimum tangible net worth. See Note 3 of Notes to the Consolidated Financial Statements.

Preferred Stock.

In June 1994, the Company consummated the sale of $5.0 million of Series B Preferred Stock. Fifty thousand shares of Series B Preferred Stock were sold by the Company at $100 per share. The Series B Preferred Stock is convertible into shares of Common Stock at a conversion price of $1.625 per share.

In June 1995, the Company consummated the sale of $4.0 million of Series C Preferred Stock. Fifty thousand shares of Series C Preferred Stock were sold by the Company at $100 per share. The Series C Preferred Stock is convertible into shares of Common Stock at a conversion rate of $2.00 per share. The Series B Preferred Stock and Series C Preferred Stock require that dividends be paid on the Series B Preferred Stock and Series C Preferred Stock before any dividends are paid on Common Stock.

In August 1996, the Company completed the sale of 100,000 shares of Series D Preferred Stock for $10.0 million and 50,000 shares of Series E Preferred Stock for $5.0 million. The Series D Preferred Stock and Series E Preferred Stock are convertible into shares of Common Stock at a conversion price of $2.25 per share. In conjunction therewith, the Company agreed to extend the date at which it may first redeem its Series B and Series C convertible Preferred Stocks from June 14, 1997 to June 14, 1999.

See Note 6 of Notes to Consolidated Financial Statements.

Financial Reporting Impact of Full Cost Method of Accounting.

The Company follows the full cost method of accounting for oil and natural gas properties. Under such method, the net book value of such properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. As a result of allocating additional cost, under the purchase method of accounting, to the oil and natural gas properties in connection with the Merger, the Company recognized a noncash write down of its oil and natural gas properties of approximately $28.3 million, net of deferred taxes. The amount of the actual write down was charged to expense in the third quarter of 1996, the period in which the Merger was consummated. At December 31, 1996, the ceiling exceeded the net book value of the Company's oil and natural gas properties by approximately $75.0 million based on the weighted average prices of crude oil and natural gas, received by the Company at that date, of $25.36 per barrel and $3.72 per mcf, respectively. At March 25, 1997, the price of crude oil and natural gas had declined to $20.99 per barrel and $1.88 per mcf as quoted on the Mercantile Exchange for oil and the New York Mercantile Exchange for natural gas. Sustained decreases in oil and natural gas prices could result in additional write downs during 1997 or future periods.

Changes in Prices and Inflation.

The Company's revenues and value of its oil and natural gas properties have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

During 1995 and 1996, the Company hedged crude oil and natural gas prices through the use of commodity swap agreements in an effort to reduce the effects of the volatility of the price of crude oil and natural gas on the Company's operations. These agreements involve the receipt of fixed-price amounts in exchange for variable payments based on NYMEX prices and specific volumes. In connection with the commodity swap agreements, the Company may also enter into basis swap agreements to reduce the effects of unusual fluctuations between prices actually received at the wellhead and NYMEX prices. Through the use of commodity price and basis swap agreements, the Company can fix the price to be received for specified volumes of production to the commodity swap price less the basis swap price. The differential to be paid or received, under the swap agreement, is accrued in the month of the related production and recognized as a component of crude oil and natural gas sales. The Company does not hold or issue financial instruments for trading purposes.

While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging is accomplished pursuant to swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities is managed by requiring minimum credit standards for counter parties, periodic settlements, and market to market valuations. The Company has not been required to provide collateral relating to hedging activities. At December 31, 1996, the Company had no hedging or basis swap agreements outstanding. During 1996, the Company recognized a net gain of $20,315 related to hedging transactions.

Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the years ended December 31, 1994, 1995 and 1996.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Financial Statements of the Company required by this Item 8 are included as part of Item 14(a)(1) hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item 10 is set forth in the sections entitled "Election of Directors" and "Certain Relationships and Related Transactions -
Section 16 Reporting" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is set forth in the section entitled "Executive Compensation" in the Company's Proxy Statement, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item 12 is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The  information  required by this Item 13 is set forth in the section  entitled
"Certain   Relationships  and  Related  Transactions"  in  the  Company's  Proxy
Statement, and is incorporated herein by reference.


PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report.

1. Financial Statements: See Index to Financial Statements and Financial Statement Schedules on page F-1 of this report .

2. Financial Statement Schedules: See Index to Financial Statement Schedules on page F-1 of this report.

3.   Exhibits: The following documents are filed as exhibits to this report.

     2.1 Agreement and Plan of Merger, dated June 6, 1996, among the Company, NEG-OK, Inc. ("NEG OK"), and Alexander Energy Corporation ("Alexander")(1)

     2.2 First Amendment to Agreement and Plan of Merger, dated as of June 20, 1996, among the Company, NEG-OK and Alexander(2)

     2.3 Mutual Waiver Agreement dated as of August 29, 1996 by and among the Company, NEG-OK and Alexander(3)

     3.1 Certificate of Incorporation of the Company, which includes the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 20, 1990(4), the Certificate of Elimination of the Redeemable Convertible Preferred Stock, Series A of the Company, filed with the office of the Secretary of State of the State of Delaware on June 2, 1994(3), the Certificate of Amendment of Certificate of Incorporation of the Company, filed with the office of the Secretary of State of the State of Delaware on August 29, 1996(3), the Certificate of Designations of the Company of 10% Cumulative Convertible Preferred Stock, Series B(5), the Certificate of Designations of the Company of 10 1/2% Cumulative Convertible Preferred Stock, Series C(6), the Certificate of Designations of the Company of Convertible Preferred Stock, Series D(3), and the Certificate of Designations of the Company of Convertible Preferred Stock, Series E(3)

     3.2 By-laws of the Company(4)

     4.1   Certificate  of   Designations  of  the  Company  of  10%  Cumulative
Convertible Preferred Stock, Series B(5)

     4.2 Certificate of Designations of the Company of 10 1/2% Cumulative Convertible Preferred Stock, Series C(6)

     4.3 Certificate of Designations of the Company of Convertible Preferred Stock, Series D(3)

     4.4 Certificate of Designations of the Company of Convertible Preferred Stock, Series E(3)

     4.5 Note Agreement dated as of April 25, 1989, by and among AEJH 1989 Limited Partnership, Alexander and John Hancock Mutual Life Insurance (10 1/2% Senior Secured Notes)(8)

     4.6 Letter dated August 29, 1996 between Alexander and John Hancock Mutual Life Insurance Company relating to the payment of the 1989 Notes(3)

     4.7 Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the "Guarantor"), formerly NEG-OK, and Bank One, Columbus, N.A.(9)

     10.1 Crude Oil Purchase Contract, dated November 30, 1992, between the Company and Plains Liquids Transport Inc.(10)

     10.2 Amendment to Crude Oil Purchase Contract, dated November 17, 1993, between the Company and Plains Liquids Transport, Inc.(5)

     10.3 Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and Transportation Inc. and the predecessor contract, the Crude Oil Purchase Contract, dated November 12, 1991, between Sunnybrook Transmission, Inc. and TriSearch Inc.(10)

     10.4 Stock Purchase Agreement, dated as of June 2, 1994, among the Company,
Arbco  Associates  L.P.,   Offense  Group  Associates  L.P.,   Kayne,   Anderson
Nontraditional Investments L.P., and Opportunity Associates L.P.(5)

     10.5 Gaines Berland, Inc. Warrant, dated January 27, 1995(1)

     10.11 Purchase and Sale Agreement, dated as of March 29, 1995, between the Company and Enron Oil and Gas Company(6)

     10.12 Agreement for Purchase and Sale (Oak Hill), dated April 12, 1995, between the Company and Sierra 1994 I Limited Partnership(6)

     10.13 Agreement for Purchase and Sale (Mustang Island), dated April 20, 1995, between the Company and Sierra Mineral Development, L.C.(6)

     10.14 Stock Purchase Agreement, dated as of June 14, 1995, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne, Anderson Nontraditional Investments L.P., and Opportunity Associates L.P.(6)

     10.15 Executive Employment Agreement, dated January 1, 1996, between the Company and Miles D. Bender(11)

     10.16 Executive Employment Agreement, dated January 1, 1996, between the Company and R. Thomas Fetters, Jr.(11)

     10.17 Agreement, dated January 1, 1996, between the Company and Randall A. Carter(11)

     10.18 Agreement, dated January 1, 1996, between the Company and Robert A. Imel(11)

     10.19 Executive Employment Agreement, dated January 1, 1996, between the Company and Melissa Rutledge(11)

     10.20 Executive Employment Agreement, dated January 1, 1996, between the Company and William T. Jones(11)

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

     10.45 Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(3)

     10.46 Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(3)

     10.47 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(3)

     10.48 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(3)

     10.49 Form of Deeds of Trust, Mortgages, Security Agreements, Assignments of Production and Financing Statements covering oil and gas properties of the Company and NEG-OK, dated August 29, 1996(3)

     10.50 Sale and Purchase Agreement dated September 26, 1994 by and among JMC Exploration, Inc., Ted Bowman, Chris Webb and John Abrahamson and Alexander(12)

     10.51 First Amendment to Sale and Purchase Agreement dated October 26, 1994 by and among JMC Exploration, Inc., Ted Bowman, Chris Webb and John Abrahamson and Alexander(12)

     10.52 Alexander Energy Corporation 1986 Incentive Stock Option Plan, as amended(13)

     10.53 Alexander Energy Corporation 1993 Stock Option Plan(14)

     10.54 Agreement of Limited Partnership of AEJH 1985 Limited Partnership by and between Alexander and John Hancock Mutual Life Insurance Company, together with all amendments thereto(15)

     10.55 Agreement of Limited Partnership of AEJH 1987 Limited Partnership by and between Alexander and John Hancock Mutual Life Insurance Company, together with all amendments thereto(15)

     10.56 Agreement of Limited Partnership of AEJH 1989 Limited Partnership by and between Alexander and John Hancock Mutual Life Insurance Company dated April 25, 1989(8)

     10.57 Limited Partnership Agreement of Energy and Environmental Services Limited Partnership dated May 15, 1991 by and between Energy and Environmental Services, Inc., as general partner, and Alexander Energy Corporation and REP, Inc., as limited partners(15)

     10.58 Warrant Purchase Agreement among Alexander, Hanifen, Imhoff Inc. and The Principal/Eppler, Guerin & Turner, Inc.(16)

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

     10.62 Asset Purchase and Sale Agreement dated September 30, 1996 by and between the Company and Araxas Energy Corporation, Araxas SPV-1, Inc., Araxas Exploration, Inc. and O'Sullivan Oil and Gas Company, Inc.(9)

     10.63 Purchase Agreement dated October 29, 1996, by and among the Company, Guarantor and Bear, Stearns & Co. Inc., Smith Barney Inc. and Jefferies & Company, Inc. (the "Initial Purchasers")(9)

     10.64 Registration Rights Agreement dated October 29, 1996, by and among the Company, Guarantor and the Initial Purchasers(9)

     10.65 First Amendment to Restated Loan Agreement dated October 31, 1996 among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer (9)

     23.1 Consent of Ernst & Young LLP, Independent Auditors (18)

     23.2  Consent  of  Netherland,   Sewell  &  Associates,  Inc.,  Independent
Petroleum Engineers (18)

     27.1 Financial Data Schedule(17)

     99.39 Certificate of Merger with respect to the merger of Alexander with and into NEG-OK, filed with the offices of the Secretary of State of the State of Delaware and the Secretary of State of the State of Oklahoma on August 29, 1996(3)

         ---------------

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

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(10) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(12) Incorporated by reference to Alexander's Current Report on Form 8-K, dated November 14, 1994.

(13) Incorporated by reference to Alexander's Registration Statement (No. 33-20425), dated March 22, 1988.

(14) Incorporated by reference to Alexander's Proxy Statement for the 1993 Annual Meeting of Stockholders.

(15) Incorporated by reference to Alexander's Form 10-K for the fiscal year ended December 31, 1991.

(16) Incorporated by reference to Alexander's Amendment No. 1 to Registration Statement (No. 33-57142), dated February 26, 1993.

(17) The Financial Data Schedule, for the year ended December 31, 1996, is filed herewith for EDGAR filings only.

(18) Filed herewith.

     -------------


(b)  No reports on Form 8-K were filed dring the last quarter of 1996.

GLOSSARY


Wherever used herein, the following terms shall have the meanings specified.

     Bbl - One stock tank barrel, or 42 US gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     Bcf - One billion cubic feet.

     Bcfe - One billion cubic feet of natural gas equivalent.

     Behind the Pipe - Hydrocarbons in a potentially producing horizon penetrated by a well bore the production of which has been postponed pending the production of hydrocarbons from another formation penetrated by the well bore. The hydrocarbons are classified as proved but non-producing reserves.

     Boe - Barrels of oil equivalent (converting six Mcf of natural gas to one Bbf of oil).

     Developed Acreage - Acres which are allocated or assignable to producing wells or wells capable of production.

     Development Well - A well drilled within the proved are of an oil and natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

     Dry Well - A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

     EBITDA - Earnings (excluding discontinued operations, extraordinary items, charges resulting from changes in accounting and significant nonrecurring revenues and expenses) before interest expense, income taxes, depletion, depreciation and amortization, and the provision for impairment of oil and natural gas properties. EBITDA is not a measure of cash flow as determined my generally accepted accounting principles. EBITDA information has been included in this Prospectus because EBITDA is a measure used by certain investors in determining historical ability to service indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles as an indicator of operating performance or liquidity.

     Exploratory Well - A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a know reservoir.

     Gross Acres or Gross Wells - The total acres or wells, as the case may be, in which a working interest is owned.

     Infill Well - A well drilled between known producing wells to better wells to better exploit the reservoir.

     Mbbl - One thousand Bbl.

     Mmbbl - One million Bbl.

     Mboe - One thousand barrels of oil equivalent.

     Mcf - One thousand cubic feet.

     Mcfe - One thousand cubic feet of natural gas equivalent, using the ratio of one Bbl of crude oil to six Mcf of natural gas.

     Mmcf - One million cubic feet of natural gas equivalent.

     Net Acres or Net Wells - The sum of the fractional working interests owned in gross acres or gross wells.

     NYMEX - New York Mercantile Exchange.

     Oil and Natural Gas Lease - An instrument by which a mineral fee owner grants to a lessee the right for a specific period of time to explore for oil and natural gas underlying the lands covered by the lease and the right to product any oil and natural gas so discovered generally for so long as there is production in economic quantities from such lands.

     Overriding Royalty Interest - A fractional undivided interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production, in addition to the usual royalty paid to the owner, free of costs of production.

     PDNP - Proved developed, nonproducing or behind the pipe reserves.

     Productive Well - A well that is producing oil or natural gas or that is capable of production.

     Proved Developed Reserves - Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     Proved Reserves - The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved Undeveloped Reserves or PUD - Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion.

     PV 10% - The discounted future net cash flows for proved oil and natural gas reserves computed on the same basis as the Standardized Measure, but without deducting income taxes, which is not in accordance with generally accepted accounting principles. PV 10% is an important financial measure for evaluating the relative significance of oil and natural gas properties and acquisitions, but should not be construed as an alternative to the Standardized Measure (as determined in accordance with generally accepted accounting principles).

     Royalty Interest - An interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

     SEC - Securities and Exchange Commission.

     Secondary Recovery - A method of oil and natural gas extraction in which energy sources extrinsic to the reservoir are utilized.

     Standardized Measure - The estimated future net cash flows from proved oil and natural gas reserves computed using prices and costs, at the date indicated, after income taxes and discounted at 10%.

     Undeveloped Acreage - Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

     Working Interest - The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ENERGY GROUP, INC.

By:               /s/ Miles D. Bender                       March 31, 1997
                  -------------------
                  Miles D. Bender
                  President and Chief Executive Officer

By:               /s/ Robert A. Imel                        March 31, 1997
                  ------------------
                  Robert A. Imel
                  Chief Financial Officer and
                  Senior Vice President

By:               /s/ Melissa H. Rutledge                   March 31, 1997
                  -----------------------
                  Melissa H. Rutledge
                  Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on March 31, 1997

By:               /s/Miles D. Bender
                  ------------------
                  Miles D. Bender
                  President,
                  Chief Executive Officer
                  and Director

By:               /s/George B. McCullough
                  -----------------------
                  George B. McCullough
                  Chairman of the Board
                  and Director

By:               /s/Norman C. Miller
                  -------------------
                  Norman C. Miller
                  Chairman, Executive
                  Committee and Director

By:               /s/ Robert H. Kite
                  ------------------
                  Robert H. Kite
                  Director

By:               /s/George M. McDonald
                  ---------------------
                  George M. McDonald
                  Director

By:               /s/Robert V. Sinnott
                  --------------------
                  Robert V. Sinnott
                  Director

By:               /s/Elwood W. Schafer
                  --------------------
                  Elwood W. Schafer
                  Director

By:               /s/Bob G. Alexander
                  -------------------
                  Bob G. Alexander
                  Director

By:               /s/Jim L. David
                  ---------------
                  Jim L. David
                  Vice President -
                  Exploitation and Director

By:               /s/Robert A. West
                  -----------------
                  Robert A. West
                  Director

By:               /s/Robert J. Mitchell
                  ---------------------
                  Robert J. Mitchell
                  Director

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS                                                       Page
                                                                          ------

Report of Independent Auditors........................................       F-2
Balance Sheets at December 31, 1995 and 1996..........................       F-3
Statements of Operations for the years ended December 31, 1994,
   1995 and 1996......................................................       F-4
Statements of Cash Flows for the years ended December 31, 1994,
   1995 and 1996......................................................       F-5
Statements of Changes in Stockholders' Equity for the years
   ended December 31, 1994, 1995 and 1996.............................       F-6
Notes to Financial Statements.........................................       F-8


FINANCIAL STATEMENT SCHEDULES

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
National Energy Group, Inc.

     We have audited the accompanying balance sheets of National Energy Group, Inc., as of December 31, 1995 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Energy Group, Inc., at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP


Dallas, Texas
March 18, 1997

                           NATIONAL ENERGY GROUP, INC.

                                 BALANCE SHEETS

                                                                                              December 31,
                                                                                         1995             1996
                                                                                     ------------    ------------
                                      ASSETS
Current assets:
   Cash and cash equivalents....................................................      $ 6,076,199     $14,182,246
   Marketable securities........................................................        1,824,724              --
   Accounts receivable-- oil and gas sales......................................        1,407,349       6,812,358
   Accounts receivable-- joint interest and other...............................          262,619       3,003,661
   Other........................................................................          335,751       1,131,736
                                                                                     ------------    ------------
Total current assets............................................................        9,906,642      25,130,001

Oil and gas properties, at cost (full cost method):
   Proved oil and gas properties................................................       37,493,394     169,863,109
   Unproved oil and gas properties..............................................          707,913      24,682,425
                                                                                     ------------    ------------
                                                                                       38,201,307     194,545,534
Accumulated depreciation, depletion, and amortization...........................        5,366,293      15,039,999
                                                                                     ------------    ------------
Net oil and gas properties......................................................       32,835,014     179,505,535

Other property and equipment....................................................          372,395       2,869,227
Accumulated depreciation........................................................          236,278         347,841
                                                                                     ------------    ------------
Net other property and equipment................................................          136,117       2,521,386

Other assets, net...............................................................          613,593       4,878,234
                                                                                     ------------    ------------
Total assets....................................................................      $43,491,366    $212,035,156
                                                                                     ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable-- trade.....................................................      $ 3,649,906    $ 12,012,655
   Accounts payable-- revenue and other.........................................          984,299       7,281,271
   Accounts payable-- broker margin.............................................          978,656              --
   Accrued merger costs.........................................................               --       1,462,724
   Accrued interest.............................................................          128,938       1,791,667
   Note payable and current portion of long-term debt...........................        6,500,000              --
                                                                                     ------------    ------------
Total current liabilities.......................................................       12,241,799      22,548,317

Other long-term liabilities.....................................................               --       1,786,813
Long-term debt, less current portion............................................       13,475,000              --
10 3/4% Senior Notes due 2006...................................................               --     100,000,000
Deferred income taxes...........................................................               --       7,273,829

Stockholders' equity:
   Convertible preferred stock, $1.00 par:
     Authorized shares 1,000,000
     Issued and outstanding shares -- 92,500 and 242,500 at December 31, 1995 and
       1996, respectively
     Aggregate liquidation preference -- $9,250,000 and $24,250,000 at December 31,
       1995 and 1996, respectively..............................................           92,500         242,500
   Common stock, $.01 par value:
     Authorized shares -- 50,000,000 and 100,000,000 at December 31, 1995 and 1996,
       respectively
     Issued and outstanding shares -- 11,880,125 and 35,977,140 at December 31,
       1995 and 1996, respectively..............................................          118,801         359,771

   Additional paid-in capital...................................................       21,485,224     110,293,386
   Unrealized loss on marketable securities, net................................         (247,492)             --
   Deficit......................................................................       (3,674,466)    (30,469,460)
                                                                                     ------------    ------------
Total stockholders' equity......................................................       17,774,567      80,426,197
                                                                                     ------------    ------------
Total liabilities and stockholders' equity......................................      $43,491,366    $212,035,156
                                                                                     ============    ============

                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                                                                 Year ended December 31,
                                                                             1994         1995           1996
                                                                        ------------  ------------  -----------
Revenue:
   Oil and gas sales...............................................      $3,158,716   $  7,858,316  $24,319,398
   Well operator fees..............................................         157,845        136,943      876,247
                                                                        -----------   ------------  -----------
                                                                          3,316,561      7,995,259   25,195,645

Costs and expenses:
   Lease operating.................................................       1,207,251      1,732,124    3,740,525
   Oil and gas production taxes....................................         176,320        415,867    1,285,410
   Depreciation, depletion, and amortization.......................       1,029,986      3,149,464    9,795,283
   Writedown of oil and gas properties.............................              --             --   43,497,000
   General and administrative......................................         984,304      1,771,372    3,034,146
                                                                        -----------   ------------  -----------
                                                                          3,397,861      7,068,827   61,352,364
                                                                        -----------   ------------  -----------
Operating income (loss)............................................         (81,300)       926,432  (36,156,719)
Interest expense...................................................        (517,086)    (1,032,096)  (4,212,564)
Interest income and other, net.....................................         109,017         90,875      426,021
Gain (loss) on sale of marketable securities.......................              --        220,582     (117,955)
                                                                        -----------   ------------  -----------
Income (loss) before income taxes..................................        (489,369)       205,793  (40,061,217)
Benefit for income taxes...........................................              --             --  (14,503,595)
                                                                        -----------   ------------  ------------
Income (loss) before extraordinary item............................        (489,369)       205,793  (25,557,622)
Extraordinary loss on early extinguishments of debt................        (121,917)      (431,762)    (292,372)
                                                                        -----------   ------------  -----------
Net loss...........................................................       $(611,286)  $   (225,969)$(25,849,994)
                                                                        ============  ============= ============

Loss per common share:
   Loss before extraordinary item..................................       $    (.09)  $       (.05) $     (1.33)
                                                                        ============  ============= ============
   Net loss........................................................       $    (.10)  $       (.09) $     (1.34)
                                                                        ============  ============= ============
Weighted average number of common and common equivalent
   shares outstanding..............................................       8,476,821     10,701,635   19,939,975
                                                                        ============  ============= ============

                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                   Year ended December 31,
                                                                              1994          1995           1996
                                                                         ------------- -------------  --------------
Operating Activities
Net loss.............................................................      $ (611,286) $   (225,969)   $(25,849,994)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation, depletion, and amortization.......................       1,029,986     3,149,464       9,795,283
     Writedown of oil and gas properties.............................              --            --      43,497,000
     Amortization of loan costs......................................          19,114        21,060         151,063
     Amortization of deferred compensation...........................          41,694        39,809          36,083
     Benefit for deferred income taxes...............................              --            --     (14,503,595)
     Extraordinary loss on early extinguishment of debt..............         121,917       431,762         292,372
     Common stock, options, and warrants issued for services.........          64,290       104,614         216,206
     Loss (gain) on sale of marketable securities....................              --      (220,582)        117,955
     Changes in operating assets and liabilities  excluding
       effects of business acquisitions:
         Accounts receivable.........................................        (217,192)     (784,668)     (4,729,262)
         Accounts receivable from related parties....................              --        23,999              --
         Other current assets........................................        (101,530)     (108,615)       (320,601)
         Accounts payable and accrued liabilities....................          26,299       425,626       3,085,455
                                                                         ------------  ------------   -------------
Net cash provided by operating activities............................         373,292     2,856,500      11,787,965
                                                                         ------------  ------------   -------------

Investing Activities
Purchases of marketable securities...................................      (1,081,041)   (2,917,659)         (9,008)
Proceeds from sale of marketable securities..........................          35,176     2,111,890       1,675,669
Proceeds from broker margin..........................................              --       978,656              --
Purchases of other property and equipment............................         (48,632)      (42,950)     (1,553,355)
Oil and gas acquisition, exploration, and development expenditures...      (2,849,508)  (16,912,919)    (46,945,872)
Acquisition of Alexander Energy Corporation, net of cash acquired of               --            --      (2,455,993)
   $1,332,444........................................................
Proceeds from sales of oil and gas properties........................          90,500        69,306              --
Other ...............................................................          41,471       (11,963)         11,638
                                                                         ------------  -------------  -------------
Net cash used in investing activities................................      (3,812,034)  (16,725,639)    (49,276,921)
                                                                         ------------  ------------   -------------

Financing Activities
Proceeds from issuance of 10 3/4% Notes due 2006, net................              --            --      96,059,119
Proceeds from issuance of long-term debt, net........................       5,691,366    17,514,077      69,026,613
Proceeds from issuance of note payable...............................              --     3,000,000       8,000,000
Repayments of long-term debt.........................................      (4,200,000)   (6,875,000)   (130,510,233)
Repayments of note payable...........................................              --            --     (11,000,000)
Repayments of other long-term liabilities............................         (77,571)           --        (534,815)
Proceeds from exercise of stock options and warrants.................          35,938       467,987         499,704
Proceeds from issuance of convertible preferred stock, net...........       4,436,372     3,980,343      15,000,000
Preferred stock dividends............................................         (14,705)     (735,000)       (945,000)
Payments for redemption of fractional shares.........................            (477)         (714)           (385)
                                                                         ------------  ------------   -------------
Net cash provided by financing activities............................       5,870,923    17,351,693      45,595,003
                                                                         ------------  ------------   -------------

Increase in cash and cash equivalents................................       2,432,181     3,482,554       8,106,047
Cash and cash equivalents at beginning of period.....................         161,464     2,593,645       6,076,199
                                                                         ------------  ------------   -------------
Cash and cash equivalents at end of period...........................      $2,593,645  $  6,076,199    $ 14,182,246
                                                                         ============  ============   =============

Supplemental Cash Flow Information
Interest paid in cash................................................      $  457,949  $    983,075    $  2,549,835
                                                                         ============  ============   =============

                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       Common Stock
                                                                                        Issuable
                                          Convertible                                  Under Asset
                                        Preferred Stock            Common Stock        Acquisition
                                       Shares       Amount      Shares       Amount     Agreement
                                       ------       ------      ------       ------     ---------
Balance at December 31, 1993......         --     $     --    7,844,732    $ 78,447    $  97,910
   Common stock issued upon
     exercise of options...........        --           --       62,500         625           --
   Common stock issued or issuable
     under asset acquisition
     agreements...................         --           --      200,000       2,000       38,125
   Issuance of Series B Preferred
     Stock........................     50,000       50,000           --          --           --
   Common stock issued for services        --           --       60,250         602           --
   Common stock issued upon
     conversion
     of Series A Preferred Stock..         --           --      425,000       4,250           --
   Common stock issued on
     conversion of long-term debt          --           --      415,054       4,151           --
   Unrealized gain on marketable
     securities...................         --           --           --          --           --
   Preferred stock dividends......      2,500        2,500           --          --           --
   Net loss.......................         --           --           --          --           --
                                   ----------   ----------  -----------  ----------  -----------
Balance at December 31, 1994......     52,500       52,500    9,007,536      90,075      136,035
   Common stock issued upon
     exercise of options and warrants      --           --      327,992       3,280           --
   Common stock issued under asset
     acquisition agreement........         --           --      300,000       3,000     (136,035)
   Common stock and warrants
     issued for services..........         --           --       13,000         130           --
   Common stock issued upon
     conversion of Class B Common
     Stock........................         --           --    1,166,796      11,668           --
   Common stock and warrants
     issued to acquire interests
     in oil and gas properties             --           --    1,064,801      10,648           --
   Issuance of Series C Preferred
     Stock........................     40,000       40,000           --          --           --
   Preferred stock dividends......         --           --           --          --           --
   Unrealized loss on marketable
     securities...................         --           --           --          --           --
   Net loss.......................         --           --           --          --           --
                                   ----------   ----------  -----------  ----------  -----------
Balance at December 31, 1995......     92,500       92,500   11,880,125     118,801           --


                                                       Gain (Loss)
                                         Additional    on Available                  Total
                                          Paid-In       for-Sale                  Stockholders'
                                          Capital      Securities      Deficit       Equity
                                          -------      ----------      -------       ------
Balance at December 31, 1993......     $  7,980,992    $      --    $(1,837,506)  $ 6,319,843
   Common stock issued upon
     exercise of options..........           35,313           --             --        35,938
   Common stock issued or issuable
     under asset acquisition
     agreements...................          123,000           --             --       163,125
   Issuance of Series B Preferred
     Stock........................        4,386,372           --             --     4,436,372
   Common stock issued for services          51,908           --             --        52,510
   Common stock issued upon
     conversion...................
     of Series A Preferred Stock..          420,720           --             --       424,970
   Common stock issued on
     conversion of long-term debt.          380,311           --             --       384,462
   Unrealized gain on marketable
     securities...................               --      136,285             --       136,285
   Preferred stock dividends......          247,500           --       (264,705)      (14,705)
   Net loss.......................               --           --       (611,286)     (611,286)
                                      -------------  -----------   ------------- -------------
Balance at December 31, 1994......       13,626,116      136,285     (2,713,497)   11,327,514



   Common stock issued upon
     exercise of options and warrants       464,707           --             --       467,987
   Common stock issued under asset
     acquisition agreement........          133,035           --             --            --
   Common stock and warrants
     issued for services..........           79,203           --             --        79,333
   Common stock issued upon
     conversion of Class B Common
     Stock........................          (11,668)          --             --            --
   Common stock and warrants
     issued to acquire interests
     in oil and gas properties....        3,269,003           --             --     3,279,651
   Issuance of Series C Preferred
     Stock........................        3,924,828           --             --     3,964,828
   Preferred stock dividends......               --           --       (735,000)     (735,000)
   Unrealized loss on marketable
     securities...................               --     (383,777)            --      (383,777)
   Net loss.......................               --           --       (225,969)     (225,969)
                                      -------------  -----------   ------------- -------------
Balance at December 31, 1995......       21,485,224     (247,492)    (3,674,466)   17,774,567

                           NATIONAL ENERGY GROUP, INC.

                                                                                              Common Stock
                                                                                                Issuable
                                             Convertible                                       Under Asset
                                           Preferred Stock              Common Stock           Acquisition
                                         Shares        Amount        Shares       Amount        Agreement
                                         ------        ------        ------       ------        ---------
   Common stock issued upon
     exercise  of options and warrants        --     $      --        351,242    $  3,513       $      --
   Common stock, options, and
     warrants issued for services.....        --            --         50,000         500              --
   Common stock issued to acquire
     interests in oil and gas
     properties.......................        --            --      2,416,332      24,163              --
   Issuance of Series D and E
     Convertible Preferred Stock
     and related warrants to
     purchase common stock............   150,000       150,000            --          --               --
   Common stock, stock options,
     and warrants issued or assumed
     in acquisition of Alexander
     Energy Corporation...............        --            --     21,279,441     212,794              --

   Preferred stock dividends..........        --            --            --          --               --
   Change in unrealized gain on
     marketable securities............        --            --            --          --               --
   Net loss...........................        --            --            --          --               --
                                         -------      --------     ----------   ---------        ---------
Balance at December 31, 1996..........   242,500      $242,500     35,977,140    $359,771        $     --
                                         =======      ========     ==========   =========        =========

                                                       Unrealized
                                                       Gain (Loss)
                                          Additional  on Available                     Total
                                           Paid-In      for-Sale                   Stockholders'
                                           Capital     Securities       Deficit       Equity
                                           -------     ----------       -------       ------
   Common stock issued upon
     exercise of options and warrants   $    496,191    $      --    $        --   $   499,704
   Common stock, options, and
     warrants issued for services.....       215,706           --             --       216,206
   Common stock issued to acquire
     interests in oil and gas
     properties.......................     8,319,203           --             --     8,343,366
   Issuance of Series D and E
     Convertible Preferred Stock
     and related warrants to
     purchase common stock............    14,850,000           --             --    15,000,000
   Common stock, stock options,
     and warrants issued or assumed
     in acquisition of Alexander
     Energy Corporation...............    64,927,062           --             --    65,139,856
   Preferred stock dividends..........            --           --       (945,000)     (945,000)
   Change in unrealized gain on
     marketable securities............            --      247,492             --       247,492
   Net loss...........................            --           --    (25,849,994)  (25,849,994)
                                       -------------  -----------   ------------- ------------
Balance at December 31, 1996..........  $110,293,386    $      --   $(30,469,460)  $80,426,197
                                       =============  ===========   ============= ============


                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


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

  Cash and Cash Equivalents

     Cash and cash equivalents include demand deposits and money-market investments with maturities of three months or less when purchased. At December 31, 1995 and 1996, all cash and cash equivalents were invested with Bank One, Texas, N.A. ("Bank One").

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

     The following is a summary of available-for-sale securities at December 31, 1995 (none in 1996):

                                                                      Gross             Gross
                                                                   Unrealized        Unrealized         Estimated
                                                     Cost             Gains            Losses          Fair Value
                                                     ----             -----            ------          ----------
     Common stocks...........................    $ 2,072,216        $1,026           $ 248,518        $ 1,824,724
                                                 ===========        ======           =========        ===========

     The marketable securities were comprised of securities of other independent oil and gas companies. The common stock of one oil and gas company accounted for 62% of the estimated fair market value of the total marketable securities held at December 31, 1995.

    During the years ended December 31, 1995 and 1996, the Company sold available-for-sale securities with a fair value at the date of sale of $2,111,890 and $1,675,669, respectively. The gross realized gains on such sales totaled $224,443 in 1995 and $9,765 in 1996. The gross realized losses on such sales totaled $3,861 and $127,720 during 1995 and 1996, respectively.

  Accounts Receivable

    The Company sells crude oil and natural gas to various customers. In addition, the Company participates with other parties in the operation of crude oil and natural gas wells. Substantially all of the Company's accounts receivable are due from either purchasers of crude oil and natural gas or participants in crude oil and natural gas

                           NATIONAL ENERGY GROUP, INC.

                                December 31, 1996


wells for which the Company serves as the operator. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells. Crude oil and natural gas sales are generally unsecured.

  Natural Gas Production Imbalances

    The Company accounts for natural gas production imbalances using the sales method, whereby the Company recognizes revenue on all natural gas sold to its customers notwithstanding the fact that its ownership may be less than 100% of the natural gas sold.

 Oil and Gas Properties

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

    The Company has capitalized internal costs of $158,961, $141,516, and $487,835 for the years ended December 31, 1994, 1995, and 1996, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities based on the percentage of their time devoted to such activities.

  Other Property and Equipment

    Other property and equipment includes gas processing and field production facilities, furniture, fixtures, and other equipment. Such assets are recorded at cost and are depreciated over their estimated useful lives using the straight-line method.

    Maintenance and repairs are charged against income when incurred; and renewals and betterments, which extend the useful lives of property and equipment, are capitalized.

  Income Taxes

    The Company uses the liability method in accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Natural Gas Hedging Activities

    In 1995 and 1996, the Company hedged natural gas prices through the use of commodity price swap agreements in an effort to reduce the effects of the volatility of the price of natural gas on the Company's operations. These agreements involve the receipt of fixed-price amounts in exchange for variable payments based on NYMEX prices and specific volumes. In connection with the commodity price swap agreements, the Company may also enter into basis swap agreements to reduce the effects of unusual fluctuations between prices actually received at the wellhead and NYMEX prices. Through the use of commodity price and basis swap agreements, the Company can fix the price to be received for specified volumes of production to the commodity swap price less the basis swap price. The differential to be paid or received under the swap agreement is accrued in the month of the related production and recognized as an adjustment to oil and gas sales. The Company does not hold or issue financial instruments for trading purposes.

  Stock Options

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Earnings (Loss) Per Share

    Primary earnings (loss) per common and common equivalent share data is computed by dividing net income (loss), adjusted for preferred stock dividend requirements of $264,705, $735,000, and $945,000 for 1994, 1995, and 1996,
respectively, by the weighted average number of common and common equivalent shares outstanding during each period. Shares issuable upon exercise of options and warrants are included in the computation of earnings per common and common equivalent share to the extent that they are dilutive. Fully diluted earnings
(loss) per share computations also assume the conversion of the Company's preferred stock (Note 5) if such conversion has a dilutive effect.

    For the years ended December 31, 1994, 1995, and 1996, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, the loss per share calculations for such periods are based on the weighted average number of common shares outstanding during each year.

  Reclassifications

    Certain previously reported amounts have been reclassified to conform with the current presentation.

2. Acquisitions

     During 1994, the Company acquired an additional 17.0% working interest in the Goldsmith Adobe Unit ("GAU"). Such interest was acquired for $584,095 in cash. The Company is the operator of the GAU and holds a 91.8% working interest in the GAU.

    In April 1995, the Company purchased a 100% working interest (77% net revenue interest) in State of Texas Lease No. 69153 and the State Tract 901-S Field, Nueces County, Texas ("Mustang Island") for $900,000 in cash and 352,500 shares of Common Stock. The cash portion of the acquisition was funded from available cash.

    In June 1995, the Company completed the acquisition of producing gas properties in the Oak Hill Field ("Oak Hill") in Rusk County, Texas, which is a component of the Cotton Valley Trend. The consideration paid by the Company for Oak Hill consisted of $7,200,000 in cash, 612,301 shares of Common Stock and warrants to purchase 200,000 shares of Common Stock at a price per share of $2.00. The cash portion of the acquisition was funded primarily by borrowings under a credit facility with Bank One.

    In addition, in June 1995, the Company completed the acquisition of producing oil and gas properties in Eddy County, New Mexico from Enron Oil and Gas Company (the "Enron Properties") for $2,119,295 in cash. This acquisition was funded by borrowings under a credit facility with Bank One and available cash.

    The following pro forma data presents the results of the Company for the years ended December 31, 1994 and 1995, as if the acquisition of Mustang Island, Oak Hill, and the Enron Properties had occurred on January 1, 1994. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for the oil and gas revenues, production costs, and depreciation and depletion related to the properties and additional interest on borrowed funds (in thousands, except per share amounts).

                                                                                     Pro Forma
                                                                              Year ended December 31,
                                                                               1994                   1995
                                                                       ----------------      -------------
                                                                                       (Unaudited)
Revenues...........................................................     $        5,051       $       $9,254
                                                                       ===============       ==============
Loss before extraordinary item.....................................     $         (573)      $           --
                                                                       ===============       ==============
Loss before extraordinary item per common share....................     $         (.06)      $         (.06)
                                                                       ===============       ==============

    In January 1996, the Company completed the acquisition of oil and gas properties in offshore Nueces County, Texas, adjacent to the Company's Mustang Island property, from C/A Limited, Chartex Petroleum Company, and Petrotex Engineering Company. The acquisition includes interests in five wells, a pipeline and separation facility related to Mustang Island. The consideration for this acquisition consisted of 140,857 shares of the Company's Common Stock and $675,000 in cash.

     In February 1996, the Company completed the acquisition of two oil and gas wells on one offshore block, interests in five other offshore blocks, and a related production platform and equipment in offshore Nueces County, Texas, adjacent to the Company's Mustang Island property, from UMC Petroleum
Corporation (the "UMC Acquisition"). The consideration for this acquisition consisted of $1.5 million in cash, which was funded primarily from borrowings under a credit agreement with Bank One.

    In April 1996, the Company won exploration rights on 16 offshore tracts (covering 7,765 acres) in the Mustang Island area in offshore Nueces County, Texas through successful bids with the State of Texas ("Offshore Lease
Acquisition"). The Company paid $1,437,302 in cash for these rights, and the purchase was funded by borrowings under a credit facility with BankOne and available cash.

    On August 29, 1996, the Company completed the acquisition of Alexander Energy Corporation ("Alexander"). The transaction consisted of a merger (the "Merger") of Alexander with and into National Energy Group of Oklahoma, Inc., formerly known as NEG-OK, Inc., a wholly-owned subsidiary of the Company ("NEG-OK"). Pursuant to the Merger, (a) the separate corporate existence of Alexander terminated, (b) each share of Alexander common stock, par value $.03 per share ("Alexander Common Stock"), together with certain rights associated with the Alexander Common Stock outstanding immediately before the Merger, were converted into 1.7 shares of the Company's Common Stock, and (c) all outstanding options and warrants to purchase Alexander Common Stock were assumed by the Company and converted into options and warrants to purchase Common Stock. In lieu of fractional shares, Alexander shareholders otherwise entitled to receive fractional shares of Common Stock were paid in cash an amount equal to $4.375 multiplied by the fraction of a share of Common Stock to be received. On December 31, 1996, NEG-OK was merged into and with the Company and its separate corporate existence ceased to exist.

    In connection with the Merger, on August 29, 1996, the Company, NEG-OK, and Boomer Marketing Corporation ("Boomer Marketing"), a wholly-owned subsidiary of NEG-OK, entered into a new credit facility. See Note 3. On August 29, 1996, the Company also closed the sale of 100,000 shares of its Convertible Preferred Stock, Series D, $1.00 par value per share, the sale of 50,000 shares of its Convertible Preferred Stock, Series E, $1.00 par value per share, and warrants to purchase 1,050,000 shares of Common Stock. See Note 6.

    The cost of acquiring Alexander was approximately $69.4 million, consisting of the following (in thousands):

Fair value of 21.1 million shares of the Company's Common
  Stock issued........................................................   $63,404
Cost of 105,740 shares of NEG-OK common stock owned by the
  Company.............................................................       288
Alexander stock options and warrants assumed..........................       340
Fair value of 122,324 shares of the Company's
  Common Stock and 800,000 warrants issued for services
  provided by investment advisors.....................................     1,322
Other investment advisor, legal, and accounting professional
  fees and other Merger related costs.................................     4,009
                                                                           -----
                                                                         $69,363
                                                                         =======

     The fair value of the securities issued in connection with the Merger was calculated using the price of the Company's Common Stock at the time the Merger was announced to the public of $3.00 per share.

    The Company's purchase price has been allocated to the consolidated assets and liabilities of NEG-OK based on preliminary estimates of fair values with the remaining purchase price allocated to proved oil and gas properties. No goodwill has been recorded in this transaction.

    The preliminary allocation of the purchase price is summarized as follows (in thousands):

Working capital (deficit) assumed, excluding current portion
  of long-term debt.................................................$       (87)
Oil and gas properties:
  Proved............................................................    132,756
  Unproved..........................................................      6,319
Other property and equipment........................................        970
Other non-current assets............................................        198
Long-term debt assumed..............................................    (45,853)
Other non-current liabilities assumed...............................     (3,163)
Deferred income taxes...............................................    (21,777)
                                                                       ---------
                                                                      $  69,363
                                                                      ==========


    Under the full cost method of accounting, the carrying value of oil and gas properties (net of related deferred taxes) is generally not permitted to exceed the sum of the present value (10% discount rate) of estimated future net cash flows, after tax, from proved reserves, based on current prices and costs, plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). Based upon the combined cost center ceiling at August 29, 1996, and the preliminary allocation of the Company's purchase price, the purchase price allocated to oil and gas properties was in excess of the cost center ceiling using oil and natural gas prices being received by the Company and NEG-OK in August 1996 of $20.75 per Bbl and $2.21 per Mcf. Such excess was written off at the date of acquisition, resulting in a charge to the Company's results of operations of $28.3 million as follows (in thousands):

Writedown of oil and gas properties...................................$  43,497
Deferred income tax benefit...........................................  (15,224)
                                                                      ----------
                                                                      $  28,273
                                                                      ==========

    In September 1996, the Company acquired an approximate 87.5% working interest in two wells and certain proved undeveloped reserves in the South Lake Boeuf Field, La Fourche Parish, Louisiana (the "Lake Boeuf Acquisition") for approximately $7.2 million, consisting of $1.5 million in cash and 1,758,460 shares of Common Stock.

    The following pro forma data presents the results of the Company for the years ended December 31, 1995 and 1996, as if the acquisitions of Mustang Island, Oak Hill, the Enron Properties, NEG-OK, and the Lake Boeuf Acquisition had occurred on January 1, 1995. The historical results of the CA Acquisition and the UMC Acquisition were not significant. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation, and depletion related to the properties and businesses acquired, interest on borrowed funds, additional preferred stock dividend requirements, and the related income tax effects (in thousands, except per share amounts).

                                                               Pro Forma
                                                         Year ended December 31,
                                                           1995          1996
                                                        ----------  ------------
                                                              (Unaudited)
Total revenues.........................................$   28,790   $    38,818
                                                       ===========  ============
Income (loss) before extraordinary item................$   (6,131)  $     3,652
                                                       ===========  ============
Income (loss) before extraordinary item per share......$     (.20)  $       .06
                                                       ===========  ============


In October 1996, the Company acquired certain leasehold interests located in the Easy Bayou Sorrel Field, Iberville Parish, Louisiana from W&T Offshore, Inc. The consideration paid by the Company consisted of $3,300,000 in cash. In November 1996, the Company completed the acquisition of oil and natural gas properties and related facilities located in the Bayou Sorrel Field, Iberville Parish, Louisiana. The consideration paid by the Company consisted of $9,025,000 cash, 477,612 shares of the Company's Common Stock and conveyance of 3% overriding royalty interest in the property acquired, limited to production below 11,000 feet. In December 1996, the Company acquired certain oil and natural gas properties located in the East Bayou Sorrel Field, Iberville Parish, Louisiana. The consideration paid by the Company consisted of $7,000,000 in cash. The Company funded the cash portion of these acquisitions from available cash. These acquisitions consisted principally of proved developed nonproducing and unproved properties and, accordingly, did not have a significant impact on the Company's results of operations for 1996.

3. Credit Facilities

    Borrowings of $6,000,000 were outstanding at December 31, 1994, under a credit facility with Texas Gas Fund I. A portion of the proceeds from the Texas Gas Fund I facility were used to repay the Company's previous loan with Bank One which resulted in an extraordinary charge of $121,917, or $.01 per common share.

    In June 1995, the Company consummated a $33,000,000 reducing revolving line of credit facility (the "Prior Credit Facility") with Bank One. The initial advance under the Facility of $12,500,000 was used to pay off the Company's credit facility with Texas Gas Fund I, to purchase Oak Hill and the Enron Properties (Note 2), and for closing fees. The repayment of borrowings under the Texas Gas Fund I facility resulted in an extraordinary charge of $431,762 or $.04 per common share.

    At December 31, 1995, the Prior Credit Facility consisted of a revolving note of up to $30,000,000, subject to a borrowing base, and an advance note of up to $3,000,000 (primarily for the development of GAU). Interest on the revolving note was at a rate of prime plus 1% (subject to reduction in certain circumstances) or LIBOR plus 3.75% (subject to reduction in certain circumstances), at the Company's option. Interest on the advance note was at a rate of prime plus 4%. Payments of interest and principal were made monthly. The Facility was secured by all of the Company's principal oil and gas properties and related equipment, oil and gas inventory, and related receivables. Prepayments were allowed at any time. At December 31, 1995, the Company had $16,975,000 outstanding under the revolving note and $3,000,000 outstanding under the advance note.

     On August 29, 1996, the Company, NEG-OK and Boomer Marketing, entered into a credit facility (the "Credit Facility") with Bank One, as Bank and Administrative Agent, and the Credit Lyonnais New York Branch, as Bank and Syndication Agent (collectively, the "Banks"). The Credit Facility consisted of a $100.0 million reducing revolving line of credit, with an initial borrowing base of $60.0 million and a $5.0 million term loan. Interest under the reducing revolving line of credit was payable monthly at the Bank One base rate. The proceeds from the Credit Facility were used to repay the Prior Credit Facility and the existing indebtedness of NEG-OK, resulting in an extraordinary charge of $292,372 or $.01 per common share.

     On November 1, 1996, the Company repaid the outstanding borrowings under the Credit Facility with a portion of proceeds from the issuance of $100.0 million principal amount of 10 3/4% Senior Notes due 2006 (the "Senior Notes"). See Note 4.

     In connection with the issuance of the Senior Notes, the Company amended the Credit Facility. The borrowing base, pursuant to the amended Credit Facility, was reduced to $25.0 million, limited to $15.0 million for general corporate purposes and $10.0 million for acquisitions of producing oil and gas properties. The borrowing base will be redetermined at least semiannually and may require mandated monthly principal reductions by an amount determined by the Banks from time to time. No principal reductions will be required before the next borrowing base redetermination scheduled for April 1, 1997. The principal is due at maturity, August 29, 2000. Interest is payable monthly and is calculated at the Bank One base rate, as determined from time to time by Bank One (which increases by .25% if the outstanding loan balance is greater than 75% of the borrowing base). The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Credit Facility. At December 31, 1996, the Company had no outstanding indebtedness under the amended Credit Facility.

     The Company is required to pay a commitment fee on the unused portion of the borrowing base equal to this of 1% per annum and paid a facility fee equal to 3/4% of the initial borrowing base under the Credit Facility.

    The Company granted to the Banks liens on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and natural gas properties. The Credit Facility requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth.

    The Credit Facility includes other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as result of the payment thereof. In addition, if the Company is required to purchase or redeem any portion of the Notes, or if any portion of the Notes become due, the borrowing base is subject to reduction. At December 31, 1996, the Company was not in violation of any covenants of the Credit Facility.

4. 10 3/4% Senior Notes due 2006


     On November 1, 1996, the Company completed the sale of $100.0 million principal amount of Senior Notes. The net proceeds of the Senior Notes of approximately $96.0 million were used to repay approximately $62 million of borrowings outstanding under the Credit Facility and to increase the Company's working capital. In 1997, the Senior Notes were exchanged for an equal principal amount of the Company's 10 3/4% Senior Notes due 2006 ("Exchange Notes") which are substantially identical to the Senior Notes. Collectively, the Senior Notes and the Exchange Note are referred to as the "Notes." The Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Notes (the "Indenture"), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

     The Indenture provides that the Notes will be unconditionally guaranteed (the "Guarantee") by any subsidiary designated by the Company as a Restricted Subsidiary (a "Guarantor"). As a result of the merger of NEG-OK into the Company on December 31, 1996, the Company has no Restricted Subsidiaries.

    The Indenture contains certain covenants limiting the Company and any Restricted Subsidiaries, with respect to the following: (i) assets sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries; (viii) mergers and consolidations; and (ix) transactions with affiliates.

    At any time on or after November 1, 2001, the Company may, at its option, redeem all or any portion of the Notes at the redemption prices expressed as percentages of the principal amount of the Notes set forth below, plus, in each case, accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the 12-month period beginning November 1 of the years indicated below:

                  Year                                          Percentage
             --------------                                    ------------
            2001..................................................105.375%
            2002..................................................102.688%
            2003 and thereafter...................................100.000%

    Notwithstanding the foregoing, at any time prior to November 1, 2001, the Company may, at its option, redeem all or any portion of the Notes at the Make-Whole Price, as defined, plus accrued and unpaid interest to the date of redemption. In addition, in the event the Company consummates one or more Equity Offerings, as defined, on or prior to November 1, 1999, the Company, at its option, may redeem up to $35.0 million of the aggregate principal amount of the Notes with all or a portion of the aggregate net proceeds received by the Company from such Equity Offering or Equity Offerings at a redemption price of 110.75% of the aggregate principal amount of the Notes so redeemed, plus accrued and unpaid interest thereon to the redemption date; provided, however, that following such redemption, at least $65.0 million of the aggregate principal amount of the Notes remains outstanding.

     Upon a Change of Control, as defined, the Company will be required, subject to certain conditions, to offer to repurchase all Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

    The carrying value of the Notes approximates their fair value.

5. Commitments and Contingencies

    The Company leases office space under an operating lease. Rental expense charged to operations was approximately $80,000, $101,000, and $117,000 during the years ended December 31, 1994, 1995, and 1996, respectively. Minimum lease payments under future operating lease commitments at December 31, 1996, are as follows:

                    1997...............................          $  269,164
                    1998...............................             317,089
                    1999...............................             317,723
                    Thereafter.........................              14,660
                                                                  ----------
                                                                  $ 918,636
                                                                  ==========

    On August 30, 1995, the Company filed a lawsuit in the District Court of Ector County, Texas against R.E. Steakley in which the Company seeks to enjoin Mr. Steakley from interfering with its operations on the surface property controlled by Mr. Steakley. The lawsuit alleges tortuous interference with the Company's access to its facilities and wrongful conduct with respect to the Company's personnel.

     On August 31, 1995, R.E. Steakley and N.M. Steakley filed a lawsuit in the District Court of Harris County, Texas, against Amoco Production Company, Phillips Petroleum Company, the Company, and others. The lawsuit alleges certain environmental claims and related tortuous and contractual claims and seeks unspecified damages. On December 19, 1996, the Court in Harris County, Texas signed and order transferring the R.E. Steakley claim to the court in Ector County, Texas as a part of the Company's claim against R.E. Steakley. Subsequently, R.E. Steakley filed a Fourth Amended Original Answer and Original Counterclaims against the Company in Ector County District Court in which he reasserts the claims filed in the Harris County action. The Company believes that it is operating in compliance with applicable environmental laws and regulations and believes, based on the advice of counsel, that the ultimate resolution of the lawsuit will not have a material effect on the Company's financial condition or results of operations.

    The Company is not a defendant in any additional pending legal proceedings other than routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company.

6. Stockholders' Equity

  Capital Stock

    In connection with the Merger, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to eliminate the authorization of the Class B Common Stock, to change the name of Class A Common Stock to "Common Stock," and to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 shares.

Preferred Stock

    At December 31, 1996, the Company has authorized 330,000 shares of $1.00 par value convertible preferred stock designated in four series B through E:

                                                   Series B          Series C        Series D        Series E
                                                   --------          --------        --------        --------
Number of authorized shares................          100,000         80,000          100,000          50,000
Number of shares issued and
  outstanding:
  December 31, 1994........................           52,500             --               --              --
  December 31, 1995........................           52,500         40,000               --              --
  December 31, 1996........................           52,500         40,000          100,000          50,000
Conversion price per common share..........          $ 1.625         $ 2.00           $ 2.25          $ 2.25
Liquidation preference value per
  share....................................          $ 100.00      $ 100.00         $ 100.00        $ 100.00
Dividend rights............................            10%           10 1/2%        Participation    Participation
                                                     payable         payable           with             with
                                                     semi-           semi-           common           common
                                                    annually         annually          stock            stock
                                                  (cumulative)     (cumulative)


    In connection with the acquisition of certain oil and gas assets in 1992, the Company's Board of Directors authorized the issuance of up to 5,000 shares of redeemable convertible preferred stock designated as 5% Redeemable Convertible Preferred Stock, Series A, par value, $1.00 per share ("Series A Preferred Stock"). The Series A Preferred Stock was converted into 425,000 shares of Common Stock during 1994.

    On June 3, 1994, the Company consummated the sale of $5,000,000 of the Company's 10% Cumulative Convertible Preferred Stock, Series B ("Series B"). Fifty thousand shares of Series B were sold by the Company at $100.00 per share. The Series B is convertible into shares of Common Stock at a conversion price of $1.625 per share. The Series B has a liquidation and dividend preference over the Common Stock. The Series B has a 10% dividend, payable semi-annually. The Company has the option to make six dividend payments in shares of Series B; after the sixth such payment, the holders of Series B have the option to receive additional dividends in shares of Series B or to accrue such dividends in cash. If the Company makes four dividend payments in shares of Series B, the holders of Series B have the right to appoint one-third of the members of the Company's Board of Directors. As of December 31, 1996 all dividend payments were current. The Series B is redeemable by the Company beginning June 14, 1999, at $100.00 per share, plus accrued and unpaid dividends; provided, however, that the Company cannot redeem any shares of Series B unless and until all outstanding shares of the Series C have been redeemed by the Company. The holders of Series B currently have the right to appoint one member to the Company's Board of Directors. The Series B requires that dividends be paid on the Series B before any dividends are paid on Common Stock.

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

    The Series C has a liquidation and dividend preference over the Common Stock and is parity stock to the previously issued Series B. The Series C has a 10 1/2% dividend, payable semi-annually. The Company has the option to make six dividend payments in shares of Series C; after the sixth such payment, the holders of Series C have the option to receive additional dividends in shares of Series C or to accrue such dividends in cash.

    If the Company makes four dividend payments in shares of Series C, the holders of Series C (voting as a class with other affected series of preferred stock with similar voting rights) have the right to appoint one-third of the members of the Company's Board of Directors; provided, however, that if the holders of Series B are presently entitled to a similar right, then the holders of Series C shall have no such right until the right of the holders of Series B terminates. As of December 31, 1996, all dividend payments are current and have been made in cash. The Series C is redeemable by the Company beginning June 14, 1999, at $100.00 per share, plus accrued and unpaid dividends. The holders of the Series C currently have the right to appoint one member to the Company's Board of Directors. The holders of Series C are entitled to one vote for each share as to matters upon which by law they are entitled to vote as a class, and the approval of a majority of the Series C, voting separately as a class, is required to make changes to the Company's Certificate of Incorporation or By-Laws which adversely affect the Series C, to authorize or issue additional shares of Series C or to issue preferred stock equal to or senior to the Series C as to dividends or liquidation, or, subject to certain exceptions, to effect an extraordinary transaction that requires a vote of the Company stockholders. As a result, a class vote of the holders of Series C, as well as the

Series B, would be required for the Company to merge or be acquired and may therefore delay, deter, or prevent a change in control of the Company.

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

    The Class B Common Stock ("Class B") was entitled to special conversion rights. In June 1995, as a result of the Company's proven crude oil and natural gas reserves reaching a value in excess of $25,000,000, the 129,644 shares of Class B common stock which were outstanding at December 31, 1994, were converted into 1,296,440 shares of Common Stock, in accordance with the terms of the Class
B. Under the terms of the Class B, such shares cannot be reissued.

  Warrants

    In June 1994, in connection with the sale of the Series B Preferred Stock, the Company issued warrants to purchase 307,692 shares of Common Stock at a price of $1.625 per share. During 1995, 255,492 of these warrants were exercised and the remainder were exercised in 1996. In 1995, the Company granted warrants to purchase 300,000 shares of Common Stock at a price of $1.625 per share, pursuant to a consulting agreement. The estimated fair value of the warrants was deferred at the date of grant and charged to general and administrative expenses over the vesting period. In June 1995, in connection with the acquisition of Oak Hill (Note 2), the Company issued warrants to purchase 200,000 shares of Common Stock at a price of $2.00 per share. During 1996, 100,000 of these warrants were exercised.

    During 1996, the Company issued warrants to purchase 1,050,000 shares of Common Stock with exercise prices of $2.50 per share to the purchasers of the Series D and Series E and issued warrants to purchase 300,000 shares of Common Stock with exercise prices of $2.875 per share to financial advisors in connection with this transaction. In connection with the Merger, the Company issued warrants to purchase 800,000 shares of Common Stock to two financial advisors. Warrants to purchase 700,000 shares have an exercise prices of $2.875 per share while warrants to purchase 100,000 shares have an exercise prices of $4.09 per share. In the Merger, the Company also assumed 396,015 warrants to purchase Common Stock at prices ranging from $2.07 to $3.00 in the Merger.

    The following table summarizes warrants outstanding at December 31, 1996:

 Number of Shares                                                    Expiration         Warrants       Exercise
   Under Warrant                                                        Date           Exercisable      Prices
   -------------                                                        ----           -----------      ------
      100,000......................................................  July 31, 1997          100,000    $ 1.625
      100,000......................................................  July 31, 1998          100,000      1.625
      100,000......................................................  July 31, 1999          100,000      1.625
      100,000......................................................  June 30, 1998          100,000       2.00
    1,050,000...................................................... August 29, 2001       1,050,000       2.50
      300,000...................................................... August 29, 2001         300,000      2.875
      700,000...................................................... August 29, 2001         700,000      2.875
      100,000...................................................... August 29, 2001         100,000       4.09
      127,500...................................................... March 10, 1998          127,500       3.00
      268,515...................................................... September 14, 1998      268,515       2.07
   ----------                                                                            -----------
    2,946,015                                                                             2,946,015
    =========                                                                            ===========


  Stock Options

     During 1992, the Company's Board of Directors and stockholders approved the Company's 1992 Stock Option Plan (the "1992 Plan"). At December 31, 1996, 15,000 options had been granted pursuant to the 1992 Plan. At present, the Company does not plan to issue further options under the 1992 Plan.

    During 1994, 1995, and 1996, the Company's Board of Directors granted options to purchase 40,000, 765,000, and 5,000 shares of Common Stock, respectively, to certain officers and directors. These options were issued outside of the 1992 Plan.

    As a result of the Merger, the Company assumed 135,028 outstanding stock options previously issued pursuant to three stock option plans of Alexander. No additional stock options will be granted pursuant to such plans. The stock options assumed may be exercised to purchase shares of Common Stock at prices ranging from $0.88 to $2.94 per share.

    A summary of the Company's stock option activity, and related information for the years ended December 31, 1994, 1995, and 1996, follows:

                                     1994                           1995                           1996
                         ----------------------------  ----------------------------  -------------------------------
                                          Weighted                      Weighted                        Weighted
                                           Average                       Average                        Average
                                          Exercise                      Exercise                        Exercise
                            Options         Price         Options         Price         Options          Price
                         -------------- -------------- -------------- -------------- --------------- ---------------
Outstanding at
   beginning of year          297,500    $      .64         240,000      $     .79         932,500      $    2.02
     Granted                   40,000          1.62         765,000           1.93           5,000           3.00
     Assumed in merger
       with Alexander
                                   --             --             --             --         135,028           2.25
     Exercised                (62,500)          .58         (72,500)           .72        (199,042)          1.08
     Cancelled                (35,000)          .81              --             --              --             --
                                                       --------------                ---------------
                         ==============
Outstanding at end of
   year                       240,000           .79         932,500           2.02         873,486           2.28
                         ==============                ==============                ===============
Exercisable at end of
   year                       200,000           .63         347,500           1.24         503,484           2.24
                         ==============                ==============                ===============

Weighted-average fair
   value of options
   granted or assumed
   during the year                                     $                             $
                                                               1.31                          2.15
                                                       ==============                ===============

     At December 31, 1996, the exercise prices of outstanding options ranged from $0.625 to $3.00 per share. The weighted average remaining contractual life of such options was 3.4 years.

    On August 30, 1996 the Board of Directors approved the isssuance of options to purchase 700,000 shares of Common Stock to the Company's chief executive officer. The options have an exercise price of $4.0625 per share. The options become exercisable when the price of the Common Stock reaches and remains at or above $8.125 for a period of 30 days. If the price target is not met within five years, the options expire. In December 1996, the Company's Board of Directors approved grants of options to purchase 966,500 shares of Common Stock for $3.75 per share. Both grants are subject to approval of a new stock option plan by the stockholders of the Company and, therefore, are not included in the above table.

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: a risk-free interest rate of 6%, a dividend yield of 0%, and a volatility factor of .54. In addition, the fair value of these options was estimated based on an expected life of three years for options granted by the Company and one year for the options assumed in the merger with Alexander.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus the pro forma information is not necessarily indicative of future amounts until SFAS 123 is applied to all outstanding stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                   Year ended December 31,
                                                    1995              1996
                                                --------------    ----------

  Pro forma net loss........................    $  (321,559)     $ (26,380,771)
                                                ============     ==============
  Pro forma net loss per common share.......    $      (.10)     $       (1.37)
                                                ============     ==============

7. Income Taxes

     The reconciliation of income taxes computed at the U.S. federal statutory tax rates to the benefit for income taxes on the income (loss) before extraordinary item is as follows:

                                                                                Year ended December 31,
                                                                                -----------------------
                                                                        1994           1995             1996
                                                                    -----------    ----------     ---------------
Income tax (benefit) at statutory rate............................  $  (166,385)     $ 69,970       $(14,021,426)
Utilization of net operating loss carryforward....................           --       (69,970)          (414,177)
Benefit of net operating loss not recognized......................      166,385            --                  --
Other.............................................................           --            --            (67,992)
                                                                    -----------    ----------     ---------------
                                                                    $        --      $     --       $(14,503,595)
                                                                    ===========    ==========       ============


    The computation of the net deferred tax asset (liability) follows:

                                                                                             December 31,
                                                                                          1995          1996
                                                                                    -------------  ---------
Deferred tax liabilities:
  Property and equipment.........................................................   $(1,778,045)   $(19,948,392)
  Other..........................................................................        (8,378)        (38,549)
Deferred tax assets:
  Net operating loss carryforwards...............................................      2,402,574     14,564,346
  Statutory depletion carryforwards..............................................             --      1,340,763
  Other..........................................................................             --      1,812,635
                                                                                        --------      ---------
                                                                                         616,151     (2,269,197)
Less valuation allowance.........................................................       (616,151)    (5,004,632)
                                                                                    -------------     ---------
                                                                                   $         --   $  (7,273,829)
                                                                                    ============   ==============


    At December 31, 1996, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $42 million which expire beginning in 1997. Utilization of substantially all of the net operating loss carryforwards is subject to various limitations because of previous changes in stock ownership (as defined in the Internal Revenue Code) of the Company and Alexander. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. For federal income tax purposes, the Company also has statutory depletion carryforwards of $3.8 million, which do not expire. As a result of the limitations on the utilization of net operating loss carryforwards, the Company has established a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized.

8. Gas Hedging Activities and Commitments

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

    In December 1995, the Company had entered into various swap agreements to fix the selling prices for natural gas at a weighted average NYMEX price of $2.805 per Mcf for 225,000 Mcf of natural gas to be produced during 1996. The Company closed the positions prior to December 31, 1995, resulting in a deferred gain of approximately $70,875 which was recognized in 1996.

     During the year ended December 31, 1996, the Company recognized a net gain of $20,315 related to hedging transactions. At December 31, 1996, the Company has no hedging agreements outstanding.

9. Crude Oil and Natural Gas Producing Activities

    The unproven properties are excluded from the amortization base and consist primarily of acreage, acquisition costs, and related geological and geophysical costs. These costs are expected to be evaluated during the Company's drilling program during the next three to five years.

    Costs incurred in connection with acquisition, development, exploitation and exploration of crude oil and natural gas properties for the years ended December 31, 1994, 1995, and 1996, are as follows:

                                                                        Year ended December 31,
                                                                          1994           1995            1996
                                                                    ------------     ---------      ------------
Acquisitions of properties:
  Proved.......................................................       $ 1,153,548    $ 13,657,383   $151,511,108
  Unproved.....................................................           134,512         707,913     24,534,610
Exploration costs..............................................           130,182          73,034      4,406,015
Development costs..............................................         2,006,183       8,595,363     19,389,494
Amortization rate per Mcfe.....................................               .70          .91              1.11

     The acquisitions of properties in 1996 include $132.8 million of proved properties and $6.3 million of unproved properties acquired in the Merger. See
Note 2.

    Depletion, depreciation, and amortization increased $351,964 for the fourth quarter of 1995 due to downward revisions in estimated proved reserves at December 31, 1995.

    Revenues from individual customers that exceed 10% of total crude oil and natural gas sales are as follows:

                                                                   Year ended December 31,
                                                         -------------------------------------------
                                                            1994            1995            1996
                                                         ------------     -----------     ----------
Plains Marketing and Transportation................      $  1,614,711     $ 4,618,136     $9,382,466
Crosstex Energy....................................                --              --      2,919,944
GPM Natural Gas Corporation........................           553,613              --      2,832,049
Energy Source, Inc.................................                --         870,285             --


    The  Company  believes  that the loss of these  customers  would  not have a
significant   impact  on  the  Company's  results  of  operations  or  financial condition.

10. Supplementary Crude Oil and Natural Gas Reserve Information (Unaudited)

    The Company has interests in crude oil and natural gas properties that are principally located in Texas, Oklahoma, New Mexico, Wyoming, and offshore Texas. The Company does not own or lease any crude oil and natural gas properties outside the United States.

    The Company retains independent engineering firms to provide annual year-end estimates of the Company's future net recoverable crude oil, natural gas, and natural gas liquids reserves. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.

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

    Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

                                                            Natural Gas
                                            Crude Oil        (Thousand
                                            (Barrels)       Cubic Feet)
                                            ---------       -----------
December 31, 1993.........................  3,721,084        11,047,393
  Purchase of reserves in place...........  1,035,137         1,858,271
  Extensions and discoveries..............    906,526         1,996,771
  Revisions of previous estimates.........   (387,840)         (879,838)
  Production..............................   (115,642)         (620,843)
  Sales of reserves in place..............     (3,524)          (21,280)
                                          ------------    --------------
December 31, 1994.........................  5,155,741        13,380,474
  Purchase of reserves in place...........    190,063        25,785,458
  Revisions of previous estimates......... (1,141,288)       (6,453,623)
  Production..............................   (283,440)       (1,752,990)
  Sales of reserves in place..............         --           (90,207)
                                          -----------     --------------
December 31, 1995.........................  3,921,076        30,869,112
  Purchase of reserves in place...........  4,691,982        97,840,796
  Extensions and discoveries..............     37,800           371,062
  Revisions of previous estimates.........    703,594         6,104,198
  Production..............................   (521,701)       (5,680,904)
  Sales of reserves in place..............    (29,880)         (634,386)
                                          -----------     -------------
December 31, 1996.........................  8,802,871       128,869,878
                                          ===========     =============

Proved developed reserves:
  December 31, 1993.......................  1,641,800         8,781,785
  December 31, 1994.......................  1,532,470         9,205,784
  December 31, 1995.......................  1,632,404        13,304,031
  December 31, 1996.......................  4,383,926        77,496,645

    The Company's principal individual properties are the GAU, located onshore in Texas, and the South Lake Boeuf Field located in La Fourche Parish, Louisiana. As of December 31, 1994, 1995, and 1996, the Company's net interests in the proved reserves of the GAU was approximately 32,532 Mmcfe, 25,002 Mmcfe, and 25,035 Mmcfe, respectively. As of December 31, 1996, the Company's net interest in the South Lake Boeuf Field was 15,200 Mmcfe.

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

    The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

                                                                                          December 31,
                                                                              -----------------------------------
                                                                                   1995                   1996
                                                                              --------------         ------------
Future cash inflows......................................................     $  132,218,400        $ 702,089,600
Future production and development costs..................................        (71,109,500)        (220,155,000)
Future income tax expenses...............................................         (7,123,405)        (105,547,035)
                                                                              --------------         -------------
Future net cash flows....................................................         53,985,495          376,387,565
10% annual discount for estimated timing of cash flows...................        (21,858,394)        (146,607,933)
                                                                              ---------------      ---------------
Standardized measure of discounted future net cash
  flows..................................................................     $   32,127,101         $229,779,632
                                                                              ==============        =============

    The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                          Year ended December 31,
                                                             ------------------------------------------------
                                                                  1994             1995               1996
                                                             -------------    -------------      ------------
Sales and transfers of crude oil and natural
  gas produced, net of production costs................        $(1,775,145)     $ (5,710,325)    $(19,293,463)
Net changes in prices and production costs.............         14,785,630        14,654,096      131,330,518
Development costs incurred during the period
  and changes in estimated future development
  costs................................................           (119,443)      (11,886,400)       4,884,876
Purchases of reserves in place.........................          3,414,926        15,455,400      117,893,900
Sales of reserves in place.............................            (30,585)          (97,210)        (450,300)
Extensions and discoveries, less related
  costs................................................          4,605,206                --          850,200
Revisions of previous quantity estimates...............         (1,985,978)       (8,871,208)      16,576,531
Accretion of discount..................................          1,439,950         2,744,504        3,627,860
Net change in income taxes.............................         (6,952,217)        2,590,707      (57,743,416)
Changes in production rates (timing) and other.........         (4,221,647)        2,408,034          (24,175)
                                                             -------------      ------------     ------------
Net change.............................................      $   9,160,697      $ 11,287,598     $197,652,531
                                                             =============      ============     ============

    During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The net weighted average prices of crude oil and natural gas at December 31, 1994, 1995, and 1996, used in the above table were $16.59, $18.71, and $25.36 per barrel of crude oil, respectively, and $1.62, $1.91, and $3.72 per thousand cubic feet of natural gas, respectively.

                               INDEX TO EXHIBITS

2.1 Agreement and Plan of Merger, dated June 6, 1996, among the Company, NEG-OK, Inc. ("NEG OK"), and Alexander Energy Corporation ("Alexander")(1)

2.2 First Amendment to Agreement and Plan of Merger, dated as of June 20, 1996, among the Company, NEG-OK and Alexander(2)

2.3 Mutual Waiver Agreement dated as of August 29, 1996 by and among the Company, NEG-OK and Alexander(3)

3.1 Certificate of Incorporation of the Company, which includes the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 20, 1990(4), the Certificate of Elimination of the Redeemable Convertible Preferred Stock, Series A of the Company, filed with the office of the Secretary of State of the State of Delaware on June 2, 1994(3), the Certificate of Amendment of Certificate of Incorporation of the Company, filed with the office of the Secretary of State of the State of Delaware on August 29, 1996(3), the Certificate of Designations of the Company of 10% Cumulative Convertible Preferred Stock, Series B(5), the
     Certificate of Designations of the Company of 10 1/2% Cumulative Convertible Preferred Stock, Series C(6), the Certificate of Designations of the Company of Convertible Preferred Stock, Series D(3), and the Certificate of Designations of the Company of Convertible Preferred Stock, Series E(3)

3.2  By-laws of the Company(4)

4.1 Certificate of Designations of the Company of 10% Cumulative Convertible Preferred Stock, Series B(5)

4.2  Certificate  of   Designations   of  the  Company  of  10  1/2%  Cumulative
     Convertible Preferred Stock, Series C(6)

4.3 Certificate of Designations of the Company of Convertible Preferred Stock, Series D(3)

4.4 Certificate of Designations of the Company of Convertible Preferred Stock, Series E(3)

4.5 Note Agreement dated as of April 25, 1989, by and among AEJH 1989 Limited Partnership, Alexander and John Hancock Mutual Life Insurance (10 1/2% Senior Secured Notes)(8)

4.6 Letter dated August 29, 1996 between Alexander and John Hancock Mutual Life Insurance Company relating to the payment of the 1989 Notes(3)

4.7 Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the "Guarantor"), formerly NEG-OK, and Bank One, Columbus, N.A.(9)

10.1 Crude Oil Purchase Contract, dated November 30, 1992, between the Company and Plains Liquids Transport Inc.(10)

10.2 Amendment to Crude Oil Purchase Contract, dated November 17, 1993, between the Company and Plains Liquids Transport, Inc.(5)

10.3 Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and Transportation Inc. and the predecessor contract, the Crude Oil Purchase Contract, dated November 12, 1991, between Sunnybrook Transmission, Inc. and TriSearch Inc.(10)

10.4 Stock Purchase Agreement, dated as of June 2, 1994, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne, Anderson Nontraditional Investments L.P., and Opportunity Associates L.P.(5)

10.5 Gaines Berland, Inc. Warrant, dated January 27, 1995(1)

10.11 Purchase and Sale Agreement, dated as of March 29, 1995, between the Company and Enron Oil and Gas Company(6)

10.12 Agreement for Purchase and Sale (Oak Hill), dated April 12, 1995, between the Company and Sierra 1994 I Limited Partnership(6)

10.13 Agreement for Purchase and Sale (Mustang Island), dated April 20, 1995, between the Company and Sierra Mineral Development, L.C.(6)

10.14 Stock Purchase Agreement, dated as of June 14, 1995, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne, Anderson Nontraditional Investments L.P., and Opportunity Associates L.P.(6)

10.15 Executive Employment Agreement, dated January 1, 1996, between the Company and Miles D. Bender(11)

10.16 Executive Employment Agreement, dated January 1, 1996, between the Company and R. Thomas Fetters, Jr.(11)

10.17 Agreement, dated January 1, 1996, between the Company and Randall A. Carter(11)

10.18 Agreement, dated  January  1,  1996,  between  the  Company  and Robert A.
      Imel(11)

10.19 Executive Employment Agreement, dated January 1, 1996, between the Company and Melissa Rutledge(11)

10.20 Executive Employment Agreement, dated January 1, 1996, between the Company and William T. Jones(11)

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

10.45 Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(3)

10.46 Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(3)

10.47 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(3)

10.48 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(3)

10.49 Form of Deeds of Trust, Mortgages, Security Agreements, Assignments of Production and Financing Statements covering oil and gas properties of the Company and NEG-OK, dated August 29, 1996(3)

10.50 Sale and Purchase Agreement dated September 26, 1994 by and among JMC Exploration, Inc., Ted Bowman, Chris Webb and John Abrahamson and Alexander(12)

10.51 First Amendment to Sale and Purchase Agreement dated October 26, 1994 by and among JMC Exploration, Inc., Ted Bowman, Chris Webb and John Abrahamson and Alexander(12)

10.52 Alexander   Energy  Corporation  1986  Incentive  Stock  Option  Plan,  as
      amended(13)

10.53 Alexander Energy Corporation 1993 Stock Option Plan(14)

10.54 Agreement of Limited Partnership of AEJH 1985 Limited Partnership by and between Alexander and John Hancock Mutual Life Insurance Company, together with all amendments thereto(15)

10.55 Agreement of Limited Partnership of AEJH 1987 Limited Partnership by and between Alexander and John Hancock Mutual Life Insurance Company, together with all amendments thereto(15)

10.56 Agreement of Limited Partnership of AEJH 1989 Limited Partnership by and between Alexander and John Hancock Mutual Life Insurance Company dated April 25, 1989(8)

10.57 Limited Partnership Agreement of Energy and Environmental Services Limited Partnership dated May 15, 1991 by and between Energy and Environmental Services, Inc., as general partner, and Alexander Energy Corporation and REP, Inc., as limited partners(15)

10.58 Warrant Purchase Agreement among Alexander, Hanifen, Imhoff Inc. and The Principal/Eppler, Guerin & Turner, Inc.(16)

10.59 Purchase Option Agreement (warrants) between American National Energy Corporation and Gaines, Berland, Inc. dated September 14, 1993(8)

10.60 Form of Special Severance Agreements between Alexander and the technical support staff of Alexander, between NEG-OK and Cyndy Burris and John Christofferson, respectively(8)

10.61 Separation Policy of Alexander dated December 8, 1994(8)

10.62 Asset Purchase and Sale Agreement dated September 30, 1996 by and between the Company and Araxas Energy Corporation, Araxas SPV-1, Inc., Araxas Exploration, Inc. and O'Sullivan Oil and Gas Company, Inc.(9)

10.63 Purchase Agreement dated October 29, 1996, by and among the Company, Guarantor and Bear, Stearns & Co. Inc., Smith Barney Inc. and Jefferies & Company, Inc. (the "Initial Purchasers")(9)

10.64 Registration Rights Agreement dated October 29, 1996, by and among the Company, Guarantor and the Initial Purchasers(9)

10.65 First Amendment to Restated Loan Agreement dated October 31, 1996 among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer (9)

23.1 Consent of Ernst & Young LLP, Independent Auditors (18)

23.2 Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers (18)

27.1 Financial Data Schedule(17)

99.39 Certificate of Merger with respect to the merger of Alexander with and into NEG-OK, filed with the offices of the Secretary of State of the State of Delaware and the Secretary of State of the State of Oklahoma on August 29, 1996(3)

         ---------------

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

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(10) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(12) Incorporated by reference to Alexander's Current Report on Form 8-K, dated November 14, 1994.

(13) Incorporated by reference to Alexander's Registration Statement (No. 33-20425), dated March 22, 1988.

(14) Incorporated by reference to Alexander's Proxy Statement for the 1993 Annual Meeting of Stockholders.

(15) Incorporated by reference to Alexander's Form 10-K for the fiscal year ended December 31, 1991.

(16) Incorporated by reference to Alexander's Amendment No. 1 to Registration Statement (No. 33-57142), dated February 26, 1993.

(17) The Financial Data Schedule, for the year ended December 31, 1996, is filed herewith for EDGAR filings only.

(18) Filed herewith.