Form 10-Q
period 1997-03-31
NATIONAL ENERGY GROUP INC
filed 1997-05-15
CIK 870756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File No. 0-19136 (Common Stock)
                          and 333-9045 (Senior Notes)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes /X/       No

                            ------------------------

    36,301,099 shares of the registrant's Common Stock, $0.01 par value, was outstanding on May 12, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.
                                     INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                            Page No.
                                                                                                          -------------
Item 1.    Financial Statements

           Balance Sheets at December 31, 1996 and March 31, 1997 (Unaudited)...........................            1

           Statements of Operations for the three months ended March 31, 1996 and 1997 (Unaudited)......            2

           Statements of Cash Flows for the three months ended March 31, 1996 and 1997 (Unaudited)......            3

           Statement of Changes in Stockholders' Equity for the three months ended March 31, 1997
             (Unaudited)................................................................................            4

           Notes to Financial Statements (Unaudited)....................................................            5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........            9

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................           14

Item 6.    Exhibits and Reports on Form 8-K.............................................................           14

                          NATIONAL ENERGY GROUP, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                                     DECEMBER 31,     MARCH 31,
                                                                                         1996            1997
                                                                                    --------------  --------------
Current assets:
  Cash and cash equivalents.......................................................  $   14,182,246  $    2,367,801
  Accounts receivable--oil and gas sales..........................................       6,812,358       6,109,909
  Accounts receivable--joint interest and other...................................       3,003,661       3,392,170
  Other...........................................................................       1,131,736       1,406,131
                                                                                    --------------  --------------
Total current assets..............................................................      25,130,001      13,276,011
Oil and gas properties, at cost (full cost method):
  Proved oil and gas properties...................................................     169,863,109     190,732,795
  Unproved oil and gas properties.................................................      24,682,425      25,055,057
                                                                                    --------------  --------------
                                                                                       194,545,534     215,787,852
Accumulated depreciation, depletion, and amortization.............................      15,039,999      19,863,901
                                                                                    --------------  --------------
Net oil and gas properties........................................................     179,505,535     195,923,951
Other property and equipment......................................................       2,869,227       3,359,435
Accumulated depreciation..........................................................         347,841         408,308
                                                                                    --------------  --------------
Net other property and equipment..................................................       2,521,386       2,951,127
Other assets, net.................................................................       4,878,234       5,216,889
                                                                                    --------------  --------------
Total assets......................................................................  $  212,035,156  $  217,367,978
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable--trade.........................................................  $   12,012,655  $   13,138,223
  Accounts payable--revenue and other.............................................       7,281,271       7,772,164
  Accrued merger costs............................................................       1,462,724         879,494
  Accrued interest................................................................       1,791,667       4,479,167
                                                                                    --------------  --------------
Total current liabilities.........................................................      22,548,317      26,269,048
Other long-term liabilities.......................................................       1,786,813         934,912
10 3/4% Senior Notes due 2006.....................................................     100,000,000     100,000,000
Deferred income taxes.............................................................       7,273,829       7,996,813
Stockholders' equity:
  Convertible preferred stock, $1.00 par:
    Authorized shares 1,000,000
    Issued and outstanding shares--242,500
    Aggregate liquidation preference--$24,250,000.................................         242,500         242,500
  Common stock, $.01 par value:
    Authorized shares--100,000,000
    Issued and outstanding shares--35,977,140 and 36,095,359 at December 31, 1996
    and March 31, 1997, respectively..............................................         359,771         360,954
  Additional paid-in capital......................................................     110,293,386     110,629,771
  Deficit.........................................................................     (30,469,460)    (29,066,020)
                                                                                    --------------  --------------
Total stockholders' equity........................................................      80,426,197      82,167,205
                                                                                    --------------  --------------
Total liabilities and stockholders' equity........................................  $  212,035,156  $  217,367,978
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       ---------------------------
                                                                                           1996          1997
                                                                                       ------------  -------------
Revenue:
  Oil and gas sales..................................................................  $  3,795,203  $  12,965,027
  Well operator fees.................................................................        53,214        387,736
                                                                                       ------------  -------------
                                                                                          3,848,417     13,352,763
Costs and expenses:
  Lease operating....................................................................       607,064      1,802,173
  Oil and gas production taxes.......................................................       187,786        816,267
  Depreciation, depletion, and amortization..........................................     1,650,654      4,884,373
  General and administrative.........................................................       508,569      1,064,707
                                                                                       ------------  -------------
                                                                                          2,954,073      8,567,520
                                                                                       ------------  -------------
Operating income.....................................................................       894,344      4,785,243
Interest expense.....................................................................      (475,821)    (2,853,698)
Interest income and other, net.......................................................        22,872        194,879
Loss on sale of marketable securities................................................        (8,104)      --
                                                                                       ------------  -------------
Income before income taxes...........................................................       433,291      2,126,424
Provision for income taxes...........................................................       --             722,984
                                                                                       ------------  -------------
Net income...........................................................................  $    433,291  $   1,403,440
                                                                                       ------------  -------------
                                                                                       ------------  -------------
Net income per common share..........................................................  $        .02  $         .03
                                                                                       ------------  -------------
                                                                                       ------------  -------------
Weighted average number of common shares outstanding.................................    12,043,247     36,094,169
                                                                                       ------------  -------------
                                                                                       ------------  -------------

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                         1996            1997
                                                                                     -------------  --------------
OPERATING ACTIVITIES
Net income.........................................................................  $     433,291  $    1,403,440
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion, and amortization........................................      1,650,654       4,884,373
  Amortization of debt issuance costs..............................................         21,060         136,175
  Amortization of deferred compensation............................................          8,751           9,482
  Provision for deferred income taxes..............................................       --               722,984
  Common stock, options, and warrants issued for services..........................          7,332          50,708
  Loss on sale of marketable securities............................................          8,104        --
  Changes in operating assets and liabilities:
    Accounts receivable............................................................       (110,124)        313,940
    Other current assets...........................................................       (710,318)       (246,270)
    Accounts payable and accrued liabilities.......................................       (440,899)      2,259,074
                                                                                     -------------  --------------
Net cash provided by operating activities..........................................        867,851       9,533,906
                                                                                     -------------  --------------
INVESTING ACTIVITIES
Purchases of marketable securities.................................................         (9,008)       --
Proceeds from sale of marketable securities........................................        387,871        --
Purchases of other property and equipment..........................................       (490,058)       (490,208)
Oil and gas acquisition, exploration, and development expenditures.................     (5,399,368)    (19,779,818)
Purchases of other long-term assets................................................       --              (479,656)
Other..............................................................................          1,065          (5,131)
                                                                                     -------------  --------------
Net cash used by investing activities..............................................     (5,509,498)    (20,754,813)
                                                                                     -------------  --------------
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net......................................      3,250,000        --
Repayments of long-term debt.......................................................     (3,737,000)       --
Repayments of other long-term liabilities..........................................       --              (772,773)
Proceeds from exercise of stock options and warrants...............................         57,769         180,532
Payments for redemption of fractional shares.......................................           (203)         (1,297)
                                                                                     -------------  --------------
Net cash used by financing activities..............................................       (429,434)       (593,538)
                                                                                     -------------  --------------
Decrease in cash and cash equivalents..............................................     (5,071,081)    (11,814,445)
Cash and cash equivalents at beginning of period...................................      6,076,199      14,182,246
                                                                                     -------------  --------------
Cash and cash equivalents at end of period.........................................  $   1,005,118  $    2,367,801
                                                                                     -------------  --------------
                                                                                     -------------  --------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash..............................................................  $     358,288  $        3,474
                                                                                     -------------  --------------
                                                                                     -------------  --------------

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                        CONVERTIBLE
                                      PREFERRED STOCK          COMMON STOCK        ADDITIONAL                     TOTAL
                                    --------------------  ----------------------     PAID-IN                   STOCKHOLDERS'
                                     SHARES     AMOUNT      SHARES      AMOUNT       CAPITAL       DEFICIT        EQUITY
                                    ---------  ---------  -----------  ---------  -------------  ------------  ------------
Balance at December 31, 1996......    242,500  $ 242,500   35,977,140  $ 359,771  $ 110,293,386  $ 30,469,460   $80,426,197
  Common stock issued upon
    exercise of options and
    warrants......................     --         --           85,365        854        179,678       --           180,532
  Common stock, options, and
    warrants issued for
    services......................     --         --           32,854        329        156,707       --           157,036
  Net income......................     --         --          --          --           --           1,403,440    1,403,440
                                    ---------  ---------  -----------  ---------  -------------  ------------  ------------
Balance at March 31, 1997.........    242,500  $ 242,500   36,095,359  $ 360,954  $ 110,629,771  $ 29,066,020   $82,167,205
                                    ---------  ---------  -----------  ---------  -------------  ------------  ------------
                                    ---------  ---------  -----------  ---------  -------------  ------------  ------------

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1997

1. BASIS OF PRESENTATION

    In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of National Energy Group, Inc. (the "Company") as of March 31, 1997, the results of operations for the three month periods ended March 31, 1996 and 1997, and the cash flows for the three month periods ended March 31, 1996 and 1997.

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration, and development activities. These costs totaled $33,400 for the three months ended March 31, 1996 and $336,465 for the three months ended March 31, 1997.

    Certain previously reported amounts have been reclassified to conform with the current presentation.

    The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results expected for the full year.

    Primary earnings per common and common equivalent share data is computed by dividing net income, adjusted for preferred stock dividend requirements of $236,250 for the three months ended March 31, 1996 and 1997, by the weighted average number of common and common equivalent shares outstanding during each period. Shares issuable upon exercise of options and warrants and upon conversion of the Company's Convertible Preferred Stock Series D and Series E are included in the computation of earnings per common and common equivalent share to the extent they are dilutive. Fully diluted earnings per share computations also assume conversion of the Company's Convertible Preferred Stock, Series B and Series C, if such conversions have a dilutive effect. The number of shares used in the per share calculations were 12,043,247 and 43,966,562 for the three months ended March 31, 1996 and 1997, respectively.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options, warrants and the Convertible Preferred Stock, Series D and Series E, will be excluded. Adoption of SFAS 128 will not impact primary earnings per share for the quarters ended March 31, 1996 and 1997 because the dilutive effect of options, warrants and the convertible preferred stock was not significant. The impact of SFAS 128 on the calculation of fully diluted earnings per share is not expected to be significant.

2. ACQUISITIONS

    In January 1996, the Company completed the acquisition of oil and gas properties in offshore Nueces County, Texas, adjacent to the Company's Mustang Island property, from C/A Limited, Chartex Petroleum

                          NATIONAL ENERGY GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

                                 MARCH 31, 1997

2. ACQUISITIONS (CONTINUED)
Company, and Petrotex Engineering Company (the "CA Acquisition"). The acquisition included interests in five wells, a pipeline and separation facility related to Mustang Island. The consideration for this acquisition consisted of 140,857 shares of the Company's Common Stock and $675,000 in cash.

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

    In April 1996, the Company won exploration rights on 16 offshore tracts (covering 7,765 acres) in the Mustang Island area in offshore Nueces County, Texas, through successful bids with the State of Texas ("Offshore Lease Acquisition"). The Company paid $1,437,302 in cash for these rights, and the purchase was funded by borrowings under a credit facility with BankOne and available cash.

    On August 29, 1996, the Company completed the acquisition of Alexander Energy Corporation ("Alexander"). The transaction consisted of a merger (the "Merger") of Alexander with and into National Energy Group of Oklahoma, Inc., formerly known as NEG-OK, Inc., a wholly owned subsidiary of the Company ("NEG-OK"). Pursuant to the Merger, (a) the separate corporate existence of Alexander terminated, (b) each share of Alexander common stock, par value $.03 per share ("Alexander Common Stock"), together with certain rights associated with the Alexander Common Stock outstanding immediately before the Merger, were converted into 1.7 shares of the Company's Common Stock, and (c) all outstanding options and warrants to purchase Alexander Common Stock were assumed by the Company and converted into options and warrants to purchase Common Stock. In lieu of fractional shares, Alexander shareholders otherwise entitled to receive fractional shares of Common Stock were paid in cash an amount equal to $4.375 multiplied by the fraction of a share of Common Stock to be received. On December 31, 1996, NEG-OK was merged into and with the Company and its separate corporate existence ceased to exist.

    In connection with the Merger, on August 29, 1996, the Company, NEG-OK, and Boomer Marketing Corporation ("Boomer Marketing"), a wholly owned subsidiary of NEG-OK, entered into a new credit facility. See Note 3. On August 29, 1996, the Company also closed the sale of 100,000 shares of its Convertible Preferred Stock, Series D, $1.00 par value per share, the sale of 50,000 shares of its Convertible Preferred Stock, Series E, $1.00 par value per share, and warrants to purchase 1,050,000 shares of Common Stock.

    The following pro forma data presents the results of the Company for the three months ended March 31, 1996, as if the acquisition of NEG-OK and the issuance of the Convertible Preferred Stock, Series D and Series E, had occurred on January 1, 1996. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisition been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation, and depletion related to the

                          NATIONAL ENERGY GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

                                 MARCH 31, 1997

2. ACQUISITIONS (CONTINUED)
properties acquired, interest on borrowed funds, and the related income tax effects (in thousands, except per share amounts).

                                                                                PRO FORMA
                                                                           THREE MONTHS ENDED
                                                                             MARCH 31, 1996
                                                                           -------------------
                                                                               (UNAUDITED)
Total revenues (in thousands)............................................       $   8,852
                                                                                   ------
                                                                                   ------
Net income (in thousands)................................................       $     842
                                                                                   ------
                                                                                   ------
Net income per share.....................................................       $    0.02
                                                                                   ------
                                                                                   ------

    In September 1996, the Company acquired an approximate 87.5% working interest in two wells and certain proved undeveloped reserves in the South Lake Boeuf Field, La Fourche Parish, Louisiana (the "Lake Boeuf Acquisition") for approximately $7.2 million, consisting of $1.5 million in cash and 1,758,460 shares of Common Stock.

    In October 1996, the Company acquired certain leasehold interests located in the East Bayou Sorrel Field, Iberville Parish, Louisiana, from W&T Offshore, Inc. (the "W&T Acquisition"). The consideration paid by the Company consisted of $3,300,000 in cash. In November 1996, the Company completed the acquisition of oil and natural gas properties and related facilities located in the Bayou Sorrel Field, Iberville Parish, Louisiana (the "Bayou Sorrel Acquisition"). The consideration paid by the Company consisted of $9,025,000 cash, 477,612 shares of the Company's Common Stock and conveyance of 3% overriding royalty interest in the property acquired, limited to production below 11,000 feet. In December 1996, the Company acquired certain oil and natural gas properties located in the East Bayou Sorrel Field, Iberville Parish, Louisiana (the "MCNIC Acquisition"). The consideration paid by the Company consisted of $7,000,000 in cash. The Company funded the cash portion of these acquisitions from available cash. These acquisitions consisted principally of proved developed nonproducing and unproved properties and, accordingly, did not have a significant impact on the Company's results of operations for 1996.

3. CREDIT FACILITIES

    The Company has a revolving credit agreement with a group of banks (the "Credit Facility") with an initial borrowing base of $25.0 million, limited to $15.0 million for general corporate purposes and $10.0 million for acquisitions of producing oil and gas properties. The borrowing base will be redetermined at least semiannually and may require mandated monthly principal reductions by an amount determined by the Banks from time to time. In May 1997, the borrowing base was increased to $40.0 million with proceeds to be used for development drilling expenditures and acquisition of producing oil and gas properties. The principal is due at maturity, August 29, 2000. Interest is payable monthly and is calculated at the BankOne base rate, as determined from time to time by BankOne (which increases by .25% if the outstanding loan balance is greater than 75% of the borrowing base). The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Credit Facility. At March 31, 1997, the Company had no outstanding indebtedness under the amended Credit Facility.

                          NATIONAL ENERGY GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

                                 MARCH 31, 1997

3. CREDIT FACILITIES (CONTINUED)
    The Company is required to pay a commitment fee on the unused portion of the borrowing base equal to 1% per annum and paid a facility fee equal to 3/4% of the initial borrowing base under the Credit Facility.

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

    The Credit Facility includes other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as a result of the payment thereof. In addition, if the Company is required to purchase or redeem any portion of the Notes, or if any portion of the Notes become due, the borrowing base is subject to reduction. At March 31, 1997, the Company was not in violation of any covenants of the Credit Facility as amended.

4. 10 3/4% SENIOR NOTES DUE 2006

    On November 1, 1996, the Company closed the offering of $100 million of its Senior Notes. The net proceeds of the Senior Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under the Credit Facility and to increase the Company's working capital. In 1997, the Senior Notes were exchanged for the Exchange Notes which are substantially identical to the Senior Notes. Collectively, the Senior Notes and Exchange Notes are referred to as the "Notes." The Notes bear interest at 10 3/4% per annum, payable semi-annually on May 1 and November 1, commencing May 1, 1997. The Notes mature November 1, 2006, but may be redeemed after November 1, 2001, at the Company's option. The Indenture governing the Notes contains certain covenants, including, but not limited to, covenants restricting the Company's and its Restricted Subsidiaries', as defined, ability to incur additional indebtedness.

                          NATIONAL ENERGY GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    In the fourth quarter of 1996 the Company began an accelerated development and exploration program (the "Drilling Program") using the net proceeds from the Notes. The Company has budgeted $57 million for the Drilling Program during 1997, of which $45 million is designated for development drilling and $12 million is designated for exploration drilling. The Company has spent approximately $17 million during the first quarter of 1997 related to the Drilling Program.

RESULTS OF OPERATIONS

    The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, lease operating expenses ("LOE"), general and administrative expenses ("G&A") and depreciation, depletion, and amortization ("DD&A") associated with the Company's oil and natural gas sales for the periods indicated.

                                                                   THREE MONTHS ENDED MARCH 31
                                                                   ---------------------------
                                                                       1996          1997
                                                                   ------------  -------------
Net production:
  Oil (Bbls).....................................................       110,541        237,321
  Natural gas (Mcf)..............................................       833,490      2,884,037
  Natural gas equivalent (Mcfe)..................................     1,496,736      4,307,963
Oil and natural gas sales:
  Oil............................................................  $  2,070,746  $   5,197,815
  Natural gas....................................................     1,724,457      7,767,212
                                                                   ------------  -------------
  Total..........................................................  $  3,795,203  $  12,965,027
                                                                   ------------  -------------
                                                                   ------------  -------------
Average sales price:
  Oil (Bbls).....................................................  $      18.73  $       21.90
  Natural gas (Mcf)..............................................          2.07           2.69
  Natural gas equivalent (Mcfe)..................................          2.54           3.01
LOE per Mcfe.....................................................           .41            .42
G&A expenses per Mcfe............................................           .34            .25
DD&A per Mcfe....................................................          1.10           1.13

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
  1996

REVENUES

    Total revenues increased by $9.6 million (252.6%) to $13.4 million for 1997 from $3.8 million in 1996. The increase in revenues is due to the increase in production primarily from the Merger with Alexander completed in August 1996, the development of the GAU and the production from the Schwing #1 well drilled at East Bayou Sorrel which went on production late in December of 1996. The Company increased its 17% working interest in the Schwing #1 to 60% as a result of the W&T Acquisition and MCNIC Acquisition. Also contributing to the increased production is the initial results from the Company's Drilling Program combined with the UMC Acquisition, the CA Acquisition, the Lake Boeuf Acquisition and the Bayou Sorrel Acquisition (hereinafter referred to as the "1996 Acquisitions") completed during 1996. In 1997, the Company produced 237,321 barrels of oil, an increase of 114.7% over 110,541 barrels in 1996, and 2,884,037 Mcf of natural gas, an increase of 246.0% over 833,490 Mcf in the same period of 1996.

                          NATIONAL ENERGY GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Also contributing to the increase in revenues was the increase in average oil prices of $3.17 per barrel to $21.90 for 1997 from $18.73 for 1996, and the increase in average natural gas prices of $.62 per Mcf to $2.69 per Mcf for 1997 from $2.07 for 1996.

COSTS AND EXPENSES

    Lease operating expenses increased $1.2 million (200.0%) to $1.8 million for 1997 from $.6 million for 1996 primarily due to the Merger, the development of the GAU, the Schwing #1 well, the Drilling Program and the 1996 Acquisitions. However, lease operating expenses per Mcfe remained relatively unchanged at $.42 per Mcfe for 1997 compared to $.41 per Mcfe for 1996.

    Production taxes increased $628,481 (334.7%) to $816,267 for 1997 compared to $187,786 for 1996. This increase is a direct result from the increase in total oil and natural gas revenues discussed above.

    DD&A increased $3.2 million (188.2%) to $4.9 million for 1997 compared to $1.7 million for 1996. This increase is due to the increased production from the GAU, the Schwing #1 well, the Drilling Program, the 1996 Acquisitions, and the Merger. The depletion rate per Mcfe was $1.13 for 1997 compared to $1.10 for 1996. This increase in the depletion rate is primarily due to the acquisition costs associated with the Merger.

    Although G&A increased $.6 million to $1.1 million for 1997, G&A per Mcfe decreased 36.0% to $.25 for 1997 from $.34 for 1996. This decrease is attributable to the increase in production from the GAU, the Schwing #1 well, the Drilling Program, the 1996 Acquisitions and, to a lesser extent, the Merger, without a proportionate increase in the G&A costs to the Company.

OTHER INCOME AND EXPENSES

    The increase of $2.4 million (480.0%) in interest expense to $2.9 million for 1997 from $.5 million for 1996, was due to the issuance of the Notes. The balance outstanding under the Notes during the first quarter of 1997 was $100.0 million as compared to average debt outstanding under credit facilities of $15.6 million for 1996. The weighted average interest rate for 1997 was 10.75% compared to 9.44% for the same period of 1996.

NET INCOME

    Net income of $1.4 million was generated for the first quarter of 1997, compared with net income of $.4 million for 1996, resulting principally from the increase in operating income, partially offset by the increase in interest expense and the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
  1996.

    Net cash provided by operating activities was $9.5 million for the three months ended March 31, 1997, compared to $.9 million for the same period in 1996. The increase in cash flow from operating activities is primarily due to the significant increase in income from operations before DD&A resulting from results of the Drilling Program, the 1996 Acquisitions and the Merger discussed above.

    Net cash used by investing activities was $20.8 million for 1997 compared with $5.5 million for 1996. The cash used by investing activities for 1997 primarily consisted of oil and gas acquisition, exploration and development expenditures related to the Company's Drilling Program.

                          NATIONAL ENERGY GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Net cash used by financing activities was $.6 million for 1997 compared with $.4 million for 1996. The cash used by financing activities during 1997 primarily consisted of repayments of long-term debt. In 1996, cash used by financing activities consisted primarily of repayments of long-term debt offset by proceeds from issuance of long-term debt.

    The Company's working capital deficit at March 31, 1997, was $13.0 million compared to a working capital deficit at December 31, 1996, of $2.6 million. The deficit increase was due primarily to the expenditures of cash for oil and gas acquisition, exploration, and development activities. The deficit includes $2.3 million related to gas imbalances and gas prepayments which were classified as long-term in prior quarters and also includes $4.5 million of accrued interest related to the Notes. Further, the Company had borrowing availability under the Credit Facility of $25 million at March 31, 1997 which if drawn upon could have eliminated such deficit.

FUTURE CAPITAL REQUIREMENTS

    The Company has made, and will continue to make, substantial capital expenditures for acquisition, development, and production of oil and natural gas reserves, particularly since a substantial portion of the proved reserves of the Company consists of proved undeveloped reserves.

    The Company has established an aggregate development and exploration capital budget for its existing properties of approximately $57.0 million for 1997, of which approximately $17 million was spent during the first quarter of 1997. The Company is not contractually committed to expend the budgeted funds. The Company currently expects that available cash, cash flows from operations, and available borrowings under the Credit Facility shall be sufficient to fund planned capital expenditures for its existing properties through 1997 in addition to funding interest requirements on the Notes. However, the Company may need to raise additional capital to fund any acquisitions.

    For the periods following 1997, the Company may seek additional capital, if required, from traditional reserve base borrowings, equity, and debt offerings or joint ventures to further develop and explore its properties and to acquire additional properties. There is no assurance that the Company will be able to access additional capital or that, if available, it will be at prices or on terms acceptable to the Company. Should the Company be unable to access the capital markets or should sufficient capital not be available, the development and exploration of the Company's properties could be delayed or reduced and, accordingly, oil and natural gas revenues and operating results may be adversely affected.

NOTES

    On November 1, 1996, the Company closed the offering of $100 million of its Senior Notes. The net proceeds of the Senior Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under the Credit Facility and to increase the Company's working capital. In 1997, the Senior Notes were exchanged for the Exchange Notes which are substantially identical to the Senior Notes. Collectively, the Senior Notes and Exchange Notes are referred to as the "Notes." The Notes bear interest at 10 3/4% per annum, payable semi-annually on May 1 and November 1, commencing May 1, 1997. The Notes mature November 1, 2006, but may be redeemed after November 1, 2001, at the Company's option. The Indenture governing the Notes contains certain covenants, including, but not limited to, covenants restricting the Company's and its Restricted Subsidiaries', as defined, ability to incur additional indebtedness.

                          NATIONAL ENERGY GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT FACILITIES

    The Company's Credit Facility is a revolving line of credit with an initial borrowing base of $25.0 million. In May 1997, the borrowing base was increased to $40 million with proceeds to be used for development drilling expenditures and acquisition of producing oil and gas properties. The Credit Facility contains certain covenants, including maintenance of a minimum interest coverage ratio, a current ratio, and a minimum tangible net worth. See Note 3 of Notes to the Financial Statements.

FINANCIAL REPORTING IMPACT OF FULL COST METHOD OF ACCOUNTING

    The Company follows the full cost method of accounting for oil and natural gas properties. Under such method, the net book value of such properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. At March 31, 1997, the net book value of the Company's oil and natural gas properties did not exceed the ceiling. Sustained decreases in oil and natural gas prices could result in write downs during future periods.

CHANGES IN PRICES AND INFLATION

    The Company's revenues and value of its oil and natural gas properties have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

    During 1996, the Company hedged crude oil and natural gas prices through the use of commodity swap agreements in an effort to reduce the effects of the volatility of the price of crude oil and natural gas on the Company's operations. These agreements involved the receipt of fixed-price amounts in exchange for variable payments based on NYMEX prices and specific volumes. In connection with the commodity swap agreements, the Company may also enter into basis swap agreements to reduce the effects of unusual fluctuations between prices actually received at the wellhead and NYMEX prices. Through the use of commodity price and basis swap agreements, the Company can fix the price to be received for specified volumes of production to the commodity swap price less the basis swap price. The differential to be paid or received, under the swap agreement, is accrued in the month of the related production and recognized as a component of crude oil and natural gas sales. The Company does not hold or issue financial instruments for trading purposes.

    While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging has been accomplished pursuant to swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities is managed by requiring minimum credit standards for counter parties, periodic settlements, and market to market valuations. The Company has not been required to provide collateral relating to hedging activities. At March 31, 1997, the Company had no hedging or basis swap agreements outstanding. During the three months ended March 31, 1996, the Company recognized a net loss of $8,104 related to hedging transactions.

                          NATIONAL ENERGY GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three months ended March 31, 1996 and 1997.

NEW ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options, warrants and the Convertible Preferred Stock, Series D and Series E, will be excluded. Adoption of SFAS 128 will not impact primary earnings per share for the quarters ended March 31, 1996 and 1997 because the dilutive effect of options, warrants and the convertible preferred stock was not significant. The impact of SFAS 128 on the calculation of fully diluted earnings per share is not expected to be significant.

                          NATIONAL ENERGY GROUP, INC.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On August 30, 1995, the Company filed a lawsuit in the District Court of Ector County, Texas, against R.E. Steakley in which the Company seeks to enjoin Mr. Steakley from interfering with its operations on the surface property controlled by Mr. Steakley. The lawsuit alleges tortuous interference with the Company's access to its facilities and wrongful conduct with respect to the Company's personnel.

    On August 31, 1995, R.E. Steakley and N.M. Steakley filed a lawsuit in the District Court of Harris County, Texas, against Amoco Production Company, Phillips Petroleum Company, the Company, and others. The lawsuit alleges certain environmental claims and related tortuous and contractual claims and seeks unspecified damages. On December 19, 1996, the Court in Harris County, Texas, signed an order transferring the R.E. Steakley claim to the court in Ector County, Texas as a part of the Company's claim against R.E. Steakley. Subsequently, R.E. Steakley filed a Fourth Amended Original Answer and Original Counterclaims against the Company in Ector County District Court in which he reasserts the claims filed in the Harris County action. The Company believes that it is operating in compliance with applicable environmental laws and regulations and believes, based on the advice of counsel, that the ultimate resolution of the lawsuit will not have a material effect on the Company's financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

    (b) No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL ENERGY GROUP, INC.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ MILES D. BENDER
------------------------------  President and Chief            May 15, 1997
       Miles D. Bender            Executive Officer

      /s/ ROBERT A. IMEL        Chief Financial Officer
------------------------------    and Senior                   May 15, 1997
        Robert A. Imel            Vice President

   /s/ MELISSA H. RUTLEDGE      Controller and Chief
------------------------------    Accounting                   May 15, 1997
     Melissa H. Rutledge          Officer

                               INDEX TO EXHIBITS

      2.1  Agreement and Plan of Merger, dated June 6, 1996, among the Company, NEG-OK, Inc.
             ("NEG-OK"), and Alexander Energy Corporation ("Alexander") (1)

      2.2  First Amendment to Agreement and Plan of Merger, dated as of June 20, 1996, among the
             Company, NEG-OK, and Alexander (2)

      2.3  Mutual Waiver Agreement dated as of August 29, 1996 by and among the Company, NEG-OK and Alexander (3)

      3.1  Certificate of Incorporation of the Company, which includes the Certificate of
             Incorporation of the Company filed with the Secretary of State of Delaware on
             November 20, 1990 (4), the Certificate of Elimination of the Redeemable Convertible
             Preferred Stock, Series A of the Company, filed with the office of the Secretary of
             State of the State of Delaware on June 2, 1994 (3), the Certificate of Amendment of
             Certificate of Incorporation of the Company, filed with the office of the Secretary of State of the State of Delaware on August 29, 1996 (3), the Certificate of
             Designations of the Company of 10% Cumulative Convertible Preferred Stock, Series B
             (5), the Certificate of Designations of the Company of 10 1/2% Cumulative
             Convertible Preferred Stock, Series (6), the Certificate of Designations of the
             Company of Convertible Preferred Stock, Series D (3), and the Certificate of
             Designations of the Company of Convertible Preferred Stock, Series E (3)

      3.2  By-laws of the Company (4)

      4.1  Certificate of Designations of the Company of 10% Cumulative Convertible Preferred
             Stock, Series B (5)

      4.2  Certificate of Designations of the Company of 10 1/2% Cumulative Convertible
             Preferred Stock, Series C (6)

      4.3  Certificate of Designations of the Company of Convertible Preferred Stock, Series D
             (3)

      4.4  Certificate of Designations of the Company of Convertible Preferred Stock, Series E
             (3)

      4.5  Note Agreement dated as of April 25, 1989, by and among AEJH 1989 Limited
             Partnership, Alexander and John Hancock Mutual Life Insurance (10 1/2% Senior
             Secured Notes) (7)

      4.6  Letter dated August 29, 1996, between Alexander and John Hancock Mutual Life
             Insurance Company relating to the payment of the 1989 Notes (3)

      4.7  Indenture dated as of November 1, 1996, among the Company, National Energy Group of
             Oklahoma, Inc. (the "Guarantor"), formerly NEG-OK, and BankOne, Columbus, N.A. (8)

     10.1  Executive Employment Agreement, dated March 20, 1997, between the Company and Philip
             D. Devlin (10)

     10.2  Executive Employment Agreement dated March 20, 1997, between the Company and Gene W.
             Anderson (10)

     10.3  Second Amendment to Restated Loan Agreement dated October 31, 1996, among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer (10)

     10.4  Third Amendment to Restated Loan Agreement dated October 31, 1996, among Bank One and
             Credit Lyonnais and the Company, Guarantor and Boomer (10)

     11    Computation of Earnings Per Share (10)

     27.1  Financial Data Schedule (9)

    99.39  Certificate of Merger with respect to the merger of Alexander with and into NEG-OK, filed with the offices of the Secretary of State of the State of Delaware and the
             Secretary of State of State of Oklahoma on August 29, 1996 (3)

------------------------

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

 (2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-9045), dated August 7, 1996.

 (3) Incorporated by reference to the Company's Current Report on Form 8-K, dated August 29, 1996.

 (4) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-38331), dated April 23, 1991.

 (5) Incorporated by reference to the Company's Current Report on Form 8-K, dated June 17, 1994.

 (6) Incorporated by reference to the Company's Current Report on Form 8-K, dated July 18, 1995.

 (7) Incorporated by reference to Alexander's Form 10-K for the fiscal year ended December 31, 1994.

 (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (9) The Financial Data Schedule, is filed herewith for EDGAR filings only.

(10) Filed herewith.