Form 10-Q
period 1997-06-30
NATIONAL ENERGY GROUP INC
filed 1997-08-08
CIK 870756

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

                        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

                            ------------------------

    36,327,899 shares of the registrant's Common Stock, $0.01 par value, was outstanding on August 6, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.

                                     INDEX

                                                                                                              PAGE NO.
                                                                                                                -----
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets at June 30, 1997 and December 31, 1996 (Unaudited)..............................           1

            Statements of Operations for the three and six months ended June 30, 1997 and 1996
              (Unaudited)..................................................................................           2

            Statements of Cash Flows for the six months ended June 30, 1997 and 1996 (Unaudited)...........           3

            Statement of Stockholders' Equity for the six months ended June 30, 1997 (Unaudited)...........           4

            Notes to Financial Statements (Unaudited)......................................................           5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........           9

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................................          15

Item 4.     Submission of Matters to a Vote of Security Holders............................................          15

Item 6.     Exhibits and Reports on Form 8-K...............................................................          16

                          NATIONAL ENERGY GROUP, INC.

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  -------------
Current assets:
  Cash and cash equivalents.........................................................  $  12,258,779  $  14,182,246
  Accounts receivable--oil and gas sales............................................      8,190,016      6,812,358
  Accounts receivable--joint interest and other.....................................      6,235,243      3,003,661
  Other.............................................................................      1,640,965      1,131,736
                                                                                      -------------  -------------
Total current assets................................................................     28,325,003     25,130,001
Oil and gas properties, at cost (full cost method):
  Proved oil and gas properties.....................................................    203,903,895    169,863,109
  Unproved oil and gas properties...................................................     29,099,468     24,682,425
                                                                                      -------------  -------------
                                                                                        233,003,363    194,545,534
  Accumulated depreciation, depletion, and amortization.............................     25,432,124     15,039,999
Net oil and gas properties..........................................................    207,571,239    179,505,535
Other property and equipment........................................................      3,503,727      2,869,227
Accumulated depreciation............................................................        504,051        347,841
                                                                                      -------------  -------------
Net other property and equipment....................................................      2,999,676      2,521,386
Other assets, net...................................................................      5,585,882      4,878,234
                                                                                      -------------  -------------
Total assets........................................................................  $ 244,481,800  $ 212,035,156
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable--trade...........................................................  $  10,497,140  $  12,012,655
  Accounts payable--revenue and other...............................................      7,162,321      7,281,271
  Accrued merger costs..............................................................        559,578      1,462,724
  Accrued interest..................................................................      1,936,554      1,791,667
                                                                                      -------------  -------------
Total current liabilities...........................................................     20,155,593     22,548,317
Other long-term liabilities.........................................................        865,921      1,786,813
Bank Credit Facility................................................................     33,000,000       --
10 3/4% Senior Notes due 2006.......................................................    100,000,000    100,000,000
Deferred income taxes...............................................................      8,230,842      7,273,829
Stockholders' equity:
  Convertible preferred stock, $1.00 par:
    Authorized shares 1,000,000
    Issued and outstanding shares--242,500
    Aggregate liquidation preference--$24,250,000...................................        242,500        242,500
  Common stock, $.01 par value:
    Authorized shares--100,000,000
    Issued and outstanding shares--36,120,459 and 35,977,140
      at June 30, 1997 and December 31, 1996, respectively..........................        361,205        359,771
  Additional paid-in capital........................................................    110,709,821    110,293,386
  Deficit...........................................................................    (29,084,082)   (30,469,460)
                                                                                      -------------  -------------
Total stockholders' equity..........................................................     82,229,444     80,426,197
                                                                                      -------------  -------------
Total liabilities and stockholders' equity..........................................  $ 244,481,800  $ 212,035,156
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                      ----------------------------  ----------------------------
                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------
Revenue:
  Oil and gas sales.................................  $  11,782,265  $   3,896,134  $  24,747,292  $   7,691,337
  Well operator fees................................        342,808         45,942        730,544         99,156
                                                      -------------  -------------  -------------  -------------
                                                         12,125,073      3,942,076     25,477,836      7,790,493
Costs and expenses:
  Lease operating...................................      1,817,574        594,667      3,619,747      1,201,731
  Oil and gas production taxes......................        593,780        205,403      1,410,047        393,189
  Depreciation, depletion, and amortization.........      5,667,816      1,554,405     10,552,189      3,205,059
  General and administrative........................      1,148,851        538,381      2,213,558      1,046,950
                                                      -------------  -------------  -------------  -------------
                                                          9,228,021      2,892,856     17,795,541      5,846,929
                                                      -------------  -------------  -------------  -------------
Operating income....................................      2,897,052      1,049,220      7,682,295      1,943,564
Interest expense....................................     (2,251,841)      (500,175)    (5,105,539)      (975,996)
Interest income and other, net......................         43,255          6,310        238,134         29,182
Loss on sale of marketable securities...............             --       (119,619)            --       (127,723)
                                                      -------------  -------------  -------------  -------------
Income before income taxes..........................        688,466        435,736      2,814,890        869,027
Provision for income taxes..........................        234,028             --        957,012             --
                                                      -------------  -------------  -------------  -------------
Net income..........................................  $     454,438  $     435,736  $   1,857,878  $     869,027
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Net income per common share.........................  $         .00  $         .02  $         .03  $         .03
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Weighted average number of common shares
  outstanding.......................................     36,148,855     12,116,273     36,138,936     12,071,604
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                    ------------------------------
                                                                                         1997            1996
                                                                                    --------------  --------------
OPERATING ACTIVITIES
Net income........................................................................  $    1,857,877  $      869,027
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion, and amortization.......................................      10,552,189       3,205,059
  Amortization of debt issuance costs.............................................         269,841          45,278
  Amortization of deferred compensation...........................................          19,156          17,679
  Provision for deferred income taxes.............................................         957,010              --
  Common stock, options, and warrants issued for services.........................          84,260          25,848
                                                                                    --------------  --------------
    Cash flow from operations before operating changes............................      13,740,333       4,162,891
  Changes in operating assets and liabilities:
    Accounts receivable...........................................................      (4,609,240)       (805,137)
    Other current assets..........................................................        (531,104)     (1,633,402)
    Accounts payable and accrued liabilities......................................      (2,373,974)         12,920
                                                                                    --------------  --------------
Net cash provided by operating activities.........................................       6,226,015       1,737,272
                                                                                    --------------  --------------
INVESTING ACTIVITIES
Purchases of marketable securities................................................              --          (9,008)
Proceeds from sale of marketable securities.......................................              --       1,750,270
Purchases of other property and equipment.........................................        (634,500)       (516,700)
Oil and gas acquisition, exploration, and development expenditures................     (38,914,981)    (11,358,979)
Purchases of other long term assets...............................................        (553,802)             --
Other.............................................................................          (3,457)          1,802
                                                                                    --------------  --------------
Net cash used by investing activities.............................................     (40,106,740)    (10,132,615)
                                                                                    --------------  --------------
FINANCING ACTIVITIES
Proceeds from issuance of note payable............................................              --       1,940,003
Proceeds from issuance of long-term debt, net.....................................      32,978,502       7,532,000
Repayments of note payable........................................................              --      (3,000,000)
Repayments of other long-term liabilities.........................................        (776,026)             --
Proceeds from exercise of stock options and warrants..............................         227,282         135,594
Preferred stock dividends.........................................................        (472,500)       (472,500)
                                                                                    --------------  --------------
Net cash provided (used) by financing activities..................................      31,957,728      (2,398,097)
                                                                                    --------------  --------------
Decrease in cash and cash equivalents.............................................      (1,923,467)     (5,997,246)
Cash and cash equivalents at beginning of period..................................      14,182,246       6,076,199
                                                                                    --------------  --------------
Cash and cash equivalents at end of period........................................  $   12,258,779  $       78,593
                                                                                    --------------  --------------
                                                                                    --------------  --------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash.............................................................  $    5,378,708  $    1,090,474
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                           CONVERTIBLE                                                             TOTAL
                                         PREFERRED STOCK         COMMON STOCK        ADDITIONAL                 STOCKHOLDERS'
                                       --------------------  ---------------------    PAID-IN                   ------------
                                        SHARES     AMOUNT      SHARES     AMOUNT      CAPITAL       DEFICIT        EQUITY
                                       ---------  ---------  ----------  ---------  ------------  ------------  ------------
Balance at December 31, 1996.........    242,500  $ 242,500  35,977,140  $ 359,771  $110,293,386  $(30,469,460)  $80,426,197
  Common stock issued upon exercise
    of options and warrants..........     --         --         110,465      1,105       226,177       --           227,282
  Common stock, options, and warrants
    issued for services..............     --         --          32,854        329       190,258       --           190,587
  Dividends on Series B Preferred
    Stock............................     --         --          --         --           --           (262,500)    (262,500)
  Dividends on Series C Preferred
    Stock............................     --         --          --         --           --           (210,000)    (210,000)
  Net income.........................     --         --          --         --           --          1,857,878    1,857,878
                                       ---------  ---------  ----------  ---------  ------------  ------------  ------------
Balance at June 30, 1997.............    242,500  $ 242,500  36,120,459  $ 361,205  $110,709,821  $(29,084,082)  $82,229,444
                                       ---------  ---------  ----------  ---------  ------------  ------------  ------------
                                       ---------  ---------  ----------  ---------  ------------  ------------  ------------

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)
                                 JUNE 30, 1997

1. BASIS OF PRESENTATION

    In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of National Energy Group, Inc. (the "Company") as of June 30, 1997 and December 31, 1996, the results of operations for the three and six month periods ended June 30, 1997 and 1996, and the cash flows for the six month periods ended June 30, 1997 and 1996.

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

    The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration, and development activities. These costs totaled $672,936 for the six months ended June 30, 1997 and $66,800 for the six months ended June 30, 1996. During the three months ended June 30, 1997, the Company capitalized interest costs of $726,000, related to its unproved oil and gas properties.

    Certain previously reported amounts have been reclassified to conform with the current presentation.

    The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results expected for the full year.

    Primary earnings per common and common equivalent share data is computed by dividing net income, adjusted for preferred stock dividend requirements of $472,500 for the six months ended June 30, 1997 and 1996, and $236,250 for the three months ended June 30, 1997 and 1996, by the weighted average number of common and common equivalent shares outstanding during each period. Shares issuable upon exercise of options and warrants and upon conversion of the Company's Convertible Preferred Stock Series D and Series E are included in the computation of earnings per common and common equivalent share to the extent they are dilutive. Cash proceeds from the assumed exercise of options and warrants is assumed to be used to repurchase Common Stock of the Company at the price of the Company's Common Stock as of June 30, 1997, which was $3.00 per share. Fully diluted earnings per share computations also assume conversion of the Company's Convertible Preferred Stock, Series B and Series C, if such conversions have a dilutive effect. The number of shares used in the per share calculations were 43,589,774 and 12,071,604 for the six months ended June 30, 1997 and 1996, respectively, and 43,599,693 and 12,116,273 for the three months ended June 30, 1997 and 1996, respectively.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options, warrants and the Convertible Preferred Stock, Series D and Series E, will be excluded. Adoption of SFAS 128 will not impact primary earnings per share for the periods ended June 30, 1997 and 1996 because the dilutive effect of options, warrants and the

                          NATIONAL ENERGY GROUP, INC.

                                  (UNAUDITED)
                                 JUNE 30, 1997

1. BASIS OF PRESENTATION (CONTINUED)
convertible preferred stock was not significant. The impact of SFAS 128 on the calculation of fully diluted earnings per share is not expected to be significant.

2. ACQUISITIONS

    In January 1996, the Company completed the acquisition of oil and gas properties in offshore Nueces County, Texas, adjacent to the Company's Mustang Island property, from C/A Limited, Chartex Petroleum Company, and Petrotex Engineering Company (the "CA Acquisition"). The acquisition included interests in five wells, a pipeline and separation facility related to Mustang Island. The consideration for this acquisition consisted of 140,857 shares of the Company's Common Stock and $675,000 in cash.

    In February 1996, the Company completed the acquisition of two oil and gas wells on one offshore block, interests in five other offshore blocks, and a related production platform and equipment in offshore Nueces County, Texas, adjacent to the Company's Mustang Island property, from UMC Petroleum Corporation (the "UMC Acquisition"). The consideration for this acquisition consisted of $1.5 million in cash, which was funded primarily from borrowings under a credit agreement with BankOne.

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

    The following pro forma data presents the results of the Company for the three and six months ended June 30, 1996, as if the acquisition of NEG-OK and the issuance of the Convertible Preferred Stock, Series D and Series E, had occurred on January 1, 1996. The pro forma results of operations are presented

                          NATIONAL ENERGY GROUP, INC.

                                  (UNAUDITED)
                                 JUNE 30, 1997

2. ACQUISITIONS (CONTINUED)
for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisition been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation, and depletion related to the properties acquired, interest on borrowed funds, and the related income tax effects (in thousands, except per share amounts).

                                                                      PRO FORMA           PRO FORMA
                                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                    JUNE 30, 1996       JUNE 30, 1996
                                                                 -------------------  -----------------
                                                                     (UNAUDITED)         (UNAUDITED)
Total revenues (in thousands)..................................       $   9,085           $  17,937
                                                                         ------             -------
                                                                         ------             -------
Net income (in thousands)......................................       $     337           $   1,219
                                                                         ------             -------
                                                                         ------             -------
Net income per share...........................................       $    0.00           $    0.02
                                                                         ------             -------
                                                                         ------             -------

    In September 1996, the Company acquired an approximate 87.5% working interest in two wells and certain proved undeveloped reserves in the South Lake Boeuf Field, La Fourche Parish, Louisiana (the "Lake Boeuf Acquisition") for approximately $7.2 million, consisting of $1.5 million in cash and 1,758,460 shares of Common Stock.

    In October 1996, the Company acquired certain leasehold interests located in the East Bayou Sorrel Field, Iberville Parish, Louisiana, from W&T Offshore, Inc. (the "W&T Acquisition"). The consideration paid by the Company consisted of $3,300,000 in cash. In November 1996, the Company completed the acquisition of oil and natural gas properties and related facilities located in the Bayou Sorrel Field, Iberville Parish, Louisiana (the "Bayou Sorrel Acquisition"). The consideration paid by the Company consisted of $9,025,000 cash, 477,612 shares of the Company's Common Stock and conveyance of 3% overriding royalty interest in the property acquired, limited to production below 11,000 feet. In December 1996, the Company acquired certain oil and natural gas properties located in the East Bayou Sorrel Field, Iberville Parish, Louisiana (the "MCNIC Acquisition"). The consideration paid by the Company consisted of $7,000,000 in cash. The Company increased its 17% working interest in the East Bayou Sorrel Field to 60% working interest, as a result of the W & T Acquisition and MCNIC Acquisition. The Company funded the cash portion of these acquisitions from available cash. These acquisitions consisted principally of proved developed nonproducing and unproved properties and, accordingly, did not have a significant impact on the Company's results of operations for 1996.

    In January 1997, the Company acquired, for $4.0 million in cash, John Hancock Mutual Life Insurance Company's limited partnership interests in certain limited partnerships in which the Company was the general partner. The limited partnerships owned working interests the Anadarko and Arkoma Basin areas of Oklahoma and the Giddings area of Texas.

3. CREDIT FACILITIES

    The Company has a revolving credit agreement with a group of banks (the "Credit Facility") with an initial borrowing base of $25.0 million, limited to $15.0 million for general corporate purposes and $10.0 million for acquisitions of producing oil and gas properties. The borrowing base will be redetermined

                          NATIONAL ENERGY GROUP, INC.

                                  (UNAUDITED)
                                 JUNE 30, 1997

3. CREDIT FACILITIES (CONTINUED)
at least semiannually and may require mandated monthly principal reductions by an amount determined by the Banks from time to time. In May 1997, the borrowing base was increased to $40.0 million with proceeds to be used for development drilling expenditures and acquisition of producing oil and gas properties and the above restrictions on the use of funds was eliminated. The principal is due at maturity, August 29, 2000. Interest is payable monthly and is calculated at the BankOne base rate, as determined from time to time by BankOne (which increases by .25% if the outstanding loan balance is greater than 75% of the borrowing base). The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Credit Facility. The EuroDollar Rate increases by (i) 2.25% if the outstanding loan balance is greater than 75% of the borrowing base, (ii) 2.0% if the outstanding loan balance is greater than 50% but less than 75% of the borrowing base or (iii) 1.75% if the outstanding loan amount is less than 50% of the borrowing base. At June 30, 1997, the Company had $33,000,000 indebtedness under the amended Credit Facility. On July 3, 1997, the Company reduced its borrowings under the amended Credit Facility to $23,000,000.

    The Company paid a facility fee equal to 3/4% of the initial borrowing base under the Credit Facility and is required to pay a commitment fee on the unused portion of the borrowing base equal to 1% per annum.

    The Company has granted to the Banks liens on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and natural gas properties. The Credit Facility requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth.

    The Credit Facility includes other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as a result of the payment thereof. In addition, if the Company is required to purchase or redeem any portion of the Notes (as hereinafter defined), or if any portion of the Notes become due, the borrowing base is subject to reduction. At June 30, 1997, the Company was not in violation of any covenants of the Credit Facility as amended.

4. 10 3/4% SENIOR NOTES DUE 2006

    On November 1, 1996, the Company closed the offering of $100 million of its Senior Notes. The net proceeds of the Senior Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under the Credit Facility and to increase the Company's working capital. In 1997, the Senior Notes were exchanged for the Exchange Notes which are substantially identical to the Senior Notes. Collectively, the Senior Notes and Exchange Notes are referred to as the "Notes." The Notes bear interest at 10 3/4% per annum, payable semi-annually on May 1 and November 1, commencing May 1, 1997. The Notes mature November 1, 2006, but may be redeemed after November 1, 2001, at the Company's option. The Indenture governing the Notes contains certain covenants, including, but not limited to, covenants restricting the Company's and its Restricted Subsidiaries', as defined in the Indenture, ability to incur additional indebtedness.

                          NATIONAL ENERGY GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    In the fourth quarter of 1996 the Company began an accelerated development and exploration program (the "Drilling Program") using the net proceeds from the Notes. The Company has budgeted $57 million for the Drilling Program during 1997, of which $45 million is designated for development drilling and $12 million is designated for exploration drilling. The Company has spent approximately $34.9 million during the first half of 1997 related to the Drilling Program of which $32.8 million was for development drilling and $2.1 million was for exploratory drilling.

RESULTS OF OPERATIONS

    The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, lease operating expenses ("LOE"), general and administrative expenses ("G&A") and depreciation, depletion, and amortization ("DD&A") associated with the Company's oil and natural gas sales for the periods indicated.

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                               ---------------------------  ---------------------------
                                                   1997           1996          1997           1996
                                               -------------  ------------  -------------  ------------
Net production:
  Oil (Bbls).................................        261,096       113,802        498,417       224,343
  Natural gas (Mcf)..........................      3,389,527       759,004      6,273,564     1,592,494
  Natural gas equivalent (Mcfe)..............      4,956,104     1,441,816      9,264,067     2,938,552
Oil and natural gas sales:
  Oil........................................  $   4,941,203  $  2,320,141  $  10,139,018  $  4,476,246
  Natural gas................................      6,841,062     1,575,993     14,608,274     3,215,091
                                               -------------  ------------  -------------  ------------
  Total......................................  $  11,782,265  $  3,896,134  $  24,747,292  $  7,691,337
                                               -------------  ------------  -------------  ------------
                                               -------------  ------------  -------------  ------------
Average sales price:
  Oil (Bbls).................................  $       18.92  $      20.39  $       20.34  $      19.95
  Natural gas (Mcf)..........................           2.02          2.08           2.33          2.02
  Natural gas equivalent (Mcfe)..............           2.38          2.70           2.67          2.62
LOE per Mcfe.................................            .37           .41            .39           .41
G&A expenses per Mcfe........................            .23           .37            .24           .36
DD&A per Mcfe................................           1.13          1.08           1.13          1.09

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

REVENUES

    Total revenues increased by $17.7 million (226.9%) to $25.5 million for 1997 from $7.8 million in 1996. The increase in revenues is due to the increase in production primarily from the Merger with Alexander completed in August 1996, and the Drilling Program. Also contributing to the increased production is the UMC Acquisition, the CA Acquisition, the Lake Boeuf Acquisition and the Bayou Sorrel Acquisition (hereinafter referred to as the "1996 Acquisitions") completed during 1996. In 1997, the Company produced 498,417 barrels of oil, an increase of 122.2% over 224,343 barrels in 1996, and 6,273,564 Mcf of natural gas, an increase of 294.0% over 1,592,494 Mcf in the same period of 1996.

                          NATIONAL ENERGY GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Also contributing to the increase in revenues was the increase in average oil prices of $.39 per barrel to $20.34 for 1997 from $19.95 for 1996, and the increase in average natural gas prices of $.31 per Mcf to $2.33 per Mcf for 1997 from $2.02 for 1996.

COSTS AND EXPENSES

    Lease operating expenses increased $2.4 million (200.0%) to $3.6 million for 1997 from $1.2 million for 1996 primarily due to the Merger, the Drilling Program and the 1996 Acquisitions. Lease operating expenses per Mcfe decreased to $.39 per Mcfe for 1997 from $.41 per Mcfe for 1996.

    Production taxes increased $1,016,858 (258.6%) to $1,410,047 for 1997 compared to $393,189 for 1996. This increase is a direct result from the increase in total oil and natural gas revenues discussed above.

    DD&A increased $7.4 million (231.3%) to $10.6 million for 1997 compared to $3.2 million for 1996. This increase is due to the increased production from the Drilling Program, the 1996 Acquisitions, and the Merger. The depletion rate per Mcfe was $1.13 for 1997 compared to $1.09 for 1996. This increase in the depletion rate is primarily due to the acquisition costs associated with the Merger.

    Although G&A increased $1.2 million to $2.2 million for 1997, G&A per Mcfe decreased 33.3% to $.24 for 1997 from $.36 for 1996. This decrease is attributable to the increase in production from the Drilling Program, the 1996 Acquisitions and, to a lesser extent, the Merger, without a proportionate increase in the G&A costs to the Company.

OTHER INCOME AND EXPENSES

    The increase of $4.1 million (410.0%) in interest expense to $5.1 million for 1997 from $1.0 million for 1996, was due to the issuance of the Notes offset by $.7 million of interest costs related to the Company's unproved oil and gas properties which was capitalized in 1997. The balance outstanding under the Notes during 1997 was $100.0 million as compared to average debt outstanding under credit facilities of $20.5 million for 1996. The weighted average interest rate for 1997 was 10.5% compared to 8.8% for the same period of 1996.

NET INCOME

    Net income of $1.8 million was generated for 1997, compared with net income of $.9 million for 1996, resulting principally from the increase in operating income, partially offset by the increase in interest expense and the provision for income taxes.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

REVENUES

    Total revenues increased by $8.2 million (210.3%) to $12.1 million for 1997 from $3.9 million in 1996. The increase in revenues is due to the increase in production primarily from the Merger with Alexander, the Drilling Program and the 1996 Acquisitions. In 1997, the Company produced 261,096 barrels of oil, an increase of 129.4% over 113,802 barrels in 1996, and 3,389,527 Mcf of natural gas, an increase of 346.6% over 759,004 Mcf in the same period of 1996.

    Offsetting the increase in production was the decrease in average oil prices of $1.47 per barrel to $18.92 for 1997 from $20.39 for 1996, and the decrease in average natural gas prices of $.06 per Mcf to $2.02 per Mcf for 1997 from $2.08 for 1996.

                          NATIONAL ENERGY GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COSTS AND EXPENSES

    Lease operating expenses increased $1.2 million (200.0%) to $1.8 million for 1997 from $.6 million for 1996 primarily due to the Merger, the Drilling Program and the 1996 Acquisitions. However, lease operating expenses per Mcfe decreased to $.37 per Mcfe for 1997 compared to $.41 per Mcfe for 1996.

    Production taxes increased $388,377 (189.1%) to $593,780 for 1997 compared to $205,403 for 1996. This increase is a direct result from the increase in total oil and natural gas revenues discussed above.

    DD&A increased $4.1 million (253.3%) to $5.7 million for 1997 compared to $1.6 million for 1996. This increase is due to the increased production from the Drilling Program, the 1996 Acquisitions, and the Merger. The depletion rate per Mcfe was $1.13 for 1997 compared to $1.08 for 1996. This increase in the depletion rate is primarily due to the acquisition costs associated with the Merger.

    Although G&A increased $.6 million to $1.1 million for 1997, G&A per Mcfe decreased 37.8% to $.23 for 1997 from $.37 for 1996. This decrease is attributable to the increase in production from the Drilling Program, the 1996 Acquisitions and, to a lesser extent, the Merger, without a proportionate increase in the G&A costs to the Company.

OTHER INCOME AND EXPENSES

    The increase of $1.7 million (340.0%) in interest expense to $2.2 million for 1997 from $.5 million for 1996, was due to the issuance of the Notes offset by $.7 million of interest costs related to the Company's unproved oil and gas properties which was capitalized in 1997. The balance outstanding under the Notes during the second quarter of 1997 was $100.0 million as compared to average debt outstanding under credit facilities of $22.4 million for 1996. The weighted average interest rate for 1997 was 10.3% compared to 8.2% for the same period of 1996.

NET INCOME

    Net income of $.5 million was generated for 1997, compared with net income of $.4 million for 1996, resulting principally from the increase in operating income, offset by the increase in interest expense and the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996.

    Net cash provided by operating activities was $6.2 million for the six months ended June 30, 1997, compared to $1.7 million for the same period in 1996. The increase in cash flow from operating activities is primarily due to the significant increase in income from operations before DD&A, resulting from results of the Drilling Program, the 1996 Acquisitions and the Merger discussed above.

    Net cash used by investing activities was $40.1 million for 1997 compared with $10.1 million for 1996. The cash used by investing activities for 1997 primarily consisted of oil and gas acquisition, exploration and development expenditures related to the Company's Drilling Program.

    Net cash provided by financing activities was $31.9 million for 1997 compared with $2.4 million net cash used by financing activities for 1996. The cash used by financing activities during 1997 primarily consisted of proceeds from the Credit Facility offset by repayments of long-term debt. In 1996, cash used

                          NATIONAL ENERGY GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

by financing activities consisted primarily of repayments of long-term debt offset by proceeds from issuance of long-term debt.

    The Company's working capital surplus at June 30, 1997, was $8.2 million compared to a working capital surplus at December 31, 1996, of $2.6 million. The surplus increase was due primarily to borrowing under the Credit Facility offset by the expenditures of cash for oil and gas acquisition, exploration, and development activities.

FUTURE CAPITAL REQUIREMENTS

    The Company has made, and will continue to make, substantial capital expenditures for acquisition, development, and production of oil and natural gas reserves, particularly since a substantial portion of the proved reserves of the Company consists of proved undeveloped reserves.

    The Company has established an aggregate development and exploration capital budget for its existing properties of approximately $57.0 million for 1997, of which approximately $34.9 million was spent during the first six months of 1997. The Company is not contractually committed to expend the budgeted funds. The Company currently expects that available cash, cash flows from operations, and available borrowings under the Credit Facility shall be sufficient to fund planned capital expenditures for its existing properties through 1997 in addition to funding interest requirements on the Notes. However, the Company may need to raise additional capital to fund any acquisitions.

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

FINANCIAL REPORTING IMPACT OF FULL COST METHOD OF ACCOUNTING

    The Company follows the full cost method of accounting for oil and natural gas properties. Under such method, the net book value of such properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. At June 30, 1997, the net book value of the Company's oil and natural gas properties did not exceed the ceiling. Sustained decreases in oil and natural gas prices could result in write downs during future periods.

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

    While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging has been accomplished pursuant to swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities is managed by requiring minimum credit standards for counter parties, periodic settlements, and market to market valuations. The Company has not been required to provide collateral relating to hedging activities. At June 30, 1997, the Company had no hedging or basis swap agreements outstanding. During the three months ended June 30, 1996, the Company recognized a net gain of $28,419 related to hedging transactions.

    Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three months ended June 30, 1997 and 1996.

                          NATIONAL ENERGY GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options, warrants and the Convertible Preferred Stock, Series D and Series E, will be excluded. Adoption of SFAS 128 will not impact primary earnings per share for the quarters ended June 30, 1997 and 1996 because the dilutive effect of options, warrants and the convertible preferred stock was not significant. The impact of SFAS 128 on the calculation of fully diluted earnings per share is not expected to be significant.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 5, 1997, an annual meeting of the shareholders of the Company was held. George B. McCullough, Norman C. Miller, Miles D. Bender, Robert H. Kite, George N. McDonald, Jim L. David, Bob J. Alexander and Robert A. West were elected directors at such annual meeting to serve for a term of one year until the next annual meeting of shareholders and until their successors are duly elected or appointed and qualified or until their death, resignation or removal. In addition, the holders of a majority of the Series B Preferred Stock appointed Robert V. Sinnot as director, a majority of the holders of the Series C Preferred Stock appointed Elwood W. Schafer as director and the holders of the Series D Preferred Stock appointed Robert G. Mitchell as director of the Company.

    At the meeting three proposals were voted upon and the following sets forth the number of votes that were cast for and against the proposals and the number of abstentions and broker no votes on the proposals:

    (i) Proposal to elect eight nominees as directors of the Company to serve until the next annual meeting of shareholders:

                                                                   NAME OF DIRECTOR
                        ------------------------------------------------------------------------------------------------------
                          JIM L.       BOB J.      ROBERT A.    MILES D.     ROBERT H.    GEORGE B.    GEORGE N.    NORMAN L.
                           DAVID      ALEXANDER      WEST        BENDER        KITE      MCCULLOUGH    MCDONALD      MILLER
                        -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
For...................   27,188,990   27,188,804   27,188,815   27,180,357   27,187,990  27,175,635   27,188,685   27,185,180
Withheld Authority....    1,144,669    1,144,855    1,144,844    1,153,302    1,145,669   1,158,024    1,144,974    1,148,479
                        -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total.................   28,333,659   28,333,659   28,333,659   28,333,659   28,333,659  28,333,659   28,333,659   28,333,659
                        -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                        -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

    (ii) To approve the adoption of the National Energy Group, Inc. 1996 Incentive Compensation Plan (the "1996 Plan") under which the Board of Directors or a committee composed of directors will have the authority to issue incentive and nonqualified stock options, restricted stock and appreciation rights to employees and directors of the Company and its subsidiaries.

For.................................................................  14,978,674
Against.............................................................   2,881,020
Abstain.............................................................     274,491
Broker No Votes.....................................................          15
                                                                      ----------
  Total.............................................................  18,134,200
                                                                      ----------
                                                                      ----------

   (iii) Proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the current fiscal year ended December 31, 1997:

For.................................................................  27,771,268
Against.............................................................      68,396
Abstain.............................................................     124,954
Broker No Votes.....................................................          15
                                                                      ----------
  Total.............................................................  27,964,633
                                                                      ----------
                                                                      ----------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

    (b) No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL ENERGY GROUP, INC.

               NAME                            TITLE                  DATE
-----------------------------------  -------------------------  ----------------

        /s/ MILES D. BENDER
-----------------------------------  President and Chief          August 8, 1997
          Miles D. Bender             Executive Officer

        /s/ ROBERT A. IMEL           Chief Financial Officer
-----------------------------------   and Senior Vice             August 8, 1997
          Robert A. Imel              President

      /s/ MELISSA H. RUTLEDGE
-----------------------------------  Controller and Chief         August 8, 1997
        Melissa H. Rutledge           Accounting Officer

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

       4.1   Certificate of Designations of the Company of 10% Cumulative Convertible
               Preferred Stock, Series B (5)

       4.2   Certificate of Designations of the Company of 10 1/2% Cumulative Convertible
               Preferred Stock, Series C (6)

       4.3   Certificate of Designations of the Company of Convertible Preferred Stock,
               Series D (3)

       4.4   Certificate of Designations of the Company of Convertible Preferred Stock,
               Series E (3)

       4.5   Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the "Guarantor"), formerly NEG-OK, and BankOne, Columbus,
               N.A. (8)

      10.1   National Energy Group, Inc. 1996 Incentive Plan (10)

      11.0   Computation of Earnings Per Share (11)

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

(10) Incorporated by reference to the Company's Schedule 14A filed April 25,
     1997.

(11) Filed herewith.