Form 10-Q
period 1997-09-30
NATIONAL ENERGY GROUP INC
filed 1997-11-14
CIK 870756

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                            ------------------------

    40,063,820 shares of the registrant's Common Stock, $0.01 par value, were outstanding on November 10, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.
                                     INDEX

                                                                                                               PAGE NO.
                                                                                                                 -----
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets at September 30, 1997 and December 31, 1996 (Unaudited)...........................           1

           Statements of Operations for the three and nine months ended September 30, 1997
             and 1996 (Unaudited)...........................................................................           2

           Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (Unaudited).......           3

           Statement of Stockholders' Equity for the nine months ended September 30, 1997 (Unaudited).......           4

           Notes to Financial Statements (Unaudited)........................................................           5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............          10

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................          16

Item 6.    Exhibits and Reports on Form 8-K.................................................................          16

                          NATIONAL ENERGY GROUP, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     ASSETS

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
Current assets:
  Cash and cash equivalents.........................................................   $    35,615    $   14,182
  Marketable securities.............................................................           542        --
  Accounts receivable-oil and gas sales.............................................         9,196         6,812
  Accounts receivable-joint interest and other......................................         9,059         3,004
  Other.............................................................................         2,282         1,132
                                                                                      -------------  ------------
Total current assets................................................................        56,694        25,130
Oil and gas properties, at cost (full cost method):
  Proved oil and gas properties.....................................................       215,228       169,863
  Unproved oil and gas properties...................................................        33,291        24,683
                                                                                      -------------  ------------
                                                                                           248,519       194,546
  Accumulated depreciation, depletion, and amortization.............................        31,464        15,040
                                                                                      -------------  ------------
Net oil and gas properties..........................................................       217,055       179,506
Other property and equipment........................................................         4,204         2,869
Accumulated depreciation............................................................           647           348
                                                                                      -------------  ------------
Net other property and equipment....................................................         3,557         2,521
Other assets, net...................................................................         7,819         4,879
                                                                                      -------------  ------------
Total assets........................................................................   $   285,125    $  212,036
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade............................................................   $    10,152    $   12,012
  Accounts payable-revenue and other................................................        11,067         7,281
  Accrued merger costs..............................................................       --              1,463
  Accrued interest..................................................................         5,256         1,792
                                                                                      -------------  ------------
Total current liabilities...........................................................        26,475        22,548
Other long-term liabilities.........................................................           859         1,787
10 3/4% Senior Notes due 2006, including issuance premium of $1,436 in 1997.........       166,436       100,000
Deferred income taxes...............................................................         8,365         7,274
Stockholders' equity:
  Convertible preferred stock, $1.00 par:
    Authorized shares 1,000,000
      Issued and outstanding shares--242,500
      Aggregate liquidation preference--$24,250,000.................................           243           243
  Common stock, $.01 par value:
    Authorized shares--100,000,000
      Issued and outstanding shares--36,275,669 and 35,977,140 at September 30, 1997
      and December 31, 1996, respectively...........................................           363           360
  Additional paid-in capital........................................................       111,170       110,293
  Unrealized gain on marketable securities..........................................            27        --
  Deficit...........................................................................       (28,813)      (30,469)
                                                                                      -------------  ------------
Total stockholders' equity..........................................................        82,990        80,427
                                                                                      -------------  ------------
Total liabilities and stockholders' equity..........................................   $   285,125    $  212,036
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                                      ---------------------  ---------------------
                                                                        1997        1996       1997        1996
                                                                      ---------  ----------  ---------  ----------
Revenue:
  Oil and gas sales.................................................  $  13,404  $    5,490  $  38,151  $   13,181
  Well operator fees................................................        263         215        994         314
                                                                      ---------  ----------  ---------  ----------
                                                                         13,667       5,705     39,145      13,495
Cost and expenses:
  Lease operating...................................................      1,931         894      5,551       2,096
  Oil and gas production taxes......................................        677         270      2,087         663
  Depreciation, depletion, and amortization.........................      6,189       2,239     16,741       5,444
  Write-down of oil and gas properties..............................     --          43,497     --          43,497
  General and administrative........................................      1,593         909      3,807       1,957
                                                                      ---------  ----------  ---------  ----------
                                                                         10,390      47,809     28,186      53,657
                                                                      ---------  ----------  ---------  ----------
Operating income (loss).............................................      3,277     (42,104)    10,959     (40,162)
Interest expense....................................................     (3,153)       (850)    (8,259)     (1,826)
Interest income and other, net......................................        269         125        507         154
Gain (loss) on sale of marketable securities........................     --              10     --            (118)
                                                                      ---------  ----------  ---------  ----------
Income (loss) before income taxes...................................        393     (42,819)     3,207     (41,952)
Benefit (provision) for income taxes................................       (121)     15,146     (1,079)     15,146
                                                                      ---------  ----------  ---------  ----------
Income (loss) before extraordinary item.............................        272     (27,673)     2,128     (26,806)
Extraordinary charge for early extinguishment of debt...............     --            (292)    --            (292)
                                                                      ---------  ----------  ---------  ----------
Net income (loss)...................................................  $     272  $  (27,965) $   2,128  $  (27,098)
                                                                      ---------  ----------  ---------  ----------
                                                                      ---------  ----------  ---------  ----------
Net income per common share:
  Income (loss) before extraordinary item...........................  $     .00  $    (1.40) $     .03  $    (1.87)
                                                                      ---------  ----------  ---------  ----------
                                                                      ---------  ----------  ---------  ----------
  Net income (loss).................................................  $     .00  $    (1.42) $     .03  $    (1.89)
                                                                      ---------  ----------  ---------  ----------
                                                                      ---------  ----------  ---------  ----------
Weighted average number of common shares Outstanding................     43,907      19,880     43,886      14,693
                                                                      ---------  ----------  ---------  ----------
                                                                      ---------  ----------  ---------  ----------

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED SEPTEMBER
                                                                                                  30,
                                                                                      ---------------------------
                                                                                          1997           1996
                                                                                      -------------  ------------
OPERATING ACTIVITIES
Net income (loss)...................................................................   $     2,128    $  (27,098)
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion, and amortization.........................................        16,741         5,444
  Write-down of oil and gas properties..............................................       --             43,497
  Amortization of debt issuance costs...............................................           415            71
  Amortization of deferred compensation.............................................           130            35
  Provision (benefit) for deferred income taxes.....................................         1,091       (15,146)
  Extraordinary charge for early extinguishment of debt.............................       --                292
  Common stock, options, and warrants issued for services...........................            17           138
  Changes in operating assets and liabilities:
    Accounts receivable.............................................................        (8,438)       (1,107)
    Other current assets............................................................        (1,006)         (822)
    Accounts payable and accrued liabilities........................................         3,948          (524)
                                                                                      -------------  ------------
Net cash provided by operating activities...........................................        15,026         4,780
                                                                                      -------------  ------------
INVESTING ACTIVITIES
Purchases of marketable securities..................................................          (515)           (9)
Proceeds from sale of marketable securities.........................................       --              1,750
Purchases of other property and equipment...........................................        (1,342)         (163)
Oil and gas acquisition, exploration, and development expenditures..................       (54,792)      (16,339)
Acquisition of Alexander Energy Corporation, net of cash acquired of $1,333.........       --             (1,489)
Other...............................................................................        (2,626)         (600)
                                                                                      -------------  ------------
Net cash used by investing activities...............................................       (59,275)      (16,850)
                                                                                      -------------  ------------
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net.......................................        99,441        72,036
Proceeds from issuance of convertible preferred stock...............................       --             15,000
Repayments of note payable..........................................................       --             (3,060)
Repayments of long-term debt........................................................       (33,000)      (69,010)
Repayments of other long-term liabilities...........................................          (777)       --
Proceeds from exercise of stock options and warrants................................           570           150
Purchase of common stock............................................................           (80)       --
Preferred stock dividends...........................................................          (472)         (472)
                                                                                      -------------  ------------
Net cash provided by financing activities...........................................        65,682        14,644
                                                                                      -------------  ------------
Increase in cash and cash equivalents...............................................        21,433         2,574
Cash and cash equivalents and beginning of period...................................        14,182         6,076
                                                                                      -------------  ------------
Cash and cash equivalents at end of period..........................................   $    35,615    $    8,650
                                                                                      -------------  ------------
                                                                                      -------------  ------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash...............................................................   $     5,668    $    1,927
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         UNREALIZED
                                         CONVERTIBLE PREFERRED                                             GAIN ON
                                                 STOCK                 COMMON STOCK        ADDITIONAL   AVAILABLE FOR
                                         ----------------------  ------------------------    PAID-IN        SALE
                                          SHARES      AMOUNT       SHARES       AMOUNT       CAPITAL     SECURITIES     DEFICIT
                                         ---------  -----------  -----------  -----------  -----------  -------------  ---------
Balance at December 31, 1996...........    242,500   $     243    35,977,140   $     360    $ 110,293     $  --        $ (30,469)
Common stock issued upon exercise of
  options and warrants.................     --          --           239,665           2          568        --           --
Common stock, options, and warrants
  issued for services..................     --          --            82,854           1          389        --           --
Purchase of common stock...............     --          --           (24,000)     --              (80)       --           --
Preferred stock dividends..............     --          --           --           --           --            --             (472)
Unrealized gain on marketable
  securities...........................     --          --           --           --           --                27       --
Net income.............................     --          --           --           --           --            --            2,128
                                         ---------       -----   -----------       -----   -----------        -----    ---------
Balance as of September 30, 1997.......    242,500   $     243    36,275,659   $     363    $ 111,170     $      27    $ (28,813)
                                         ---------       -----   -----------       -----   -----------        -----    ---------
                                         ---------       -----   -----------       -----   -----------        -----    ---------


                                             TOTAL
                                         STOCKHOLDERS'
                                            EQUITY
                                         -------------
Balance at December 31, 1996...........    $  80,427
Common stock issued upon exercise of
  options and warrants.................          570
Common stock, options, and warrants
  issued for services..................          390
Purchase of common stock...............          (80)
Preferred stock dividends..............         (472)
Unrealized gain on marketable
  securities...........................           27
Net income.............................        2,128
                                         -------------
Balance as of September 30, 1997.......    $  82,990
                                         -------------
                                         -------------

                          NATIONAL ENERGY GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of National Energy Group, Inc. (the "Company") as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine month periods ended September 30, 1997 and 1996, and the cash flows for the nine month periods ended September 30, 1997 and 1996.

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

    The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration, and development activities. These costs totaled $1,006,280 for the nine months ended September 30, 1997 and $173,033 for the nine months ended September 30, 1996. During the nine months ended September 30, 1997, the Company capitalized interest costs of $1,539,000, related to its unproved oil and gas properties.

    Certain previously reported amounts have been reclassified to conform with the current presentation.

    The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results expected for the full year.

    Primary earnings (loss) per common and common equivalent share data is computed by dividing net income (loss), adjusted for preferred stock dividend requirements of $708,750 for the nine months ended September 30, 1997 and 1996, and $236,250 for the three months ended September 30, 1997 and 1996, by the weighted average number of common and common equivalent shares outstanding during each period. Shares issuable upon exercise of options and warrants and upon conversion of the Company's Convertible Preferred Stock Series D and Series E are included in the computation of earnings per common and common equivalent share to the extent they are dilutive. Fully diluted earnings per share computations also assume conversion of the Company's Convertible Preferred Stock, Series B and Series C, if such conversions have a dilutive effect. The number of shares used in the per share calculations were 43,885,794 and 14,693,000 for the nine months ended September 30 1997 and 1996, respectively, and 43,906,694 and 19,880,000 for the three months ended September 30, 1997 and 1996, respectively.

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, ("SFAS 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options, warrants and the Convertible Preferred Stock, Series D and Series E, will be excluded. Adoption of SFAS 128 will not impact primary earnings per share for the periods ended September 30, 1997 and 1996 because the dilutive effect of options, warrants and the convertible preferred stock was not significant. The impact of SFAS 128 on the calculation of fully diluted earnings per share is not expected to be significant.

                          NATIONAL ENERGY GROUP, INC.

                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

1. BASIS OF PRESENTATION (CONTINUED)
    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 will require additional disclosures in the Company's financial statements, but will not have any impact on the financial position or results of operations of the Company.

2. ACQUISITIONS

    In January 1996, the Company completed the acquisition of oil and gas properties in offshore Nueces County, Texas, adjacent to the Company's Mustang Island property, from C/A Limited, Chartex Petroleum Company, and Petrotex Engineering Company (the "CA Acquisition"). The acquisition included interests in five wells, a pipeline and separation facility related to Mustang Island. The consideration for this acquisition consisted of 140,857 shares of the Company's Common Stock and approximately $.7 million in cash.

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

    In April 1996, the Company won exploration rights on 16 offshore tracts (covering 7,765 acres) in the Mustang Island area in offshore Nueces County, Texas, through successful bids with the State of Texas ("Offshore Lease Acquisition"). The Company paid approximately $1.4 million in cash for these rights, and the purchase was funded by borrowings under a credit facility with BankOne and available cash.

    On August 29, 1996, the Company completed the acquisition of Alexander Energy Corporation ("Alexander"). The transaction consisted of a merger (the "Merger") of Alexander with and into National Energy Group of Oklahoma, Inc., a wholly owned subsidiary of the Company ("NEG-OK"). Pursuant to the Merger, (a) the separate corporate existence of Alexander terminated, (b) each share of Alexander common stock, par value $.03 per share ("Alexander Common Stock"), together with certain rights associated with the Alexander Common Stock outstanding immediately before the Merger, were converted into 1.7 shares of the Company's Common Stock, and (c) all outstanding options and warrants to purchase Alexander Common Stock were assumed by the Company and converted into options and warrants to purchase Common Stock. In lieu of fractional shares, Alexander shareholders otherwise entitled to receive fractional shares of Common Stock were paid in cash an amount equal to $4.375 multiplied by the fraction of a share of Common Stock to be received. On December 31, 1996, NEG-OK was merged into and with the Company and its separate corporate existence ceased to exist.

    Under the full cost method of accounting, the carrying value of oil and gas properties, (net of related deferred taxes) is generally not permitted to exceed the sum of the present value (10% discount rate) of estimated future net cash flows, after tax, from proved reserves, based on current prices and costs, plus the lower of cash or estimated fair value of unproved properties (the "cost center ceiling"). Based upon the combined cost center ceiling at August 29, 1996, and the preliminary allocation of the Company's purchase

                          NATIONAL ENERGY GROUP, INC.

                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

2. ACQUISITIONS (CONTINUED)
price, the purchase price allocated to oil and natural gas properties was in excess of the cost center ceiling using oil and natural gas prices being received by the Company and NEG-OK in August 1996 of $20.75 per Bbl and $2.21 per Mcf. Such excess was written off at the date of acquisition, resulting in a charge to the Company's results of operations of $28.3 million as follows (in thousands):

Write downs of oil and gas properties.............................  $  43,497
Deferred income tax benefit.......................................    (15,224)
                                                                    ---------
                                                                    $  28,273
                                                                    ---------
                                                                    ---------

    In connection with the Merger, on August 29, 1996, the Company entered into a new credit facility. See Note 3. On August 29, 1996, the Company also closed the sale of 100,000 shares of its Convertible Preferred Stock, Series D, $1.00 par value per share, the sale of 50,000 shares of its Convertible Preferred Stock, Series E, $1.00 par value per share, and warrants to purchase 1,050,000 shares of Common Stock.

    In September 1996, the Company acquired an approximate 87.5% working interest in two wells and certain proved undeveloped reserves in the South Lake Boeuf Field, La Fourche Parish, Louisiana (the "Lake Boeuf Acquisition") for approximately $7.2 million, consisting of $1.5 million in cash and 1,758,460 shares of Common Stock.

    The following pro forma data presents the results of the Company for the three and nine months ended September 30, 1996, as if the acquisition of NEG-OK, the Lake Boeuff Acquisition and the issuance of the Convertible Preferred Stock, Series D and Series E, had occurred on January 1, 1996. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisition been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation, and depletion related to the properties acquired, interest on borrowed funds, and the related income tax effects (in thousands, except per share amounts).

                                                             PRO FORMA           PRO FORMA
                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1996   SEPTEMBER 30, 1996
                                                        -------------------  ------------------
                                                            (UNAUDITED)         (UNAUDITED)
Total revenues (in thousands).........................       $   9,170           $   27,107
                                                                ------              -------
                                                                ------              -------
Net income (in thousands).............................       $     998           $    2,217
                                                                ------              -------
                                                                ------              -------
Net income per share..................................       $    0.01           $     0.03
                                                                ------              -------
                                                                ------              -------

    In October 1996, the Company acquired certain leasehold interests located in the East Bayou Sorrel Field, Iberville Parish, Louisiana, from W&T Offshore, Inc. (the "W&T Acquisition"). The consideration paid by the Company consisted of $3.3 million in cash. In November 1996, the Company completed the acquisition of oil and natural gas properties and related facilities located in the Bayou Sorrel Field, Iberville Parish, Louisiana (the "Bayou Sorrel Acquisition"). The consideration paid by the Company consisted of $9.0 million cash, 477,612 shares of the Company's Common Stock and conveyance of 3%

                          NATIONAL ENERGY GROUP, INC.

                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

overriding royalty interest in the property acquired, limited to production below 11,000 feet. In December 1996, the Company acquired certain additional oil and natural gas properties located in the East Bayou Sorrel Field, Iberville Parish, Louisiana (the "MCNIC Acquisition"). The consideration paid by the Company consisted of $7.0 million in cash. The Company increased its 17% working interest in the East Bayou Sorrel Field to 60% working interest, as a result of the W & T Acquisition and MCNIC Acquisition. The Company funded the cash portion of these acquisitions from available cash. These acquisitions consisted principally of proved developed nonproducing and unproved properties and, accordingly, did not have a significant impact on the Company's results of operations for 1996.

    In January 1997, the Company acquired, for $4.0 million in cash, John Hancock Mutual Life Insurance Company's limited partnership interests in certain limited partnerships in which the Company was the general partner. The limited partnerships owned working interests the Anadarko and Arkoma Basin areas of Oklahoma and the Giddings area of Texas.

3. CREDIT FACILITIES

    The Company has a revolving credit agreement with a group of banks which, as amended, (the "Revised Credit Facility") provides for a borrowing base of $40.0 million. The borrowing base will be redetermined at least semiannually and may require mandated monthly principal reductions by an amount determined by the Banks from time to time. The principal is due at maturity, August 29, 2000. Interest is payable monthly and is calculated at the BankOne base rate, as determined from time to time by BankOne (which increases by .25% if the outstanding loan balance is greater than 75% of the borrowing base). The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Credit Facility. The EuroDollar Rate increases by (i) 2.25% if the outstanding loan balance is greater than 75% of the borrowing base, (ii) 2.0% if the outstanding loan balance is greater than 50% but less than 75% of the borrowing base or (iii) 1.75% if the outstanding loan amount is less than 50% of the borrowing base. At September 30, 1997, the Company had no indebtedness under the Revised Credit Facility.

    The Company paid a facility fee equal to 3/4% of the initial borrowing base under the Revised Credit Facility and is required to pay a commitment fee on the unused portion of the borrowing base equal to 1% per annum.

    The Company has granted to the Banks liens on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and natural gas properties. The Revised Credit Facility requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth.

    The Revised Credit Facility includes other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as a result of the payment thereof. In addition, if the Company is required to purchase or redeem any portion of the Notes (as hereinafter defined), or if any portion of the Notes become due, the borrowing base is subject to reduction. At September 30, 1997, the Company was not in violation of any covenants of the Revised Credit Facility.

                          NATIONAL ENERGY GROUP, INC.

                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

4. 10 3/4% SENIOR NOTES DUE 2006

    On November 1, 1996, the Company closed the offering of, and issued $100 million aggregate principal amount of unregistered 10 3/4% Senior Notes due 2006 ( the "Series A Notes"). The net proceeds of the Series A Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under the predecessor to the Revised Credit Facility and to increase the Company's working capital. In 1997, the Series A Notes were exchanged for the registered 10 3/4% Senior Notes due 2006 (the "Series B Notes") which are substantially identical to the Series A Notes. Collectively, the Series A Notes and Series B Notes are referred to as the "Series A/B Notes." On August 21, 1997, the Company closed the offering of $65.0 million aggregate principal amount of its unregistered 10 3/4% Senior Notes (the "Series C Notes"). The net proceeds of the Series C Notes of approximately $64.8 million were used to repay approximately $23.0 million of borrowings under the Revised Credit Facility and to increase the Company's working capital. In November 1997, the Company commenced an exchange offer (the "Exchange Offer") of the Series A/B Notes and the Series C Notes for registered 10 3/4% Senior Notes due 2006 (the "Series D Notes"). The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Collectively, the Series A/B Notes, the Series C Notes and the Series D Notes are referred to as the "Notes." The Notes bear interest at 10 3/4% per annum, payable semi-annually on May 1 and November 1. The Notes mature November 1, 2006, but may be redeemed after November 1, 2001, at the Company's option. The Indentures governing the Notes contain certain covenants, including, but not limited to covenants restricting the Company's and its Restricted Subsidiaries' (as defined), ability to incur additional indebtedness.

5. PREFERRED STOCK

    In October 1997, 13,813 shares of Series B Preferred Stock, 17,000 shares of Series C Preferred Stock and 38,000 shares of Series E Preferred Stock were converted into 2.1 million shares of Common Stock.

                          NATIONAL ENERGY GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    In the fourth quarter of 1996 the Company began an accelerated development and exploration program (the "Drilling Program") using the net proceeds from the Notes. The Company had budgeted $57 million for the Drilling Program during 1997, of which $45 million was designated for development drilling and $12 million was designated for exploration drilling. As of September 30, 1997, the Company had spent approximately $54.8 million during 1997 related to the Drilling Program of which $42.2 million was for development drilling and $8.6 million was for exploratory drilling and $4.0 million was for acquisitions.

RESULTS OF OPERATIONS

    The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, lease operating expenses ("LOE"), general and administrative expenses ("G&A") and depreciation, depletion, and amortization ("DD&A") associated with the Company's oil and natural gas sales for the periods indicated.

                                                                THREE MONTHS ENDED
                                                                                      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                               --------------------  --------------------
                                                                 1997       1996       1997       1996
                                                               ---------  ---------  ---------  ---------
Net production (in thousands):
  Oil (Bbls).................................................        292        121        790        344
  Natural gas (Mcf)..........................................      3,580      1,421      9,853      2,997
  Natural gas equivalent (Mcfe)..............................      5,329      2,150     14,594      5,060
Oil and natural gas sales (in thousands):
  Oil........................................................  $   5,427  $   2,663  $  15,566  $   7,077
  Natural gas................................................      7,977      2,827     22,585      6,104
                                                               ---------  ---------  ---------  ---------
  Total......................................................  $  13,404  $   5,490  $  38,151  $  13,181
                                                               ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------
Average sales price:
  Oil (Bbls).................................................  $   18.61  $   21.93  $   19.70  $   20.62
  Natural gas (Mcf)..........................................       2.23       1.99       2.29       2.04
  Natural gas equivalent (Mcfe)..............................       2.52       2.55       2.61       2.60

LOE per Mcfe.................................................        .36        .42        .38        .41
G&A expenses per Mcfe........................................        .30        .42        .26        .38
DD&A per Mcfe................................................       1.13       1.02       1.13       1.02

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER
  30, 1996

    REVENUES

    Total revenues increased by $25.6 million (189.6 %) to $39.1 million for 1997 from $13.5 million in 1996. The increase in revenues is due to the increase in production primarily from the Merger with Alexander completed in August 1996, and the success of the Drilling Program. Also contributing to the increased production is the UMC Acquisition, the CA Acquisition, the Lake Boeuf Acquisition and the Bayou Sorrel Acquisition (hereinafter referred to as the "1996 Acquisitions") completed during 1996. In 1997, the Company produced 790,000 barrels of oil, an increase of 129.7% over 344,000 barrels in 1996, and 9,853,000 Mcf of natural gas, an increase of 228.8% over 2,997,000 Mcf in the same period of 1996.

                             NATIONAL ENERGY GROUP, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Also contributing to the increase in revenues was the increase in average natural gas prices of $.25 per Mcf to $2.29 per Mcf for 1997 from $2.04 for 1996, offset by the decrease in average oil prices of $.92 per barrel to $19.70 for 1997 from $20.62 for 1996.

    COSTS AND EXPENSES

    Lease operating expenses increased $3.5 million (166.7%) to $5.6 million for 1997 from $2.1 million for 1996 primarily due to the Merger, the Drilling Program and the 1996 Acquisitions. Although total lease operating expenses increased, lease operating expenses per Mcfe decreased to $.38 for 1997 from $.41 for 1996.

    Production taxes increased $1.4 million (200.0%) to $2.1 million for 1997 compared to $.7 million for 1996. This increase is a direct result from the increase in total oil and natural gas revenues discussed above.

    DD&A increased $11.3 million (209.3%) to $16.7 million for 1997 compared to $5.4 million for 1996. This increase is due to the increased production from the Drilling Program, the 1996 Acquisitions, and the Merger. The depletion rate per Mcfe was $1.13 for 1997 compared to $1.02 for 1996. This increase in the depletion rate is primarily due to the acquisition costs associated with the Merger.

    Although G&A increased $1.8 million to $3.8 million for 1997, G&A per Mcfe decreased 31.6% to $.26 for 1997 from $.38 for 1996. This decrease is attributable to the increase in production from the Drilling Program, the 1996 Acquisitions and, to a lesser extent, the Merger, without a proportionate increase in the G&A costs to the Company.

    OTHER INCOME AND EXPENSES

    The increase of $6.5 million (361.1%) in interest expense to $8.3 million for 1997 from $1.8 million for 1996, was due to the issuance of the Notes offset by $1.5 million of interest costs related to the Company's unproved oil and gas properties which was capitalized in 1997. The average balance outstanding under the Notes during 1997 was $113 million as compared to average debt outstanding under credit facilities of $26 million for 1996. The weighted average interest rate for 1997 was 10.47% compared to 8.92% for the same period of 1996.

    NET INCOME

    Net income of $2.1 million was generated for 1997, compared with net loss of $27.1 million for 1996, resulting principally from the increase in operating income, partially offset by the increase in interest expense and the provision for income taxes. The net loss for 1996 included a net non-cash write down of $28.3 million to the Company's oil and gas properties due to the Merger.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER
  30, 1996

    REVENUES

    Total revenues increased by $8.0 million (140.4%) to $13.7 million for 1997 from $5.7 million in 1996. The increase in revenues is due to the increase in production primarily from the Merger with Alexander, the Drilling Program and the 1996 Acquisitions. In 1997, the Company produced 292,000 barrels of oil, an increase of 141.3% over 121,000 barrels in 1996, and 3,580,000 Mcf of natural gas, an increase of 151.9% over 1,421,000 Mcf in the same period of 1996.

                             NATIONAL ENERGY GROUP, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Also contributing to the increase in revenues was the increase in average natural gas prices of $.24 per Mcf to $2.23 per Mcf for 1997 from $1.99 for 1996, offset by the decrease in average oil prices of $3.32 per barrel to $18.61 for 1997 from $21.93 for 1996.

    COSTS AND EXPENSES

    Lease operating expenses increased $1.0 million (111.1%) to $1.9 million for 1997 from $.9 million for 1996 primarily due to the Merger, the Drilling Program and the 1996 Acquisitions. However, lease operating expenses per Mcfe decreased to $.36 for 1997 compared to $.42 for 1996.

    Production taxes increased $.4 million (133.3%) to $.7 million for 1997 compared to $.3 million for 1996. This increase is a direct result from the increase in total oil and natural gas revenues discussed above.

    DD&A increased $4.0 million (181.8%) to $6.2 million for 1997 compared to $2.2 million for 1996. This increase is due to the increased production from the Drilling Program, the 1996 Acquisitions, and the Merger. The depletion rate per Mcfe was $1.13 for 1997 compared to $1.02 for 1996. This increase in the depletion rate is primarily due to the acquisition costs associated with the Merger.

    Although G&A increased $.7 million to $1.6 million for 1997, G&A per Mcfe decreased 28.6% to $.30 for 1997 from $.42 for 1996. This decrease is attributable to the increase in production from the Drilling Program, the 1996 Acquisitions and, to a lesser extent, the Merger, without a proportionate increase in the G&A costs to the Company.

    OTHER INCOME AND EXPENSES

    The increase of $2.2 million (244.4%) in interest expense to $3.1 million for 1997 from $.9 million for 1996, was due to the issuance of the Notes offset by $.8 million of interest costs related to the Company's unproved oil and gas properties which was capitalized in 1997. The average balance outstanding under the Notes during the third quarter of 1997 was $133 million as compared to average debt outstanding under credit facilities of $37 million for 1996. The weighted average interest rate for 1997 was 10.6% compared to 9.12% for the same period of 1996.

    NET INCOME

    Net income of $.3 million was generated for 1997, compared with net loss of $28.0 million for 1996, resulting principally from the increase in operating income, offset by the increase in interest expense and the provision for income taxes. The net loss for 1996 included a non-cash write down of $28.3 million to the Company's oil and gas properties due to the Merger.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER
  30, 1996.

    Net cash provided by operating activities was $15.0 million for the nine months ended September 30, 1997, compared to $4.8 million for the same period in 1996. The increase in cash flow from operating activities is primarily due to the significant increase in income from operations before DD&A, due to results of the Drilling Program, the 1996 Acquisitions and the Merger discussed above, partially offset due to the increase in working capital requirements due to the Company's growth.

                             NATIONAL ENERGY GROUP, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Net cash used by investing activities was $59.3 million for 1997 compared with $16.9 million for 1996. The cash used by investing activities for 1997 primarily consisted of oil and gas acquisition, exploration and development expenditures related to the Company's Drilling Program.

    Net cash provided by financing activities was $65.7 million for 1997 compared with $14.6 million net cash provided by financing activities for 1996. The cash net provided by financing activities during 1997 primarily consisted of proceeds from the issuance of the Series C Notes. In 1996, cash provided by financing activities consisted primarily of proceeds from the issuance of the Series A Notes and proceeds from the issuance preferred stock offset by repayments of long-term debt.

    The Company's working capital surplus at September 30, 1997, was $30.1 million compared to a working capital surplus at December 31, 1996, of $2.6 million. The surplus increase was due primarily to the issuance of the Series C Notes partially offset by the expenditures of cash for oil and gas acquisition, exploration, and development activities.

    FUTURE CAPITAL REQUIREMENTS

    The Company has made, and will continue to make, substantial capital expenditures for acquisition, development, and exploration of oil and natural gas reserves, particularly since a substantial portion of the proved reserves of the Company consists of proved undeveloped reserves.

    The Company has established an aggregate development and exploration capital budget for its existing properties of approximately $57.0 million for 1997, of which approximately $54.8 million was spent during the first nine months of 1997. The Company is not contractually committed to expend the budgeted funds.

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

    10 3/4% SENIOR NOTES DUE 2006

    On November 1, 1996, the Company closed the offering of, and issued $100 million aggregate principal amount of unregistered 10 3/4% Series A Notes due 2006. The net proceeds of the Series A Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under the predecessor to the Revised Credit Facility and to increase the Company's working capital. In 1997, the Series A Notes were exchanged for the registered 10 3/4% Series B Notes due 2006 which are substantially identical to the Series A Notes. Collectively, the Series A Notes and Series B Notes are referred to as the "Series A/B Notes." On August 21, 1997, the Company closed the offering of $65.0 million aggregate principal amount of its unregistered 10 3/4% Series C. The net proceeds of the Series C Notes of approximately $64.8 million were used to repay approximately $23.0 million of borrowings under the

                             NATIONAL ENERGY GROUP, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revised Credit Facility and to increase the Company's working capital. In November 1997, the Company commenced an exchange offer (the "Exchange Offer") of the Series A/B Notes and the Series C Notes for registered 10 3/4% Series D Notes due 2006. The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Collectively, the Series A/B Notes, the Series C Notes and the Series D Notes are referred to as the "Notes." The Notes bear interest at 10 3/4% per annum, payable semi-annually on May 1 and November 1. The Notes mature November 1, 2006, but may be redeemed after November 1, 2001, at the Company's option. The Indentures governing the Notes contain certain covenants, including, but not limited to covenants restricting the Company's and its Restricted Subsidiaries' (as defined), ability to incur additional indebtedness.

    CREDIT FACILITIES

    The Company's Revised Credit Facility is a revolving line of credit with a borrowing base of $40.0 million. The Revised Credit Facility contains certain covenants, including maintenance of a minimum interest coverage ratio, a current ratio, and a minimum tangible net worth. See Note 3 of Notes to the Financial Statements.

    FINANCIAL REPORTING IMPACT OF FULL COST METHOD OF ACCOUNTING

    The Company follows the full cost method of accounting for oil and natural gas properties. Under such method, the net book value of such properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. At September 30, 1997, the net book value of the Company's oil and natural gas properties did not exceed the ceiling. Sustained decreases in oil and natural gas prices could result in write downs during future periods.

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

                             NATIONAL ENERGY GROUP, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging has been accomplished pursuant to swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities is managed by requiring minimum credit standards for counter parties, periodic settlements, and market to market valuations. The Company has not been required to provide collateral relating to hedging activities. At September 30, 1997, the Company had no hedging or basis swap agreements outstanding. During the nine months ended September 30, 1996, the Company recognized a net gain of $20,000 related to hedging transactions.

    At September 30, 1997, the Company had entered into forward sales contracts with three purchasers covering approximately 15 Mmcf of natural gas per day. Contracts covering 8 Mmcf per day expire in March 1998 and contracts covering 7 Mmcf per day expire in March 1999. Deliveries under these contracts are priced based on NYMEX prices less a differential. The Company pays the cost of transportation of the natural gas to the delivery point specified in the contracts. The Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at that time. At September 30, 1997 the Company had fixed the prices of approximately 921 Mmcf of natural gas to be delivered in October and November 1997 at an average price of $3.014 per mcf.

    Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three months ended September 30, 1997 and 1996.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

    This Form 10-Q and the documents incorporated by reference herein include "forward-looking statements" within the meaning of various provisions of the Securities Act and the Exchange Act. All statements, other than statements of historical facts, included in this Form 10-Q and the documents incorporated by reference herein that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans and references to future success, references to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other facts it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in this Form 10-Q, general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Company, competitive actions by other oil and natural gas companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q and the documents incorporated by reference herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

                          NATIONAL ENERGY GROUP, INC.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On August 30, 1995, the Company filed a lawsuit in the District Court of Ector County, Texas, against R. E. Steakley in which the Company seeks to enjoin Mr. Steakley from interfering with its operations on the surface property controlled by Mr. Steakley. The lawsuit alleges tortuous interference with the Company's access to its facilities and wrongful conduct with respect to the Company's personnel.

    On August 31, 1995, R. E. Steakley and N.M. Steakley filed a lawsuit in the District Court of Harris County, Texas, against Amoco Production Company, Phillips Petroleum Company, the Company, and others. The lawsuit alleges certain environmental claims and related tortuous and contractual claims and seeks unspecified damages. On December 19, 1996, the Court in Harris County, Texas, signed an order transferring the R.E. Steakley claim to the court in Ector County, Texas as a part of the Company's claim against R.E. Steakley. Subsequently, R.E. Steakley filed a Fourth Amended Original Answer and Original Counterclaims against the Company in Ector County District Court in which he reasserts the claims filed in the Harris County action. The Company believes that it is operating in compliance with applicable environmental laws and regulations and believes, based on the advice of counsel, that the ultimate resolution of the lawsuit will not have a material effect on the Company's financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

    (b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

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

                                          NATIONAL ENERGY GROUP, INC.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ MILES D. BENDER
------------------------------  President and Chief          November 14, 1997
       Miles D. Bender            Executive Officer

   /s/ MELISSA H. RUTLEDGE      Chief Financial Officer,
------------------------------    Controller and Chief       November 14, 1997
     Melissa H. Rutledge          Accounting Officer

                               INDEX TO EXHIBITS

      2.1  Agreement and Plan of Merger, dated June 6, 1996, among the Company, NEG-OK, Inc.
           ("NEG- OK"), and Alexander Energy Corporation ("Alexander") (1)

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

      4.1  Certificate of Designations of the Company of 10% Cumulative Convertible Preferred
           Stock, Series B (5)

      4.2  Certificate of Designations of the Company of 10 1/2% Cumulative Convertible
           Preferred Stock, Series C (6)

      4.3  Certificate of Designations of the Company of Convertible Preferred Stock, Series D
           (3)

      4.4  Certificate of Designations of the Company of Convertible Preferred Stock, Series E
           (3)

      4.5  Indenture dated as of November 1, 1996, among the Company, National Energy Group of
           Oklahoma, Inc. (the "Guarantor"), formerly NEG-OK, and BankOne, Columbus, N.A. (7)

      4.6  Indenture dated August 21, 1997, among the Company and Bank One, N.A. (10)

     10.1  Letter Agreement dated as of July 11, 1997 between the Company and Carl C. Icahn re:
           Prospect Participation (11)

     10.2  Gascon Partners Warrant to Purchase 300,000 shares of the Company's Common Stock (11)

     11.0  Computation of Earnings Per Share (11)

     27.1  Financial Data Schedule (8)

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

(3) Incorporated by reference to the Company's Current Report on Form 8-K, dated August 29, 1996.

(4) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-38331), dated April 23, 1991.

(5) Incorporated by reference to the Company's Current Report on Form 8-K, dated June 17, 1994.

(6) Incorporated by reference to the Company's Current Report on Form 8-K, dated July 18, 1995.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(8) The Financial Data Schedule, is filed herewith for EDGAR filings only.

(9) Incorporated by reference to the Company's Schedule 14A filed April 25,
    1997.

(10) Incorporated by reference to the Company's Registration Statement on Form S-4 (333-38075) dated October 16, 1997.

(11) Filed herewith.