Form 10-K405
period 1997-12-31
NATIONAL ENERGY GROUP INC
filed 1998-03-27
CIK 870756

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           _________________________

                                   FORM 10-K

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   Commission File No. 0-19136 (Common Stock)
                      and 333-9045 (Series B Senior Notes)
                     and 333-38075 (Series D Senior Notes)

                          NATIONAL ENERGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   58-1922764
    (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                    Identification No.)

        4925 GREENVILLE AVENUE
          DALLAS, TEXAS 75206                                75206
    (Address of principal executive                       (Zip code)
               offices)

                                 (214) 692-9211
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                                (Title of Class)
           Securities registered pursuant to Securities Act of 1933:
                    Series B Senior Notes, 10  3/4% due 2006
                    Series D Senior Notes, 10  3/4% due 2006

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]    No   [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments hereto to this Form 10- K.  Yes [x]    No   [ ]

         The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of March 23, 1998, (based upon the last sales price of $3.1563 as reported by NASDAQ) was $90,059,210.

         40,481,320 shares of the Registrant's common stock, $0.01 par value, were outstanding on March 23, 1998.

         The information required by Part III of this Report is incorporated by reference from Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders (to be filed with the Commission not later than April 30,1998).


================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                   Page
                                                                   ----
ITEMS 1. AND 2. BUSINESS AND PROPERTIES
           General  . . . . . . . . . . . . . . . . . . . . . .     3
           Forward-Looking Statements . . . . . . . . . . . . .     4
           Business Strategy  . . . . . . . . . . . . . . . . .     4
           Exploration  . . . . . . . . . . . . . . . . . . . .     5
           Acquisitions . . . . . . . . . . . . . . . . . . . .     7
           Development and Exploitation . . . . . . . . . . . .     8
           Oil and Natural Gas Reserves . . . . . . . . . . . .    10
           Principal Areas of Operation . . . . . . . . . . . .    11
           Oil and Natural Gas Production and Unit Economics  .    11
           Productive Well Summary  . . . . . . . . . . . . . .    12
           Leasehold Acreage  . . . . . . . . . . . . . . . . .    12
           Drilling Activity  . . . . . . . . . . . . . . . . .    13
           Title to Oil and Natural Gas Properties  . . . . . .    13
           Production and Sales Prices  . . . . . . . . . . . .    13
           Control Over Production Activities . . . . . . . . .    13
           Markets and Customers  . . . . . . . . . . . . . . .    14
           Regulation . . . . . . . . . . . . . . . . . . . . .    14
           Operational Hazards and Insurance  . . . . . . . . .    17
           Competition  . . . . . . . . . . . . . . . . . . . .    17
           Office Space . . . . . . . . . . . . . . . . . . . .    18
           Employees  . . . . . . . . . . . . . . . . . . . . .    18
ITEM 3.    LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . .    18
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS   . . . . . . . . . . . . . . . . . . . . .    18

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS  . . . . . . . . . . . . . . .    19
           Market Information . . . . . . . . . . . . . . . . .    19
           Holders  . . . . . . . . . . . . . . . . . . . . . .    19
           Dividends on Common Stock  . . . . . . . . . . . . .    19
           Recent Sales of Unregistered Securities  . . . . . .    19
ITEM 6.    SELECTED FINANCIAL DATA  . . . . . . . . . . . . . .    20
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  . . . . . . .    22
           Overview . . . . . . . . . . . . . . . . . . . . . .    22
           Results of Operations  . . . . . . . . . . . . . . .    22
           Liquidity and Capital Resources  . . . . . . . . . .    24
           Future Capital Requirements  . . . . . . . . . . . .    25
           10  3/4% Senior Notes Due 2006 . . . . . . . . . . .    26
           Credit Facilities  . . . . . . . . . . . . . . . . .    26
           Preferred Stock  . . . . . . . . . . . . . . . . . .    27
           Financial Reporting Impact of Full Cost Method
             of Accounting  . . . . . . . . . . . . . . . . . .    27
           Recent Accounting Pronouncements . . . . . . . . . .    28
           Changes in Prices and Inflation  . . . . . . . . . .    28
           Year 2000  . . . . . . . . . . . . . . . . . . . . .    29

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK  . . . . . . . . . . . . . . . . . . .    29
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . .    29
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . .    29

                                    PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .    29
ITEM 11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .    29
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT . . . . . . . . . . . . . . . . . .    29
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . .    29

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .    30
           Signatures . . . . . . . . . . . . . . . . . . . . .    36

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

  National Energy Group, Inc. ("the Company") was incorporated under the laws of the State of Delaware on November 20, 1990. Effective June 11, 1991, Big Piney Oil and Gas Company ("Big Piney") and VP Oil, Inc. ("VP") merged with and into the Company. On August 29, 1996, Alexander Energy Corporation ("Alexander") was merged with and into a wholly-owned subsidiary of the Company, which subsidiary was merged with and into the Company on December 31, 1996.

  The Company is an independent energy company engaged in the exploration, acquisition, exploitation, development and operation of oil and natural gas properties in major producing basins onshore in Texas, Louisiana, Oklahoma, Arkansas, and Mississippi, and offshore in the Gulf of Mexico. The Company has developed an exploration program that is concentrating primarily on onshore prospects in Louisiana, Texas, and Mississippi and offshore Gulf of Mexico prospects in shallow state waters of Texas. As a result of several acquisitions in 1996, which substantially increased its reserve and property base, the Company has implemented a comprehensive capital expenditure program to enhance existing production and to convert Proved Undeveloped Reserves to Proved Developed Producing Reserves through development drilling, workovers, recompletions, and other production enhancement activities. By acquiring properties with significant reserve and production enhancement potential and by focusing its efforts on the subsequent exploitation and development of those properties, the Company has substantially increased its reserves, production, and cash flow from operations. The Company generally seeks to acquire properties where it can act as operator and that have a balance between oil and natural gas with a mix of both short and long reserve lives.

  At December 31, 1997, the Company had estimated Proved Reserves, as determined from reserve reports prepared by the Company's in-house reserve engineers, of 169.1 Bcfe with a PV10% at that date of approximately $169.4 million. The reserves were approximately 65% natural gas and 74% Proved Developed Reserves.

  As a result of its exploration, acquisition, exploitation, and development activities, the Company has achieved substantial growth as evidenced by:

    -- An increase in estimated net Proved Reserves from 6.8 Bcfe at December 31, 1991 to 169.1 Bcfe at December 31, 1997.

    -- An increase in PV10% from $6 million at December 31, 1991 to $169.4 million at December 31, 1997.

    -- An increase in average daily production from 1.2 Mmcfe for the year ended 1991 to 54.3 Mmcfe for the year ended 1997.

    - An increase in EBITDA from $0.3 million for 1991 to $39.2 million for 1997.

FORWARD-LOOKING STATEMENTS

  This document includes "forward-looking statements" within the meaning of various provisions of the Securities Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "expect," "estimate." "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this document that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion, and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding the interest, belief or current expectations of the Company, its directors, or its officers regarding such matters. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in this document, general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Company, competitive actions by other oil and natural gas companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

BUSINESS STRATEGY

  The Company's strategy is to increase reserves, production, cash flow from operations and earnings through acquisitions and a balanced program of exploration, exploitation, and development of its substantial property inventory. The Company believes its emphasis on the factors described below will enhance its ability to achieve its long-term goals and objectives.

  EXPLORATION PROJECTS. To balance its relatively lower risk exploitation and development activities and to enhance its opportunities for growth, the Company will continue to emphasize exploratory drilling as an important aspect of its business. The Company seeks to reduce the greater risks normally associated with exploratory drilling by (i) allocating only a limited portion of its capital expenditure budget to exploration activities, (ii) limiting its Working Interests in exploratory prospects through participation by industry partners,
(iii) obtaining operational control of its exploratory prospects and (iv) utilizing advanced seismic and drilling technologies, including 3-D seismic surveys, where cost-effective. The Company's exploration program targets prospects with significant reserve potential, focusing primarily on its inventory of exploratory prospects onshore in Louisiana, Texas, Mississippi and offshore Gulf of Mexico. During the years ended 1995, 1996 and 1997, the Company participated in drilling 18 Gross (6.7 Net) Exploratory Wells. During this period, 5 Gross (2.4 Net) Exploratory Wells have been completed as commercially productive. This represents a 28% success rate for the Company's exploratory drilling.

  SELECTIVE ACQUISITIONS. A principal source of the Company's of growth to date has been its ability to identify and acquire properties or entities that allow it to increase reserves, production and cash flow from operations and provide continuing exploitation opportunities. From January 1, 1991 through December 31, 1997, the Company acquired approximately 204.6 Bcfe of net Proved Reserves (estimated at the time of their respective purchases) at an average cost per Mcfe of approximately $0.85. The Company's Merger with Alexander in 1996 added a significant amount of reserves and allowed the Company to expand its Mid-Continent and East Texas presence. The Company's acquisitions have provided the Company with a substantial inventory of exploration, exploitation and development opportunities. Consistent with its historical acquisition strategy, the Company will seek to continue purchases of underdeveloped properties in its core areas of interest either through negotiated property acquisitions, acquisitions of other energy companies, or other business combinations. As a result of its increased reserves, cash flow and operating base, the Company may seek to make larger acquisitions which meet its criteria.

  EXPLOITATION AND DEVELOPMENT. During 1995, 1996, and 1997, the Company participated in the drilling of 123 Gross (107.1 Net) Development Wells. All but four of these Development Wells were completed as commercially productive. The Company is continuing the exploitation and development of its properties through development drilling, workovers, redrills, recompletions, and other production enhancement techniques to maximize its reserves and production. As a result, the Company spent $54.5 million in 1997 for development and exploitation activities, a major portion of which was targeted to develop Proved Undeveloped Reserves.

  OPERATING CONTROL. The Company generally prefers to operate and, except for its exploratory prospects, own a majority Working Interest in its oil and natural gas properties. This operating philosophy enables the Company to control the nature, timing and costs of exploration and development of its properties, as well as the marketing of the resulting production. At December 31, 1997, the Company operated 453 of the 636 producing wells in which it owns an interest.

  LOW OPERATING COST STRUCTURE. The Company seeks to increase its cash flow from operations by maintaining a low unit operating cost structure through its focus on increasing production while reducing nonstrategic interests and limiting its field operating and corporate overhead expenses. Through these efforts, the Company has reduced historical lease operating expenses per unit of production by approximately 46% from $0.70 per Mcfe produced for the year ended December 31, 1991 to $0.38 per Mcfe for the year ended December 31, 1997. During this same period, the Company decreased general and administrative expenses per unit of production by approximately 64% from $0.80 per Mcfe produced to $0.29 per Mcfe.


EXPLORATION

  The Company dedicates a portion of its capital expenditure budget to higher potential, higher risk exploration to balance its strategy of acquiring and exploiting mature but underdeveloped reserves. During the years ended 1995, 1996 and 1997, the Company participated in drilling 18 Gross (6.7 Net) Exploratory Wells. During this period, 5 Gross (2.4 Net) Exploratory Wells have been completed as commercially productive. This represents a 28% success rate for the Company's exploratory drilling. The Company anticipates spending approximately $20 million for its 1998 exploration program. The Company expects that its exploratory projects will be concentrated in Gulf Coast areas, both onshore and offshore.

  SANDEFER EXPLORATION VENTURE. On January 1, 1996, the Company entered into the Sandefer Exploration Venture to develop exploration prospects for the Company in certain areas. The agreement, as amended, expires December 31, 1998. The venture generates exploration prospects and submits leasing and drilling proposals to the Company for a monthly retainer fee. When the Company accepts a drilling proposal generated by the Sandefer Exploration Venture, Sandefer Oil & Gas, Inc. receives an Overriding Royalty Interest in leases acquired by the Company in the defined prospect area and, upon payout of specified costs incurred on a prospect, may have the right to receive a deferred leasehold interest. Of the 16 Gross (5.9 Net) Exploratory Wells drilled during 1996 and 1997, the Company drilled 5 Gross (2.5 Net) Wells as part of the Sandefer Exploration Venture. In 1998, the principal activity of the venture will be interpretation of the 3-D seismic survey of the Greater Bayou Sorrel Area.

  GREATER BAYOU SORREL AREA. The Greater Bayou Sorrel Area is located approximately eighty miles west of New Orleans, in Iberville Parish, Louisiana, in the Atchafalaya River Basin. The topography of the surface is river swamp and all work must be done with barge-mounted drilling rigs and boats. Production platforms are mounted on pilings. The Company became involved in this area in January 1996, through the Sandefer Exploration Venture, when it participated in the successful exploratory test of the Schwing #1 well in the Company's East Bayou Sorrel prospect. This discovery well was drilled to a total depth of approximately 14,000 feet on the eastern flank of the old Bayou Sorrel Field which was discovered by Shell Oil Company in 1954 (the "Shell Bayou Sorrel Field"). The Shell Bayou Sorrel Field was drilled in the 1950s and 1960s, with a total of 87 wells drilled and produced in twenty-eight different horizons ranging in depths from 7,000 to 11,100 feet and in geological age from the Lower Miocene to the Upper Oligocene. Approximately 35 million barrels of oil and 206 Bcf of natural gas have been produced from depths of 11,000 feet and shallower from this field. During the year ended December 31, 1997, the Company successfully drilled and completed a second test well, the Schwing #2. The target formations of the Company's exploration prospects in this area range from 11,000 to 14,000 feet and include the Marg Vag, Marg Howeii, Camerina Cib Haz, and Marg Tex zones and range in geological age from the Upper Oligocene to the Lower Oligocene.

  The Company recently completed shooting and processing, and is currently interpreting, a 3-D seismic survey over the Greater Bayou Sorrel Area. Interpretation of the 3-D seismic data will allow the Company to finalize drilling locations for these prospects. The Greater Bayou Sorrel Area has produced and continues to produce significant oil and gas. Because of the difficult topography, very little seismic data had been acquired before the Company's 3-D survey, and the Company believes there could be several other prospects identified by the 3-D survey. The Company has approximately 38,000 acres either under lease, seismic option to lease, or seismic permit within the Greater Bayou Sorrel Area.

  MUSTANG ISLAND. The Mustang Island area located in shallow state waters in offshore Nueces County, Texas, is another principal area of focus for the Company's exploration program. The Company purchased, processed, and interpreted 500 line miles of 2-D seismic data which was used in assessing and acquiring acreage and production in the area. As a result, the Company has acquired 100% of approximately 18,000 acres of leases, majority interests in 7 producing wells, 11 miles of pipeline, and an onshore tank facility. In addition, the Company participated in a 3-D seismic survey over the area, which provided 90 square miles of data. The Company is currently interpreting this data. An active drilling program is anticipated following interpretation of the 3-D data.

  LAKE MONGOULOIS FIELD. In January 1998, the Company acquired a 50% working interest in the Lake Mongoulois Field, St. Martin Parish, Louisiana, from Enserch Exploration, Inc. ("EEX"). The Lake Mongoulois Field is located eight miles west northwest of the Greater Bayou Sorrel Area. The purchase price consisted of $500,000 in cash and a commitment by the Company to spend $7.0 million in drilling and completion costs by December 31, 1999. The acquisition includes a unit covering approximately 5,000 acres. The Company also acquired a license to a 49.3 square mile 3-D seismic survey covering the Lake Mongoulois Field area and an option to lease 50% of EEX's mineral acres within the 3-D area. The Company believes there are exploratory prospects in deeper horizons in this field that have not yet been tested. The Company anticipates drilling its initial Exploratory Wells in the Lake Mongoulois Field in 1998.

  OTHER EXPLORATORY ACTIVITIES. The Company has several other exploration prospects in its inventory. These prospects are in various stages of evaluation and development, with 2 Gross (1 Net) Wells currently drilling. The Company expects to drill additional wells on these prospects during 1998.

ACQUISITIONS

  Since its formation in 1990, the Company has actively engaged in the acquisition of producing oil and natural gas properties, primarily onshore in Texas, Louisiana, Oklahoma, Arkansas and offshore in the Gulf of Mexico. See
Note 2 of Notes to Consolidated Financial Statements. The following table sets forth information on the Company's acquisitions since 1990:

                                                                  ESTIMATED
                                                                   PROVED
                                                                 RESERVES AT                     ESTIMATED
                                                                   DATE OF      ACQUISITION     ACQUISITION
                                                LOCATION OF      ACQUISITION       COST             COST
                 PRINCIPAL SELLER          PRINCIPAL PROPERTIES   (BCFE)(1)  (IN MILLIONS)(2)   PER MCFE(2)
                 ----------------          --------------------   ---------  ----------------   -----------
  DATES
  -----
  1991  Big Piney Oil & Gas Company       Wyoming                         3.1          $1.9           $0.61
  1992  TriSearch, Inc.                   GAU                             6.1           4.1            0.67
  1993  Oil Search Partnerships           GAU                             1.4           0.7            0.50
  1993  Bligh Petroleum, Inc.             GAU                            19.0           3.5            0.18
  1994  Various Working Interest Owners   GAU                             7.0           0.6            0.09
  1995  Sierra 1994 Limited Partnership   East Texas                     20.7           9.1            0.44
  1995  Enron Oil and Gas Company         New Mexico                      1.8           2.1            1.17
  1995  Sierra Mineral Development L.C    Mustang Island                  4.5           2.0            0.44
  1996  C/A Limited                       Mustang Island                  3.1           0.7(3)         0.23
  1996  UMC Petroleum Corporation         Mustang Island                  1.3           1.0            0.77
  1996  Araxas Energy Corporation and
             O'Sullivan Oil and Gas
             Company, Inc.                Lake Boeuf                     17.5           7.2            0.41
  1996  Alexander Energy Corporation      Anadarko Basin,
                                          East Texas,
                                          Arkoma Basin                  102.1         118.5(4)         1.16
  1996  Panaco, Inc.                      Bayou Sorrel                   10.0           8.0(5)         0.80
  1996  W & T Offshore, Inc.              East Bayou Sorrel               0.3           3.4              *
  1996  MCNIC Oil & Gas Company           East Bayou Sorrel               0.6           7.0              *
  1996  John Hancock Mutual Life          Anadarko Basin,
             Insurance Company            East Texas,
                                          Arkoma Basin                    6.1           4.2            0.69
                                                                        -----        ------          ------
        Total                                                           204.6        $174.0          $ 0.85(6)
                                                                        =====        ======          ======

__________

* Not meaningful.

(1) Estimated Proved Reserves at date of acquisition are based on reserve reports prepared for the specific acquisition or, if one was not prepared at the date of acquisition, are based on the first year end reserve report prepared following the acquisition date and adjusted for production subsequent to the date of acquisition.

(2) Does not include costs to develop these properties, which properties include a substantial amount of Proved Undeveloped Reserves.

(3) Acquisition cost does not include approximately $500,000 allocated to the related production facilities.

(4) Acquisition cost includes assumed indebtedness of approximately $49.0 million attributable to Alexander and excludes deferred income taxes of $21.8 million. See Note 2 of Notes to Consolidated Financial Statements.

(5) Acquisition cost does not include approximately $3.5 million allocated to the related production facilities and the rights to produce hydrocarbons from depths below 11,340 feet.

(6) Represents weighted average cost per Mcfe for all acquisitions shown.

  The Company continually reviews potential acquisitions and anticipates making additional acquisitions if such properties fit into its overall business strategy. The Company does not have a budget specifically for acquisitions, however, because their timing and size cannot be predicted. At December 31, 1997, the Company had no commitments, contracts, understandings or arrangements with respect to any material acquisitions.

DEVELOPMENT AND EXPLOITATION

  While acquisitions historically have been the primary focus of the Company's business strategy, the Company has accelerated the development and exploitation of its existing properties by drilling Development Wells, and recompleting and reworking existing wells.

  ANADARKO BASIN. At December 31, 1997, approximately 33.6% (56.8 Bcfe) of the Company's Proved Reserves were located throughout the Anadarko Basin in west central Oklahoma. The Anadarko Basin is considered a mature oil and natural gas province characterized by multiple producing horizons and relatively long reserve lives. Drilling a Producing Well on these locations can convert Proved Undeveloped Reserves to Proved Developed Producing Reserves, and can provide additional PUD locations on the Company's leasehold acreage.

  The Company's Anadarko properties were initially drilled on 640 acre producing units. Industry has successfully demonstrated to Oklahoma regulators that deeper wells in the Anadarko Basin will not efficiently drain 640 acres and obtained authorization for increased density drilling on smaller acreage units. Further, under the forced pooling rules in Oklahoma, even if the Company is not the operator of the property for which increased density drilling has been approved, the Company may propose to drill and operate additional wells on the original production unit. Frequently this results in the proposing party owning a larger portion of newly drilled wells because other Working Interest owners may decline to participate. The Company intends to continue its increased density drilling strategy in the Anadarko Basin.

  During the year ended December 31, 1997, the Company drilled 13 Gross (9.5
Net) Wells in the Anadarko Basin and currently anticipates additional development drilling in the Anadarko Basin, but at a reduced level during the year ending December 31, 1998. The Company's wells typically are completed in horizons ranging in depth between 7,000 and 15,000 feet.

  SOUTH LOUISIANA. At December 31, 1997, 17.8% (30.1 Bcfe) of the Company's Proved Reserves were located in South Louisiana, principally in the Greater Bayou Sorrel Area in Iberville Parish and the Lake Boeuf Field in LaFourche Parish.

  Greater Bayou Sorrel Area. Following the successful test of the Schwing #1, the Company increased its original 17% Working Interest in the well to 62% (45% Net Revenue Interest) through a series of acquisitions from two other Working Interest owners in 1996. Currently, the Company has a 60% working interest (43% Net Revenue Interest) in the remainder of the East Bayou Sorrell prospect.

  In November 1996, the Company acquired 100% of the Shell Bayou Sorrel Field, adjacent to the Schwing #1 discovery well. The Shell Bayou Sorrel Field acquisition included 10 wells producing approximately 325 barrels of oil per day and 18 shut in wells, along with approximately 2,000 leasehold acres held by production and production facilities capable of handling 35,000 barrels of oil per day, 50,000 Mcf of natural gas per day and salt water disposal capacity of 30,000 barrels of water per day.

  In addition, the Company has acquired leases adjacent to the Shell Bayou Sorrel Field and East Bayou Sorrel which, in total, give the Company a current leasehold position of 6,408 Gross (5,989 Net) Acres in the area. In addition, the Company holds options to acquire a leasehold position in an additional 12,000 Gross (10,000 Net) Acres in the area. The Company has undertaken a complete geologic and engineering study of the Greater Bayou Sorrel Area, which includes a proprietary 3-D seismic survey of fifty-four square miles encompassing the Greater Bayou Sorrel Area lease and option position.

  Based on the interpretation of the 3-D seismic survey, the Company anticipates drilling development wells in the Shell Bayou Sorrel Field and in the East Bayou Sorrel prospect offsetting the Schwing wells during 1998. In addition, the Company plans to workover 6 wells in the Shell Bayou Sorrel Field in 1998.

  Lake Boeuf Field. The Company's interest in the Lake Boeuf Field, located in Lafourche Parish, Louisiana, was acquired in September 1996. The Company owns a 95.6% Working Interest in its Lake Boeuf properties. The Company drilled 1 Gross (.9 Net) Well in the Lake Boeuf Field in 1997 which was successfully completed. Reserves in the field are found in nine different horizons ranging in depths from 9,500 to 15,000 feet. Currently, no additional wells are planned for the Lake Boeuf Field in 1998.

  Lake Mongoulois Field. The Company's interest in this field was acquired on January 1, 1998. Seventy-two wells have been previously drilled at the Lake Mongoulois Field for a total production of approximately 30 million BOE from depths of 11,500 feet and shallower. The Company believes there are substantial additional reserves to be recovered by development drilling in the existing field pays. The Company anticipates drilling its initial Development Wells in the Lake Mongoulois Field in 1998.

  EAST TEXAS. At December 31, 1997, approximately 21.4% (36.2 Bcfe) of the Company's Proved Reserves were located in Harrison and Rusk Counties in East Texas. These reserves are located in the Cotton Valley formation and the Travis Peak formation. The Cotton Valley formation is generally 1,500 to 2,000 feet thick and is found at depths of 8,500 to 10,500 feet in the Company's area of interest. These properties produce from low permeability reservoirs that generally contain relatively long life natural gas reserves. The Travis Peak formation is generally found at a depth of 7,200 feet and principally contains oil reserves.

  During the year ended December 31, 1997, the Company drilled 15 Gross (14.7
Net) Wells in East Texas of which 14 Gross (13.7 Net) Wells were drilled in the Cotton Valley formation and 1 Gross (1.0 Net) Well was drilled in the Travis Peak formation. A significant portion of the cost to complete these wells is incurred due to the low permeability of interbedded sandstones and shales, which requires large hydraulic fracture stimulation, typically of multiple zones of the producing formation, to obtain the increased production levels necessary to make such wells commercially viable. The Company anticipates drilling 3 additional development wells in East Texas in 1998, which will be drilled in the Travis Peak formation. These wells will be drilled on PUD locations where the Company owns 100% of the Working Interests in the drilling units.

  GOLDSMITH ADOBE UNIT ("GAU"). At December 31, 1997, approximately 14.0% (23.7
Bcfe) of the Company's Proved Reserves were located in the 7,880 acre GAU, which is in the Permian Basin in West Texas. This production unit is operated by the Company and it owns approximately a 95% Working Interest in the GAU.

  Originally the GAU was drilled on 40 acre spacing units. Previous operators had drilled several wells on 20 acre spacing units and, based on the results of this drilling and 20 acre spacing development on adjoining leases, the Company began a drilling program in July 1994 to develop the GAU on 20 acre spacing units. The Company completed 6 wells during 1994, 22 wells during 1995, 28 wells in 1996, and 29 wells in 1997 on the GAU.

  The Company has drilled an additional 4 Gross (3.8 Net) Wells on the GAU in 1998, but anticipates reducing additional development until oil prices recover. Typically, wells drilled by the Company in the GAU in 1997 were drilled to depths between 5,600 and 6,000 feet. As of December 31, 1997, the GAU had approximately 51 Infill Well locations if the unit were to be fully developed on 20 acre spacing.

   ARKOMA BASIN. At December 31, 1997, approximately 7.2% (12.1 Bcfe) of the Company's Proved Reserves were located in the Arkoma Basin in Eastern Oklahoma and Western Arkansas. These properties were acquired by the Company as a result of the Merger with Alexander. Most Arkoma Basin reserves are produced from formations at depths ranging from 3,000 to 8,000 feet.

  During 1997, the Company drilled 7 Gross (4.0 Net) Wells in the Arkoma Basin. The Company anticipates drilling an active drilling program drilling program in the Arkoma Basin in 1998. The typical Arkoma Basin well is drilled to a total depth of approximately 7,500 feet.

oOIL AND NATURAL GAS RESERVES

  The estimated reserves and related future net revenues as of December 31, 1997, were prepared by the Company's in- house reserve engineers. All of the Company's reserves are located in the continental United States. This reserve report was prepared using constant prices and costs in accordance with the published guidelines of the Commission. The net weighted average prices used in the Company's reserve report at December 31, 1997, were $17.03 per barrel of oil and $2.38 per Mcf of natural gas. Substantially all of the Company's oil and natural gas properties are subject to liens, and the remaining oil and natural gas properties are subject to a negative pledge pursuant to the Revised Credit Facility.


  All reserves are evaluated at constant temperature and pressure which can affect the measurement of natural gas reserves. Operating costs, development costs and certain production-related and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income taxes. The following estimates set forth reserves considered to be economically recoverable under normal operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the PV10% from future net cash flows differ from the Standardized Measure of discounted future net cash flows set forth in the notes to the Financial Statements of the Company, which is calculated after provision for future income taxes. There can be no assurance that these estimates are accurate predictions of future net cash flows from oil and natural gas reserves or their present value.

  Reservoir engineering is a subjective process of estimating the volumes of underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve estimates prepared by other engineers might differ from the estimates contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and natural gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

  No estimates of Proved Reserves of oil and natural gas have been filed by the Company with, or included in any report to, any United States authority or agency (other than the Commission) since December 31, 1996.

  The following table sets forth certain information for the Company's total Proved Reserves of oil and natural gas and the PV10% of estimated future net revenues from such reserves, at December 31, 1997. Also presented is the Standardized Measure of the Company's total Proved Reserves of oil and natural gas.

                                                             AS OF DECEMBER 31, 1997
                                               -------------------------------------------------------
                                                              NATURAL      NATURAL GAS         PV10%
                                                 OIL            GAS        EQUIVALENT          (IN
                                               (MBBLS)        (MMCF)          (MMCFE)       THOUSANDS)
                                               -------        -------         -------       ---------
Proved Developed Reserves ...........           5,781          89,935         124,621        $126,376
Proved Undeveloped Reserves .........           3,997          20,546          44,528          42,999
Total Proved Reserves ...............           9,778         110,481         169,149        $169,375
                                                -----         -------         -------        --------
Standardized Measure ................                                                        $161,751
                                                                                             ========

PRINCIPAL AREAS OF OPERATIONS

  The following table sets forth the Company's principal areas of operations, the Company's Proved Reserves of oil and natural gas and PV10% of the estimated future net revenue from such reserves at December 31, 1997.

                                               OIL AND                     NATURAL GAS
                                              CONDENSATE    NATURAL GAS     EQUIVALENT       PV10%              % OF
                                               (MBBLS)        (MMCF)         (MMCFE)     (IN THOUSANDS)        TOTAL
                                                -----         ------         -------     ------------          -----
FIELD
Onshore:
    Anadarko Basin, OK ..............           1,937          45,208          56,830        $ 49,408           29.2%
    South Louisiana .................           3,577           8,592          30,054          46,918           27.7
    East Texas ......................             465          33,441          36,231          32,814           19.4
    GAU, TX .........................           3,340           3,676          23,716          14,466            8.5
    Arkoma Basin, OK and AR .........              --          12,100          12,100          13,804            8.1
    Other Onshore ...................             229           3,137           4,511           6,458            3.8
                                                -----         -------         -------        --------          -----
    Total Onshore ...................           9,548         106,154         163,442         163,868           96.7
                                                -----         -------         -------        --------          -----
Offshore:
    Mustang Island ..................             230           4,327           5,707           5,507            3.3
                                                -----         -------         -------        --------          -----
    Total ...........................           9,778         110,481         169,149        $169,375          100.0%
                                                =====         =======         =======        ========          =====

   The following table sets forth the Company's production by principal area of operation for the year ended December 31, 1997:

                                                          NATURAL      NATURAL GAS
                                                OIL         GAS         EQUIVALENT       % OF
                                              (MBBLS)      (MMCF)        (MMCFE)         TOTAL
                                              ------       ------        ------          -----
FIELD
Onshore:
    Anadarko Basin, OK ..............           117         4,435         5,137           25.9%
    South Louisiana .................           434           519         3,123           15.7
    East Texas ......................            23         4,323         4,461           22.6
    GAU, TX .........................           478           483         3,351           16.9
    Arkoma Basin, OK and AR .........            --         2,343         2,343           11.8
    Other Onshore ...................            35           918         1,128            5.8
                                              -----        ------        ------          -----
    Total Onshore ...................         1,087        13,021        19,543           98.7
                                              -----        ------        ------          -----
Offshore:
    Mustang Island ..................            23           125           264            1.3
                                              -----        ------        ------          -----
    Total ...........................         1,110        13,146        19,807          100.0%
                                              =====        ======        ======          =====

Oil and Natural Gas Production and Unit Economics

  The following table shows the approximate net production attributable to the Company's oil and natural gas interests, the average sales price per barrel of oil and Mcf of natural gas produced, and the average unit economics per Mcfe related to the Company's oil and natural gas production for the periods indicated. Information relating to properties acquired or disposed of is reflected in this table only since or up to the closing date of their respective acquisition or sale, and may affect the comparability of the data between the periods presented.

                                                                      YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------
                                                             1995              1996              1997
                                                          ----------        ----------        ----------
Net production:
    Oil (Mbbls) ..................................               283               522             1,110
    Natural gas (Mmcf) ...........................             1,753             5,681            13,146
    Natural gas equivalent (Mmcfe) ...............             3,454             8,811            19,807
Average sales price:
    Oil (per Bbl) ................................        $    17.22        $    21.70        $    19.17
    Natural gas (per Mcf) ........................              1.70              2.29              2.43
Unit economics (per Mcfe):
    Average sales price ..........................        $     2.28        $     2.75        $     2.69
    Lease operating expenses .....................               .50               .42               .38
    Oil and gas production taxes .................               .12               .15               .16
    Depreciation, depletion, and amortization ....               .91              1.11              1.13
    General and administrative ...................               .51               .34               .29

PRODUCTIVE WELL SUMMARY

  The Company's production of oil and natural gas is primarily derived from wells located in Texas, Oklahoma, Louisiana, and Arkansas. The following table sets forth the Company's interests in Productive Wells, by principal area of operation, as of December 31, 1997:

                                                     OIL                   NATURAL GAS                   TOTAL
                                             ------------------         -----------------         -----------------
FIELD                                        GROSS         NET          GROSS        NET          GROSS        NET
                                             -----        -----         -----       -----         -----       -----
Onshore:
    Anadarko Basin, OK ..............          143         65.3          175         89.2          318        154.5
    South Louisiana .................           27         24.6            1           .4           28         25.0
    East Texas ......................            4          3.4           36         34.9           40         38.3
    GAU, TX .........................          142        134.8           --           --          142        134.8
    Arkoma Basin, OK and AR .........           --           --           80         35.3           80         35.3
    Other Onshore ...................            8          5.5            6          3.1           14          8.6
                                               ---        -----          ---        -----          ---        -----
    Total Onshore ...................          324        233.6          298        162.9          622        396.5
Offshore:
    Mustang Island, TX ..............            1          1.0           13         10.0           14         11.0
                                               ---        -----          ---        -----          ---        -----
    Total ...........................          325        234.6          311        172.9          636        407.5
                                               ===        =====          ===        =====          ===        =====

  In December 1997, the Company sold its interests in 274 nonstrategic producing wells, 103 of which were operated by the Company, for approximately $5.4 million.

LEASEHOLD ACREAGE

  The following table shows the approximate Gross and Net Acres in which the Company had a leasehold interest as of December 31, 1997:

                                                      Developed Acreage            Undeveloped Acreage
                                                    ---------------------         ---------------------
Field                                                Gross          Net           Gross            Net
                                                    -------        ------         ------         ------
Onshore:
    Anadarko Basin, OK                               99,020        34,871          8,874          5,450
    South Louisiana                                   3,691         3,613         11,596         10,716
    East Texas                                        4,761         4,410          1,567          1,455
    GAU, TX                                           4,720         4,482          3,160          3,007
    Arkoma Basin, OK and AR                          42,950        14,161          1,144            110
    Other Onshore (1)                                18,848         1,952         14,620         11,707
    Total Onshore                                   173,990        63,489         40,961         32,445
                                                    -------        ------         ------         ------
Offshore:
    Mustang Island, TX                                6,045         3,530         11,765         11,765
                                                    -------        ------         ------         ------
    Combined Totals                                 180,035        67,019         52,726         44,210
                                                    =======        ======         ======         ======

__________

      (1) Includes acreage in Alabama, Kansas, Mississippi, Nebraska, Oklahoma, and Texas.

  During 1997, the Company purchased additional leasehold interests in 4,000 Gross and Net Acres in the Mustang Island area for approximately $1.1 million, in 1,647 Gross (1,286 Net) Acres in the Greater Bayou Sorrel Area for approximately $480,000, and in 4,435 Gross (4,107 Net) Acres in four other exploratory prospects for approximately $1.5 million.

  Substantially all of the Company's producing oil and natural gas properties are located on leases held by the Company for an indeterminate number of years for so long as production is maintained. All of the Company's non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. The Company is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Because substantially all of the Company's Undeveloped Acreage was held by production, annual delay rentals for 1996 were nominal. However, such delay rentals were approximately $1.0 million for the year ended December 31, 1997, and could increase in future periods due to the Company's accelerated lease acquisition activities.

DRILLING ACTIVITY

  The following table sets forth exploration and development drilling results for the years ended December 31, 1995, 1996, and 1997. From January 1, 1998 through March 23, 1998 the Company has drilled 2 Gross (.9 Net) Exploratory Wells and 8 Gross (6.7 Net) Development Wells.

                                                                      YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------
                                                           1995                  1996                  1997
                                                      --------------        --------------       ---------------
                                                      GROSS     NET         GROSS      NET       GROSS      NET
                                                      ----      ----        -----     ----       -----      ----
Exploratory
    Productive                                           -         -           3       1.4          2        1.0
    Non-productive                                       2        .8           5       1.1          6        2.4
                                                        --      ----          --      ----         --       ----
    Total                                                2        .8           8       2.5          8        3.4
                                                        --      ----          --      ----         --       ----
Development
    Productive                                          24      20.7          28      25.6         67       58.5
    Non-productive                                       1        .6           1        .2          2        1.5
                                                        --      ----          --      ----         --       ----
    Total                                               25      21.3          29      25.8         69       60.0
                                                        --      ----          --      ----         --       ----
Combined Total                                          27      22.1          37      28.3         77       63.4
                                                        ==      ====          ==      ====         ==       ====

TITLE TO OIL AND NATURAL GAS PROPERTIES

  The Company has acquired interests in producing and non-producing acreage in the form of Working Interests, Royalty Interests, and Overriding Royalty Interests. To reduce the Company's financial exposure in any one exploratory prospect, the Company often acquires less than 100% of the Working Interest in a prospect. Working Interests held by the Company may, from time to time, become subject to minor liens. Furthermore, updated title opinions may not be received prior to the acquisition of a producing oil and natural gas property. It is contemplated, however, that investigations will be made in accordance with standard practices in the industry before the acquisition of such properties and before drilling.

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

PRODUCTION AND SALES PRICES

  The Company's production of oil and natural gas is derived solely from its activities in the continental United States. The Company is not obligated to provide a fixed and determinable quantity of oil and/or natural gas in the future under existing contracts or agreements. The Company does not plan to refine or process the oil and natural gas it produces, but plans to sell the production to unaffiliated oil and natural gas purchasing companies in the area in which it is produced. The Company expects to sell crude oil on a market price basis and to sell natural gas under contracts to both interstate and intrastate natural gas pipeline companies. The Company currently sells a significant portion of its oil pursuant to a contract with Plains Marketing and Transportation. See "-- Markets and Customers."

CONTROL OVER PRODUCTION ACTIVITIES

  The Company operated 453 of the 636 producing wells in which it owns an interest as of December 31, 1997. The non- operated properties are operated by unrelated third parties pursuant to operating agreements which are generally standard in the industry. Significant decisions about operations regarding non-operated properties may be determined by the outside operator rather than by the Company. If the Company declines to participate in additional activities proposed by the outside operator under certain operating agreements, the Company will not receive revenues from, and/or will lose its interest in, the activity in which it declined to participate.

MARKETS AND CUSTOMERS

  The availability of a ready market for any oil and natural gas produced by the Company and the prices obtained for such oil and natural gas depend upon numerous factors beyond its control, including the demand for and supply of oil and natural gas; fluctuations in production and seasonal demand; the availability of adequate pipeline and other transportation facilities; weather conditions; economic conditions; imports of crude oil; production by and agreements among OPEC members, and the effects of state and federal governmental regulations on the import, production, transportation, and sale of oil and natural gas. The occurrence of any factor that affects a ready market for the Company's oil and natural gas or reduces the price obtained for such oil and natural gas, may adversely affect the Company.

  A large percentage of the Company's oil and natural gas sales are made to a small number of purchasers. The Company normally sells its oil under six month contracts. During the year ended December 31, 1995, two purchasers, Plains Marketing and Transportation ("Plains") and Energy Source, Inc., accounted for approximately 59% of the Company's oil sales and 11% of its natural gas sales. During 1996, Plains accounted for 83% of the Company's oil sales, while Crosstex Energy ("Crosstex") and GPM Natural Gas Corporation ("GPM") each accounted for 22% of the Company's natural gas sales. For the year ended December 31, 1997, Plains accounted for 84% of the Company's oil sales, and Crosstex and GPM accounted for 20% and 14%, respectively, of the Company's natural gas sales. The agreement with Plains, entered into in 1993, provides for Plains to purchase the Company's oil pursuant to West Texas Intermediate posted prices plus a premium. The Company does not believe that the loss of any customer would have a material adverse effect on its business because, under prevailing market conditions, such customer could be replaced.

  A portion of the Company's natural gas production is sold pursuant to long term netback contracts. Under netback contracts, gas purchasers buy gas from a number of producers, process the gas for natural gas liquids, and sell the liquids and residue gas. Each producer receives a fixed portion of the proceeds from the sale of the liquids, and residue gas. The gas purchasers pay for transportation, processing, and marketing of the gas and liquids, and assumes the risk of contracting pipelines and processing plants in return for a portion of the proceeds of the sale of the gas and liquids. Generally, because the purchasers are marketing large volumes of hydrocarbons gathered from multiple producers, higher prices may be obtained for the gas and liquids. A portion of the Company's natural gas production is also sold under forward sales contract. See Note 8 of Notes to Consolidated Financial Statements. Deliveries under these contracts are priced based on NYMEX prices less a differential whereby the Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at that time. The Company pays the cost of transportation of the natural gas to the delivery point specified in these contracts. In March 1998, the Company fixed the prices of all of its natural gas to be delivered under these contracts for the month of April 1998 and approximately one-third of the of natural gas to be delivered under these contracts for the months of May, June and July, 1998. The remainder of the Company's natural gas is sold on the spot market under short-term (30 day or less) contracts.

REGULATION

  GENERAL. The Company's oil and natural gas exploration, production, and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted by federal and state agencies or jurisdiction, the Company is unable to predict the future cost or impact of complying with such laws.

  EXPLORATION AND PRODUCTION. The Company's exploration and development operations are subject to various types of regulation at the federal, state, and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the plugging and abandoning of wells. The Company's operations are also subject to various conservation regulations and rules to protect the correlative rights of mineral interest owners. These include the regulation of the size of drilling and spacing units or proration units, the density of wells which may be drilled, and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of land and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Legislation in Oklahoma and regulatory action in Texas governs the methodology by which the regulatory agencies establish permissible monthly production allowables. This action has generated substantial controversy, especially at the federal level, and has been labeled as an attempt to reduce the total production of natural gas in order to increase natural gas prices. A recent attempt to enact a federal prohibition of these recent state proration rule initiatives was defeated, but various members of Congress and some federal regulators have declared an intent to monitor the states' actions very carefully. The Company cannot predict what effect possible change in prorationing regulations will have on its production and sales of natural gas.

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

  ENVIRONMENTAL PROTECTION AND OCCUPATIONAL SAFETY. The Company is subject to numerous federal, state and local laws and regulations governing the release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and natural gas production wastes as "hazardous wastes," which reclassification would make such wastes subject to much more stringent handling, disposal, and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost and effects of such compliance.

  The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons or companies may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Also, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substance released into the environment.

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

  Stricter standards in environmental legislation may be imposed in the oil and gas industry as the result of the reclassification of certain oil and natural gas exploration and production wastes as "hazardous oil and gas wastes," which could make the reclassified wastes subject to more stringent and costly handling, disposal and clean-up requirements. The impact of any such requirements, however, would not likely be any more burdensome to the Company than to any other similarly situated company involved in oil and natural gas exploration and production.

  The Resource Conservation and Recovery Act ("RCRA") and regulations promulgated thereunder govern the generation, storage, transfer and disposal of hazardous wastes. RCRA, however, excludes from the definition of hazardous wastes "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal energy." Because of this exclusion, many of the Company's operations are exempt from RCRA regulation. Nevertheless, the Company must comply with RCRA regulations for any of its operations that do not fall within the RCRA exclusion (such as painting activities or use of solvents).

  Because oil and natural gas exploration and production, and possibly other activities, have been conducted at some of the Company's properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, the Company has agreed to indemnify sellers of producing properties from whom the Company has acquired reserves against certain liabilities for environmental claims associated with such properties. While the Company does not believe that costs to be incurred by the Company for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

  Additionally, in the course of the Company's routine oil and natural gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, the Company incurs costs for waste handling and environmental compliance. Moreover, the Company is able to control directly the operations of only those wells for which it acts as the operator. Notwithstanding the Company's lack of control over wells owned by the Company but operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to the Company.

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

  Commencing in late 1985, the FERC issued a series of orders (Order No. 436, Order No. 500 and related orders) that significantly altered the transportation and marketing of natural gas. Among other things, these regulations (i) required interstate pipelines that elect to transport natural gas for others under self-implementing authority to provide transportation services to all shippers on a non-discriminatory basis, and (ii) permitted each exiting firm sales customer of any such pipeline to modify over at least a five-year period its existing purchase obligations. Although the regulations do not directly regulate natural gas producers such as the Company, the availability of non-discriminatory transportation services and the ability of pipeline customers to modify their existing purchase obligations under these regulations has greatly enhanced the ability of producers to market their natural gas directly to end users and local distribution companies. In this regard, access to markets through interstate pipelines is critical to the Company's marketing initiatives.

  In April 1992, the FERC issued its restructuring rule, known as Order No. 636 ("Order No. 636"), that has had a major impact on pipeline operations, services, and rates. The most significant provisions of Order No. 636: (i) required interstate pipelines to provide firm and interruptible transportation solely on an "unbundled" basis, separate from their sales service, and to convert each pipeline's bundled firm sales service into unbundled firm transportation service; (ii) provided for the issuance of blanket certificates to pipelines to provide unbundled sales service giving all utility customers a chance to purchase their firm supplies from non-pipeline merchants; (iii) required that pipelines provide firm and interruptible transportation service on a basis that is equal in quality for all natural gas supplies, whether purchased from the pipeline or elsewhere; (iv) required that pipelines provide a new, non-discriminatory "no-notice" transportation service that largely replicates the "bundled" sales service previously provided by pipelines; (v) established two new, generic programs for the reallocation of firm pipeline capacity; (vi) required that all pipelines offer access to their storage facilities on a firm and interruptible basis; (vii) provided for pregranted abandonment of pipeline sales agreements, interruptible and firm short-term (defined as one year or less) transportation agreements and conditional pregranted abandonment of firm long-term transportation service; (viii) modified transportation rate design by requiring that all fixed costs related to transportation be recovered through the reservation charge; and (ix) provided mechanisms for the recovery by pipelines of certain transition costs occurring from implementation of Order No. 636.

  The rules contained in Order No. 636, as amended by Order No. 636-A (issued in August 1992) and Order No. 636-B (issued in November 1992) (collectively, "Order No. 636"), are far-reaching and complex. In addition, Order No. 636 and individual orders in restructuring proceedings are currently subject to court challenges. While Order No. 636 does not directly regulate natural gas producers such as the Company, the FERC has stated that Order No. 636 is intended to foster increased competition within the gas industry.

OPERATIONAL HAZARDS AND INSURANCE

  The Company's operations are subject to all of the risks inherent in oil and natural gas exploration, drilling and production. These hazards can result in substantial losses to the Company due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, or suspension of operations. The Company maintains insurance of various types customary in the industry to cover its operations. The Company believes it is insured prudently against certain of these risks. In addition, the Company maintains operator's extra expense coverage that provides coverage for the care, custody and control of wells drilled by the Company. The Company's insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. The Company does, however, maintain levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges. However, 100% coverage is not maintained. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. The Company believes that it operates in compliance with government regulations and in accordance with safety standards which meet or exceed industry standards.

COMPETITION

  The oil and gas industry is intensely competitive in all of its phases, particularly with respect to the acquisition of desirable producing Oil and Natural Gas Leases and oil and natural gas companies with production. The Company, which is a small competitive factor in the industry, encounters strong competition from major oil companies, independent oil and natural gas concerns, and individual producers and operators, many of which have financial resources, staffs, facilities and experience substantially greater than those of the Company. Furthermore, in times of high drilling activity, exploration for and production of oil and natural gas may be affected by the availability of equipment, labor, supplies and by competition for drilling rigs. The Company cannot predict the effect these factors will have on its operations. The Company owns no drilling rigs, and it is anticipated that its drilling will be conducted by third parties. Furthermore, the oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial, and individual consumers.

OFFICE SPACE

  The Company leases approximately 28,467 square feet of office space in Dallas, Texas. The Company also leases a small amount of office space in Houston, Texas and Odessa, Texas for its business activities.

EMPLOYEES

  At March 23, 1998, the Company had 74 full-time employees. Of these employees, nine are field-related personnel. The Company does not have any collective bargaining agreements with employees and believes that relations with its employees are generally satisfactory.


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

  On August 31, 1995, in a matter involving the same property described above, R.E. Steakley and N.M. Steakley filed a lawsuit in the District Court of Harris County, Texas, against Amoco Production Company, Phillips Petroleum Company, the Company and others. The lawsuit alleges certain environmental claims and related tortuous and contractual claims and sought unspecified damages. On December 19, 1996, the court in Harris County, Texas, signed an order transferring the R.E. Steakley claim to the court in Ector County, Texas as a part of the Company's claim against R.E. Steakley. Subsequently, R.E. Steakley filed a Fourth Amended Original Answer and Original Counterclaims against the Company in Ector County District Court in which Mr. Steakley reasserts the claims filed in the Harris County Court action. The Company intends to vigorously defend against the suit and believes that it is operating the property in compliance with applicable environmental laws and regulations and, based on advice from legal counsel, believes that the ultimate resolution of the lawsuit will not have a material adverse effect on the Company's financial condition or results of operations when taken as a whole.

   The Company is not a defendant in any additional pending legal proceedings other than routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

MARKET INFORMATION

   The Company's Common Stock has traded on the Nasdaq National Market since September 1, 1995 under the symbol "NEGX". The following table sets forth for the periods indicated, the high and low closing sales prices for the Company's Common Stock, as reported on Nasdaq. The quotations represent prices between dealers in securities and may not include retail mark-up, mark-down, or commission and may not represent actual transactions.

                                 COMMON STOCK PRICE
                                 ------------------
                                 HIGH           LOW
                                 ----           ---
CALENDAR YEARS BY QUARTER
1997:
    First                        $4.56         $3.13
    Second                        3.69          2.88
    Third                         5.63          2.94
    Fourth                        6.56          3.44
1996:
    First                         3.50          2.63
    Second                        3.88          2.50
    Third                         4.56          3.06
    Fourth                        4.75          3.25

   On March 23, 1998, the latest practicable date for providing price information, the last sales price for the Company's Common Stock was $3.1563.

HOLDERS

   As of March 23, 1998, the Company had approximately 11,000 record holders of its shares of Common Stock, including several nominee holders for an undetermined number of beneficial owners.

DIVIDENDS ON COMMON STOCK

   The Company has not paid cash dividends on its Common Stock and does not expect to declare cash dividends in the foreseeable future. Furthermore, any future dividends on the Common Stock will be limited by the terms of the Preferred Stock, which prohibits cash dividends on Common Stock unless all accrued and unpaid dividends on the Preferred Stock have been paid, and the terms of the Company's credit facility with Bank One, Texas, N.A. ("Bank One") and Credit Lyonnais New York Branch ("Revised Credit Facility"), which does not permit dividends on the Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

    On August 21, 1997, the Company closed the offering of $65 million aggregate principal amount of its unregistered 10 3/4% Series C Senior Notes due 2006 (the "Series C Notes"). The Company sold these securities at a discount of 0.295% to Jefferies & Company, Inc. ("Jefferies") and Prudential Securities Incorporated ("Prudential") pursuant to a private offering exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and such securities were subsequently resold to institutional accredited investors pursuant to Rule 144A of the Act for approximately $66.5 million, yielding a premium to Jefferies and Prudential of $1.7 million. The net proceeds of the Series C Notes were used to repay approximately $23 million of borrowings under the Revised Credit Facility and to fund the Company's drilling program and to increase the Company's working capital.

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth selected historical financial and operating data with respect to the Company as of and for each of the five years in the period ended December 31, 1997. The Company acquired significant producing oil and natural gas properties during the periods presented which affects the comparability of the historical financial and operating data for the periods presented. The financial data was derived from the historical financial statements of the Company. This information is not necessarily indicative of the Company's future performance. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto of the Company included elsewhere herein.

                                                                         YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------
                                                    1993             1994           1995            1996             1997
                                                  ---------       ---------       ---------       ---------       ---------
                                                           (IN THOUSANDS, EXCEPT FOR RATIOS AND PER UNIT DATA)
STATEMENT OF OPERATIONS DATA:(1)
Oil and natural gas sales ..................      $   1,803       $   3,159       $   7,858       $  24,319       $  53,284
Well operator fees and other ...............            427             158             137             876           1,277
                                                  ---------       ---------       ---------       ---------       ---------
Total revenues .............................          2,230           3,317           7,995          25,195          54,561
Costs and expenses:
    Lease operating ........................            575           1,207           1,732           3,741           7,596
    Oil and natural gas production taxes ...            110             176             416           1,285           3,139
    Depreciation, depletion and
         amortization ......................            679           1,030           3,149           9,795          22,521
    Writedown of oil and natural gas
         properties(2) .....................             --              --              --          43,497          46,396
    General and administrative .............            994             985           1,772           3,034           5,669
                                                  ---------       ---------       ---------       ---------       ---------
    Total costs and expenses ...............          2,358           3,398           7,069          61,352          85,321
                                                  ---------       ---------       ---------       ---------       ---------
Operating income (loss) ....................           (128)            (81)            926         (36,157)        (30,760)
Interest expense ...........................           (188)           (517)         (1,032)         (4,213)        (11,895)
Other income (expenses) ....................             17             109             312             308           1,032
                                                  ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes and
    extraordinary item .....................           (299)           (489)            206         (40,062)        (41,623)
Income tax benefit .........................             --              --              --          14,504           7,285
                                                  ---------       ---------       ---------       ---------       ---------
Income (loss) before extraordinary item ....           (299)           (489)            206         (25,558)        (34,338)
Extraordinary loss .........................             --            (122)           (432)           (292)             --
                                                  ---------       ---------       ---------       ---------       ---------
Net loss ...................................      $    (299)      $    (611)      $    (226)      $ (25,850)      $ (34,338)
                                                  =========       =========       =========       =========       =========
Income (loss) per common share before
    extraordinary item .....................      $   (0.05)      $   (0.09)      $   (0.05)      $   (1.33)      $    (.94)
                                                  =========       =========       =========       =========       =========
Net loss per common share ..................      $   (0.05)      $   (0.10)      $   (0.09)      $   (1.34)      $    (.94)
                                                  =========       =========       =========       =========       =========

CASH FLOW DATA:
Net cash provided by operating activities ..      $     519       $     373       $   2,857       $  11,788       $  22,864
Net cash used in investing activities ......         (1,473)         (3,812)        (16,726)        (49,277)        (75,826)
Net cash provided by financing activities ..          2,647           5,871          17,352          45,595          64,734

OTHER FINANCIAL DATA:
EBITDA(3) ..................................      $     568       $   1,058       $   4,387       $  17,443       $  39,189
Ratio of EBITDA to interest expense ........           3.0x            2.0x            4.3x            4.1x            3.3x
Ratio of earnings to fixed charges (4) .....             --              --            1.2x              --              --

BALANCE SHEET DATA (AT PERIOD END):(1)
Cash and cash equivalents ..................      $     161       $   2,594       $   6,076       $  14,182       $  25,954
Working capital (deficit) ..................         (1,213)          3,561          (2,335)         (1,582)          8,387
Total assets ...............................         12,710          18,746          43,491         216,199         254,361
Long-term debt .............................          3,799           6,000          13,475         100,000         166,397
Stockholders' equity .......................          6,320          11,328          17,775          80,426          47,893


                                                                                 YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                           1993            1994            1995            1996            1997
                                                        ----------      ----------      ----------      ----------      ----------
OPERATING DATA:(1)
Production:
    Oil (Mbls) ...................................              49             116             283             522           1,110
    Natural gas (Mmcf) ...........................             483             621           1,753           5,681          13,146
    Natural gas equivalent (Mmcfe) ...............             776           1,315           3,454           8,811          19,807
Average sales price:
    Oil (per Bbl) ................................      $    16.46      $    16.01      $    17.22      $    21.70      $    19.17
    Natural gas (per Mcf) ........................            2.07            2.11            1.70            2.29            2.43
Unit economics (per Mcfe):
    Average sales price ..........................      $     2.32            2.40      $     2.28      $     2.75      $     2.69
    Lease operating expenses .....................             .74             .92             .50             .42             .38
    Oil and natural gas production taxes .........             .14             .13             .12             .15             .16
    Depreciation, depletion and amortization .....             .88             .70             .91            1.11            1.13
    General and administrative ...................            1.28             .75             .51             .34             .29

__________

(1) Reflects the revenues, results of operations, and production subsequent to the dates of acquisitions of various oil and natural gas properties that affect the comparability of the data presented. The Company acquired a 63.8% Working Interest in the GAU in December 1993 and an additional interest of 17% in the GAU during 1994. During 1995, the Company acquired interests in producing oil and natural gas properties in the Mustang Island area, the Oak Hill Field, and in Eddy County, New Mexico. In August 1996, the Company completed the Merger with Alexander. See Note 2 of Notes to Consolidated Financial Statements.

(2) The results of operations for the year ended December 31, 1996 include a writedown of oil and natural gas properties of approximately $43.5 million ($28.3 million net of deferred income taxes), in accordance with the full cost method of accounting, which resulted from the Merger. The results of operations for the year ended December 31, 1997, include a writedown of oil and natural gas properties of approximately $46.4 million ($37.5 million, net of deferred income taxes) in accordance with the full cost method of accounting. See Notes 2 and 9 of Notes to Consolidated Financial Statements.

(3) See the Glossary included elsewhere herein for the definition of EBITDA. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. The Company has included information concerning EBITDA because EBITDA is a measure used by certain investors in determining the Company's historical ability to service its indebtedness. However, this measure may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles as an indicator of the Company's operating performance or liquidity.

(4) For the purposes of calculating the ratio of earnings to, or deficiency of earnings over, fixed charges, earnings consist of income before extraordinary items and income taxes plus fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, the interest component of rent expense, and amortization of debt premium, discount and financing costs. The deficiency of earnings over fixed charges for the years ended December 31, 1993, 1994, 1996, and 1997, were approximately $0.3 million, $0.5 million, $40.0 million, and $44.2 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's Financial Statements and "Selected Historical Financial and Operating Data" and respective notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by management of the Company. Because of the size and scope of the Company's acquisitions during 1995 and 1996 and the relatively small scale of the Company's operations prior to 1996, the results of operations from period to period are not necessarily comparative.

OVERVIEW

  During 1995 and 1996, the Company acquired an estimated 27.0 Bcfe and 141.0 Bcfe in Proved Reserves, respectively (based on reserve estimates at the date of acquisition), including the Merger with Alexander in August 1996, whereby the Company acquired 102.1 Bcfe. See "Business and Properties - Acquisitions." As a result of the exploration and development of the Greater Bayou Sorrel Area, the efforts to increase production from the GAU and at the Company's properties in East Texas, and the Company's historical acquisitions, Proved Reserves totaled 169.1 Bcfe at December 31, 1997. See "Business and Properties
- Principal Areas of Operations."

  The Company's increased reserve base and production volumes, combined with more efficient operations, lowered lease operating expenses ("LOE") and general and administrative expenses ("G&A") all on a per unit of production basis during each of the three years in the period ended December 31, 1997.

  In the fourth quarter of 1996, the Company began an accelerated development and exploration program (the "Drilling Program") on its increased inventory of properties using the net proceeds from the Series A/B Notes (as defined below). During 1997, the Company spent approximately $85.6 million during 1997 related to the Drilling Program of which $54.5 million was for development drilling and $31.1 million was for exploratory drilling, including $5.3 million for seismic costs. An additional $2.1 million was spent for leasehold acreage. The Company's Drilling Program combined with its historical acquisitions have been the primary reasons for the increase in the Company's production.

RESULTS OF OPERATIONS

OVERVIEW OF PRODUCTION, SALES AND UNIT ECONOMICS

    The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and costs and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                         YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                  1995            1996            1997
                                               ----------      ----------      ----------
Net production:
 Oil (Mbbls) ............................             283             522           1,110
 Natural Gas (Mmcf) .....................           1,753           5,681          13,146
 Natural Gas Equivalent (Mmcfe) .........           3,454           8,811          19,807
Oil and natural gas sales (in thousands):
 Oil ....................................      $    4,880      $   11,320      $   21,276
 Natural gas ............................           2,978          12,999          32,009
                                               ----------      ----------      ----------
 Total ..................................      $    7,858      $   24,319      $   53,285
                                               ==========      ==========      ==========
Average sales price:
 Oil (per Bbl) ..........................      $    17.22      $    21.70      $    19.17
 Natural gas (per Mcf) ..................            1.70            2.29            2.43
Unit economics (per Mcfe):
 Average sales price ....................            2.28            2.75            2.69
 LOE ....................................             .50             .42             .38
 Oil and gas production taxes ...........             .12             .15             .16
 Depreciation, depletion and amortization             .91            1.11            1.13
 General and administrative .............             .51             .34             .29

YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996

   Revenues. Total revenues increased by $29.4 million (116.6%) to $54.6 million for 1997 from $25.2 million in 1996. The increase in revenues is due to the increase in production primarily from the results of the Drilling Program and the Merger with Alexander completed in August 1996. Also contributing to the increased production is the UMC Acquisition, the CA Acquisition, the Lake Boeuf Acquisition and the Bayou Sorrel Acquisition (collectively, the "1996 Acquisitions") completed during 1996. In 1997, the Company produced 1,110 Mbbls of oil, an increase of 112.6% over 522 Mbbls in 1996, and 13,146 Mmcf of natural gas, an increase of 131.4% over 5,681 Mmcf in the same period of 1996. See "Business and Properties - Principal Areas of Operation." Also contributing to the increase in revenues was the increase in average natural gas prices of $.14 per Mcf to $2.43 per Mcf for 1997 from $2.29 for 1996, offset by the decrease in average oil prices of $2.53 per barrel to $19.17 for 1997 from $21.70 for 1996.

  Costs and Expenses. Lease operating expenses increased $4.5 million (103.1%) to $7.6 million for 1997 from $3.7 million for 1996 primarily due to the increased production discussed above. Although total lease operating expenses increased, lease operating expenses per Mcfe decreased to $.38 for 1997 from $.42 for 1996.

  Production taxes increased $1.8 million (144.2%) to $3.1 million for 1997 compared to $1.3 million for 1996. This increase principally resulted from the increase in total oil and natural gas revenues discussed above and increased production in Louisiana, which has higher production tax rates than Texas, Oklahoma and Arkansas.

  Depreciation, depletion and amortization increased $12.7 million (130.2%) to $22.5 million for 1997 compared to $9.8 million for 1996. This increase is due to the increased production. The depletion rate per Mcfe was $1.13 for 1997 compared to $1.11 for 1996. This increase in the depletion rate was primarily due to the acquisition costs incurred in the Merger.

  At December 31, 1997, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, resulting in a non-cash writedown of the oil and natural gas properties of $46.4 million ($37.5 million net of deferred income taxes). This writedown resulted primarily from the decline in oil and natural gas prices in the fourth quarter of 1997, combined with the costs incurred on unsuccessful exploratory wells drilled during such period. In August, 1996, as a result of allocating the cost of the Merger with Alexander, under the purchase method of accounting, to the proved oil and natural gas properties acquired in connection with the Merger, the Company recognized a writedown of the oil and natural gas properties, net of related deferred income taxes of $28.3 million. See Note 2, and 9 of Notes to Financial Statements.

  General and administrative costs increased $2.7 million (86.8%) to $5.7 million compared to $3.0 million for 1996 although general and administrative costs per Mcfe decreased 14.7% to $.29 for 1997 from $.34 for 1996. This decrease per Mcfe is attributable to the increase in production, without a proportionate increase in costs to the Company.

  Other Income and Expenses. The increase of $7.7 million in interest expense to $11.9 million for 1997 from $4.2 million for 1996, was due to the issuance of the Notes, partially offset by $2.5 million of interest costs related to the Company's unproved oil and natural gas properties which was capitalized in 1997. The average balance of debt outstanding during 1997 was $133.4 million as compared to average debt outstanding of $41.4 million for 1996. The weighted average interest rate for 1997 was 10.34% compared to 8.64% for 1996.

  Net Loss. A net loss of $34.3 million was generated for 1997, compared with net loss of $25.8 million for 1996. The net losses for 1997 and 1996 included writedowns of oil and natural gas properties of $37.5 million and $28.3 million, respectively, net of deferred taxes. Excluding these charges, income increased $.8 million in 1997 compared with 1996 as the increase in 1997 operating income more than offset the increase in interest expense.

YEAR ENDED DECEMBER 31, 1996, COMPARED WITH YEAR ENDED DECEMBER 31, 1995

  Revenues. Total revenues increased by $17.2 million (215.1%) to $25.9 million for 1996 from $8.0 million in 1995. The increase in revenues is due to the increase in production from the Merger with Alexander completed in the third quarter of 1996, the continued development of the GAU, the full year inclusion in 1996 of the 1995 acquisitions of Mustang Island, Oak Hill, and the Enron Properties (collectively, the "1995 Acquisitions") and the 1996 Acquisitions. In

1996, the Company produced 522 Mbbls of oil, an increase of 84.1% over 283 Mbbls in 1995, and 5,681 Mmcf of natural gas, an increase of 224.1% over 1,753 Mmcf in 1995.

  Also contributing to the increase in revenues was the increase in average oil prices of $4.48 per barrel to $21.70 for 1996 from $17.22 for 1995, and the increase in average natural gas prices of $.59 per Mcf to $2.29 per Mcf for 1996 from $1.70 for 1995.

  Costs and Expenses. Total costs and expenses, excluding the writedown described below, increased $10.8 million (152.6%) to $17.9 million for 1996 from $7.1 million for 1995. Lease operating expenses and production taxes increased $2.9 million (138.1%) to $5.0 million for 1996 from $2.1 million for 1995 primarily due to the development of the GAU, the 1995 Acquisitions, the 1996 Acquisitions and the Merger. Lease operating expenses per Mcfe decreased by $.08 to $.42 per Mcfe for 1996 from $.50 per Mcfe for 1995. This decrease is a result of the lower operating costs of the acquired properties combined with reductions in costs at the GAU obtained through economies of scale resulting from the additional wells drilled during 1995 and 1996.

  Depreciation, depletion and amortization increased $6.6 million (211.0%) to $9.8 million for 1996 compared to $3.1 million for 1995. This increase is due to the increased production from the GAU, the 1995 Acquisitions, the 1996 Acquisitions, and the Merger. The depletion rate per Mcfe was $1.11 for 1996 compared to $0.91 for 1995. This increase in the depletion rate is primarily due to downward revisions in estimated Proved Reserves at December 31, 1995, and the acquisition costs associated with the Merger with Alexander.

  In August, 1996, as a result of allocating the cost of the Merger with Alexander, under the purchase method of accounting, to the proved oil and natural gas properties acquired in connection with the Merger, the Company recognized a writedown of its oil and natural gas properties, net of related deferred income taxes of $28.3 million. See Note 2 of Notes to Financial Statements.

  Although general and administrative costs increased $1.2 million to $3.0 million for 1996, general and administrative costs per Mcfe decreased to $0.34 (33.3%) for 1996 from $0.51 for 1995. This decrease is attributable to the increase in production from the GAU, the 1995 and 1996 Acquisitions, and to a lesser extent, the Merger, without a proportionate increase in the general and administrative costs to the Company.

  Other Income and Expenses. The increase of $3.2 million (320.0%) in interest expense to $4.2 million for 1996 from $1.0 million for 1995, was due to the increase in the amount of outstanding debt as a result of borrowings under a prior credit facility and the Revised Credit Facility to fund the 1996 Acquisitions and the Merger during 1996, and was partially offset by the decline in weighted average interest rates. Also contributing to the increase was the issuance of the Series A/B Notes. The average debt outstanding for 1996 was $41.4 million, including the Series A/B Notes, as compared to $10.6 million for 1995. The weighted average interest rate for 1996 was 8.64% compared to 9.66% for 1995.

  Net Loss. A net loss of $25.8 million was generated for 1996, compared with a net loss of $0.2 million for 1995. The loss for 1995 includes an extraordinary charge resulting from the write-off of unamortized loan costs attributable to a prior credit facility which was paid off out of proceeds from the Revised Credit Facility. The net loss for 1996 includes a net non-cash writedown of $28.3 million to the Company's oil and natural gas properties, partially offset by the increased operating income generated by the Merger with Alexander, the GAU, the 1995 Acquisitions, the 1996 Acquisitions, and the Merger. Also included in the net loss was a loss on sale of marketable securities of $0.1 million for 1996 as compared to a gain of $0.2 million for 1995.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996

  Net cash provided by operating activities was $22.9 million for the year ended December 31, 1997, compared to $11.8 million for the same period in 1996. The increase in cash flow from operating activities is primarily due to the increase in income from operations before non-cash charges.

  Net cash used by investing activities was $75.8 million for 1997 compared with $49.3 million for 1996. The cash used by investing activities for 1997 included $77.9 million for exploration and development expenditures pursuant to the Company's Drilling Program, including acquisitions of leasehold interests and seismic costs. In December 1997, the Company sold its interests in 274 nonstrategic wells for approximately $5.4 million.

  Net cash provided by financing activities was $64.7 million for 1997 compared with $45.6 million for the same period in 1996. The net cash provided by financing activities during 1997 consisted primarily of proceeds from the issuance of the Series C Notes. In 1996, cash provided by financing activities consisted primarily of proceeds from the issuance of the Series A Notes and proceeds from the issuance of preferred stock, partially offset by repayments of long-term debt.

  The Company's working capital surplus at December 31, 1997, was $8.4 million compared to a working capital deficit at December 31, 1996, of $1.6 million. The increase in working capital was due primarily to the issuance of the Series C Notes, partially offset by the expenditures of cash for oil and gas exploration, acquisition, and development activities.

YEAR ENDED DECEMBER 31, 1996, COMPARED WITH YEAR ENDED DECEMBER 31, 1995

  Net cash provided by operating activities was $11.8 million for the year ended December 31, 1996, compared to $2.9 million for the same period in 1995. The increase in cash flow from operating activities is primarily due to the significant increase in income from operations before depreciation, depletion and amortization resulting from the 1995 Acquisitions, the 1996 Acquisitions, and the Merger discussed above.

  Net cash used in investing activities was $49.3 million for 1996 compared with $16.7 million for 1995. This increase was principally due to increased expenditures for oil and natural gas property acquisitions, the 1996 Acquisitions, the Merger, and exploration and development costs.

  Net cash provided by financing activities was $45.6 million for 1996 compared with $17.4 million for 1995. The cash provided by financing activities during 1996 primarily consisted of borrowings under credit facilities of $69.0 million, net proceeds from issuance of the Series A/B Notes of $96.1 million, and proceeds from the issuance of the Series D Preferred Stock and the Series E Preferred Stock for an aggregate of $15.0 million, partially offset by repayments of borrowings under various credit facilities and debt assumed in the Merger aggregating $141.5 million. Borrowings under credit facilities in 1995 were used to fund acquisitions, development of the GAU, and working capital.

  The Company's working capital deficit at December 31, 1996, was $1.6 million compared to a deficit at December 31, 1995, of $2.3 million. The improvement was due primarily to refinancing of borrowings under a credit facility.

FUTURE CAPITAL REQUIREMENTS

  The Company has made, and will continue to make, substantial capital expenditures for the exploration, acquisition, development, and exploitation of oil and natural gas reserves. The Company has currently budgeted approximately $70 million for capital expenditures related to its oil and gas properties in 1998, of which approximately $20 million would be for exploration projects, approximately $45 million would be for development and exploitation activities, and approximately $5 million would be for leasehold acreage and seismic costs. Actual amounts to be expended by the Company for these activities will be dependent upon a number of factors, including oil and natural gas prices, seismic and contract service costs, availability of drilling rigs, future drilling results, and the availability of capital. The Company is not contractually committed to expend the budgeted funds. In addition, because of the decline in crude oil prices during the first quarter of 1998, the Company is currently re-evaluating its 1998 capital budget.

  The Company currently expects that available working capital, cash flows from operations, and available borrowings under the Revised Credit Facility will be sufficient to fund planned capital expenditures for its existing properties through 1998 in addition to funding interest requirements on the Notes. However, the Company would need to raise additional capital to fund any acquisitions.

  For the periods following 1998, the Company may seek additional capital, if required, from traditional reserve base borrowings, equity, and debt offerings or joint ventures to further develop and explore its properties and to acquire additional properties. There is no assurance that the Company will be able to access additional capital or that, if available, it will be at prices or on terms acceptable to the Company.

  Should the Company be unable to access the capital markets or should sufficient capital not be available, the development and exploration of the Company's properties could be delayed or reduced and, accordingly, oil and natural gas revenues and operating results may be adversely affected.

10 3/4%  SENIOR NOTES DUE 2006

  In November 1996, the Company issued $100 million aggregate principal amount of unregistered 10 3/4% Series A Notes due 2006. The net proceeds of the Series A Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under the predecessor to the Revised Credit Facility and to increase the Company's working capital. In 1997, the Series A Notes were exchanged for the registered 10 3/4% Series B Notes due 2006 which are substantially identical to the Series A Notes. Collectively, the Series A Notes and Series B Notes are referred to as the "Series A/B Notes." In August 1997, the Company issued $65.0 million aggregate principal amount of its unregistered 10 3/4% Series C Notes. The net proceeds of the Series C Notes of approximately $64.8 million were used to repay approximately $23.0 million of borrowings under the Revised Credit Facility, to fund the Drilling Program, and to increase the Company's working capital. In December 1997, the Company exchanged substantially all of the Series A/B Notes and the Series C Notes for registered 10 3/4% Series D Notes due 2006. The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Collectively, the Series A/B Notes, the Series C Notes, and the Series D Notes are referred to as the "Notes." The Notes bear interest at 10 3/4% per annum, payable semi-annually on May 1 and November 1. The Notes mature November 1, 2006, but may be redeemed after November 1, 2001, at the Company's option. The Indentures governing the Notes contain certain covenants, including, but not limited to covenants restricting the ability of the Company and its Restricted Subsidiaries' (as defined), to incur additional indebtedness. See Note 4 of Notes to Consolidated Financial Statements.

CREDIT FACILITIES

  On August 29, 1996, in connection with the Merger with Alexander, the Company entered into a credit facility (as amended, the " Credit Facility") with Bank One, as Bank and Administrative Agent, and Credit Lyonnais New York Branch, as Bank and Syndication Agent (collectively, the "Banks"). The Credit Facility initially consisted of a $100.0 million reducing revolving line of credit, with an initial borrowing base of $60.0 million and a $5.0 million term loan. Interest under the reducing line of credit was payable monthly at the Bank One base rate. The proceeds from the Credit Facility were used to repay borrowings under a prior credit facility and the existing indebtedness of Alexander, resulting in an extraordinary charge of $292,372 or $.01 per common share in 1996.

  On November 1, 1996, the Company repaid the outstanding borrowings under the Credit Facility with a portion of proceeds from the issuance of $100.0 million principal amount of Series A/B Notes. See Note 4 of Notes to Consolidated Financial Statements.

  In connection with the issuance of the Series A Notes, the Company revised the Credit Facility (the "Revised Credit Facility"). The Revised Credit Facility, as amended, currently provides for a borrowing base of $40.0 million. The borrowing base will be redetermined at least semiannually and may require mandated monthly principal reductions by an amount determined by the Banks from time to time. The principal amount of any borrowings is due at maturity, August 29, 2000. Interest is payable monthly and is calculated at the Bank One base rate, as determined from time to time by Bank One (which increases by .25% if the outstanding loan balance is greater than 75% of the borrowing base). The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Revised Credit Facility. The EuroDollar Rate increases by (i) 2.25% if the outstanding loan balance is greater that 75% of the borrowing base, (ii) 2.0% if the outstanding loan balance is greater than 50% but less than 75% of the borrowing base or (iii) 1.75% if the outstanding loan amount is less than 50% of the borrowing base. At December 31, 1997, the Company had no indebtedness under the Revised Credit Facility.

  The Company paid a facility fee equal to .75% of the initial borrowing base under the Revised Credit Facility and is required to pay a commitment fee on the unused portion of the borrowing base equal to 1% per annum.

  The Company has granted liens to the Banks on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and natural gas properties. The Revised Credit Facility requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth.

  The Revised Credit Facility contains other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as a result of the payment thereof. In addition, if the Company is required to purchase or redeem any portion of the Notes, or if any portion of the Notes become due, the borrowing base is subject to reduction. At December 31, 1997, the Company was not in violation of any covenants of the Revised Credit Facility. See Note 3 of Notes to Consolidated Financial Statements.

PREFERRED STOCK

  In June 1994, the Company consummated the sale of $5.0 million of the Series B Preferred Stock. Fifty thousand shares of the Series B Preferred Stock were sold by the Company at $100 per share. The Series B Preferred Stock is convertible into shares of the Common Stock at a conversion price of $1.625 per share. In October 1997, 13,813 shares of the Series B Preferred Stock were converted into Common Stock, leaving 38,687 shares of the Series B Preferred Stock outstanding.

  In June 1995, the Company consummated the sale of $4.0 million of the Series C Preferred Stock. Forty thousand shares of the Series C Preferred Stock were sold by the Company at $100 per share. The Series C Preferred Stock is convertible into shares of the Common Stock at a conversion rate of $2.00 per share. The Series B Preferred Stock and Series C Preferred Stock require that dividends be paid on the Series B Preferred Stock and Series C Preferred Stock before any dividends are paid on the Common Stock. In October 1997, 17,000 shares of the Series C Preferred Stock were converted into Common Stock, leaving 23,000 shares of the Series C Preferred Stock outstanding.

  In August 1996, the Company completed the sale of 100,000 shares of the Series D Preferred Stock for $10.0 million and 50,000 shares of the Series E Preferred Stock for $5.0 million. The Series D Preferred Stock and Series E Preferred Stock are convertible into shares of the Common Stock at a conversion price of $2.25 per share. In conjunction therewith, the Company agreed to extend the date at which it may first redeem the Series B Preferred Stock and Series C Preferred Stock from June 14, 1997 to June 14, 1999. In October 1997, 40,500 shares of the Series E Preferred Stock were converted into Common Stock, leaving 9,500 shares of the Series E Preferred Stock outstanding.

  See Note 6 of Notes to Consolidated Financial Statements.

FINANCIAL REPORTING IMPACT OF FULL COST METHOD OF ACCOUNTING

  The Company follows the full cost method of accounting for oil and natural gas properties. Under such method, the net book value of such properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for charges which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. As a result of allocating additional cost, under the purchase method of accounting, to the oil and natural gas properties in connection with the Merger, the Company recognized a non-cash writedown of its oil and natural gas properties of approximately $28.3 million, net of deferred taxes. The amount of the actual writedown was charged to expense in the third quarter of 1996, the period in which the Merger was consummated. At December 31, 1997, the net book value of the Company's oil and natural gas properties exceeded the ceiling based on the weighted average prices of crude oil and natural gas received by the Company resulting in a writedown of non-cash $37.5 million, net of deferred taxes. The Company currently anticipates recording additional writedowns during 1998 if the prices for oil and natural gas prices do not increase from their present levels. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

RECENT ACCOUNTING PRONOUNCEMENTS

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128") which replaced previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share data is computed by dividing income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Shares issuable upon exercise of options and warrants are included in the computation of diluted earnings per common and common equivalent share to the extent that they are dilutive. Diluted earnings per share computations also assume the conversion of the Company's preferred stock (Note 5) if such conversion has a dilutive effect. For the years ended December 31, 1995, 1996, and 1997, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, both basic and diluted loss per share calculations for such periods are based on the weighted average number of common shares outstanding during each year. SFAS 128 has been applied in the computation of the loss per share data for all periods presented. However, adoption of SFAS 128 had no effect on per share amounts previously reported for years prior to 1997.

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

  While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging has been accomplished pursuant to swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities is managed by requiring minimum credit standards for counter parties, periodic settlements, and market to market valuations. The Company has not been required to provide collateral relating to hedging activities. At December 31, 1997, the Company had no hedging or basis swap agreements outstanding. During the years ended December 31, 1996 and 1997, the Company recognized a net gain of $20,315 and $0, respectively, related to hedging transactions.

  At December 31, 1997, the Company had entered into forward sales contracts with three purchasers covering the future production of natural gas. Deliveries under these contracts are priced based on NYMEX prices less a differential whereby the Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at that time. The Company pays the cost of transportation of the natural gas to the delivery point specified in the contracts. In March, 1998, the Company fixed the prices of all of its natural gas to be delivered under these contracts for the month of April 1998 and approximately one-third of the natural gas to be delivered under these contracts for the months of May, June and July, 1998. See Note 8 of Notes to Consolidated Financial Statements.

  Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three years ended December 31, 1997.

YEAR 2000

  The Company has reviewed its computer systems in order to evaluate necessary modifications for the year 2000 and expects that it will not incur material expenditures to complete any such modifications.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Financial Statements of the Company required by this Item 8 are included as part of Item 14(a)(1) hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
    ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item 10 is set forth in the sections entitled "Proposal 1 - Director Election Proposal", "Management" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this Item 11 is set forth in the section entitled, "Management" in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item 13 is set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report.

  1.   Financial Statements: See Index to Financial Statements and Financial Statement Schedules on page
       F-1 of this report.

  2.   Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedules on page
       F-1 of this report.

  3.   Exhibits: The following documents are filed as exhibits to this report:

  2.1  Agreement and Plan of Merger, dated June 6, 1996, among the Company, NEG-OK, Inc. ("NEG OK"), and Alexander
       Energy Corporation ("Alexander") (1)

  2.2  First Amendment to Agreement and Plan of Merger, dated as of June 20, 1996, among the Company, NEG-OK and
       Alexander (2)

  2.3  Mutual Waiver Agreement dated as of August 29, 1996 by and among the Company, NEG-OK and
       Alexander (3)

  3.1  Certificate of Incorporation of the Company, which includes the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 20, 1990 (4), the Certificate of Elimination of
       the Redeemable Convertible Preferred Stock, Series A of the Company, filed with the office of the Secretary of State of the State of Delaware on June 2, 1994 (3), the Certificate of Amendment of Certificate of
       Incorporation of the Company, filed with the office of the Secretary of State of the State of Delaware on
       August 29, 1996 (3) , the Certificate of Designations of the Company of 10% Cumulative Convertible
       Preferred Stock, Series B (5), the Certificate of Designations of the Company of 10 1/2% Cumulative
       Convertible Preferred Stock, Series C (6), the Certificate of Designations of the Company of Convertible
       Preferred Stock, Series D (3), and the Certificate of Designations of the Company of Convertible  Preferred
       Stock, Series E (3)

  3.2  By-laws of the Company (4)

  4.1  Certificate of Designations of the Company of 10% Cumulative  Convertible Preferred Stock, Series B (5)

  4.2  Certificate of Designations of the Company of 10 1/2% Cumulative Convertible Preferred Stock, Series C (6)

  4.3  Certificate of Designations of the Company of Convertible Preferred Stock, Series D (3)

  4.4  Certificate of Designations of the Company of Convertible Preferred Stock, Series E (3)

  4.5  Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the
       "Guarantor"), formerly NEG-OK, and Bank One, Columbus, N.A. (7)

  4.6  Indenture dated August 21, 1997, among the Company and Bank One, N.A. (15)

 10.1  Crude Oil Purchase Contract, dated November 30, 1992, between the Company and Plains Liquids
       Transport Inc. (8)

 10.2  Amendment to Crude Oil Purchase Contract, dated November 17, 1993, between the Company and Plains Liquids
       Transport, Inc. (5)


 10.3   Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and
        Transportation Inc. and the predecessor contract, the Crude Oil Purchase Contract, dated November 12,
        1991, between Sunnybrook Transmission, Inc. and TriSearch Inc. (8)

 10.4   Stock  Purchase  Agreement, dated as of June 2, 1994, among the  Company, Arbco Associates L.P., Offense
        Group  Associates  L.P., Kayne, Anderson Nontraditional Investments L.P., and Opportunity Associates L.P.
        (5)

 10.5   Purchase and Sale Agreement, dated as of March 29, 1995, between the Company and Enron Oil and Gas Company
        (8)

 10.6   Agreement for Purchase and Sale (Oak Hill), dated April 12, 1995, between the Company and Sierra 1994 I
        Limited Partnership (6)

 10.7   Agreement for Purchase and Sale (Mustang Island), dated April 20, 1995, between the Company and Sierra
        Mineral Development, L.C. (6)

 10.8   Stock Purchase Agreement, dated as of June 14, 1995, among the Company, Arbco Associates L.P., Offense
        Group Associates L.P.,  Kayne, Anderson Nontraditional Investments L.P., and Opportunity Associates L.P.
        (6)

 10.9   Executive Employment Agreement, dated January 1, 1996, between the Company and Miles D. Bender (9)

 10.10  Executive Employment Agreement, dated January 1, 1996, between the Company  and Melissa Rutledge (9)

 10.11  Executive Employment Agreement, dated January 1, 1996, between the Company and William T. Jones (9)

 10.12  Executive Employment  Agreement, dated June 6, 1996, between the Company and Jim L. David (1)

 10.13  Executive Employment Agreement dated March 20, 1997, between the Company and Philip D. Devlin  (10)

 10.14  Executive Employment Agreement, dated March 20, 1997, between the Company and Gene W. Anderson (10)

 10.15  Executive Employment Agreement, dated January 29, 1998, between the Company and Fred R. Miller (16)

 10.16  Separation Agreement between the Company and R. Thomas Fetters, Jr. dated July 3, 1997 (16)

 10.17  Compromise and Settlement Agreement between the Company and R. Thomas Fetters, Jr. dated November 18, 1997
        (16)

 10.18  Separation Agreement between the Company and Robert A. Imel dated October 31, 1997 (16)

 10.19  National Energy Group, Inc. 1996 Incentive Compensation Plan (11)

 10.20  National Energy Group, Inc. Employee Stock Purchase Plan (12)

 10.21  Prudential Securities Incorporated Warrant to Purchase 100,000 Shares of the Company's Common Stock (3)

 10.22  Gaines Berland, Inc. Warrant to Purchase 300,000 Shares of the Company's Common Stock dated August 29 1996
        (3)

 10.23  Gaines Berland, Inc. Warrant to Purchase 700,000 Shares of the Company's Common Stock dated
        August 29, 1996 (3)

 10.24  Warrant Purchase Agreement among Alexander, Hanifen, Imhoff Inc. and The Principal/Eppler, Guerin &
        Turner, Inc. (14)


 10.25  Agreement  dated January 1, 1996  between the Company and Sandefer Oil & Gas, Inc. (1)

 10.26  Consulting Agreement dated January 1, 1996 between Sandefer Oil & Gas, Inc. and Potosky Oil & Gas, Inc.
        and Atocha Exploration, Inc. (1)

 10.27  Memorandum of Amendment dated March 27, 1997 amending (I) Agreement dated January 1, 1996 between the
        Company and Sandefer Oil & Gas, Inc. and (ii) Consulting Agreement dated January 1, 1996 between Sandefer
        Oil & Gas, Inc. and Potosky Oil & Gas, Inc. and Atocha Exploration, Inc. (16)

 10.28  First Amendment dated April 15, 1997 to (I) Agreement dated January 1, 1996 between the Company and
        Sandefer Oil & Gas, Inc. and (ii) Consulting Agreement dated January 1, 1996 between Sandefer Oil & Gas,
        Inc. and Potosky Oil & Gas, Inc. and Atocha Exploration, Inc. (16)

 10.29  Stock Purchase Agreement dated August 7, 1996 between the Company and High River Limited Partnership (2)

 10.30  High River Limited Partnership Warrant to purchase 700,000 Shares of Common Stock, dated
        August 29, 1996 (3)

 10.31  Stock Purchase Agreement dated as of August 26, 1996, between the Company and Foremost Insurance Company,
        Arbco Associates, L.P., Kayne, Anderson Nontraditional Investments L.P., Offense
        Group Associates, L.P., Topa Insurance Company and Kayne, Anderson Offshore Limited (the  "Series E
        Investors") (3)

 10.32  Form of Series E Investors' Warrants to purchase an aggregate 350,000 Shares of Common Stock, dated August
        29, 1996 (3)

 10.33  Agreement dated as of August 29, 1996 by and between the Company and Prudential Securities Incorporated
        (3)

 10.34  Gascon Partners Warrant to Purchase 300,000 shares of the Company's Common Stock (13)

 10.35  Letter Agreement dated as of July 11, 1997 between the Company and Carl C. Icahn regarding Prospect
        Participation (13)

 10.36  Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit
        Lyonnais") and the Company, NEG-OK and Boomer Marketing Corporation ("Boomer") (3)

 10.37  $50,000,000 Revolving Note dated August 29, 1996 payable to Bank One (3)

 10.38  $50,000,000 Revolving Note dated August 29, 1996 payable to Credit Lyonnais (3)

 10.39  $2,500,000 Term Note dated August 29, 1996 payable to Bank One (3)

 10.40  $2,500,000 Term Note dated August 29, 1996 payable to Credit Lyonnais (3)

 10.41  Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One (3)

 10.42  Unlimited  Guaranty of NEG-OK,  dated  August 29,  1996 for the benefit of Credit Lyonnais (3)

 10.43  Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One (3)

 10.44  Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais (3)

 10.45  Form of Deeds of Trust, Mortgages, Security  Agreements, Assignments of Production and Financing
        Statements covering oil and gas properties of the Company and NEG-OK, dated August 29, 1996 (3)

 10.46  First Amendment to Restated Loan Agreement  dated October 31, 1996 among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer  (9)

 10.47  Second Amendment to Restated Loan Agreement dated October 31, 1996, among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer (10)

 10.48  Third Amendment to Restated Loan Agreement dated October 31, 1996, among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer (10)

 10.49  Fourth Amendment to Restated Loan Agreement dated October 31, 1996, among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer (16)

 10.50  Purchase Agreement dated  October 29, 1996, by and among the  Company, Guarantor and Bear, Stearns & Co.
        Inc., Smith Barney Inc. and Jefferies & Company, Inc. (the "Initial Purchasers") (9)

 10.51  Executive Employment Agreement, dated August 25, 1997, between the Company and C. Dewayne Cravens (16)

 12.1   Computation of Ratio of  Earnings to Fixed Charges (16)

 23.1   Consent of Ernst & Young LLP, Independent Auditors (16)

 24.1   Power of Attorney (included in signature pages to this Form 10-K) (16)

 27.1   Financial Data Schedule (16)

---------------

    (1) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-9045), dated July 29, 1996.

    (2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333- 9045), dated August 7, 1996.

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

    (5) Incorporated by reference to the Company's Current Report on Form 8-K, dated June 17, 1994.

    (6) Incorporated by reference to the Company's Current Report on Form 8-K, dated July 17, 1995.

    (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

    (8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

    (9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

    (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

    (11) Incorporated by reference to the Company's Schedule 14A filed April 25, 1997.

    (12) Incorporated by reference to the Company's Form S-8 filed December 23, 1997.

    (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

    (14) Incorporated by reference to Alexander's Amendment No. 1 to Registration Statement (No. 33-57142), dated February 26, 1993.

    (15) Incorporated by reference to the Company's Form S-4 (No. 333-38075), filed October 16, 1997.

    (16)     Filed herewith.

                                    GLOSSARY

  Wherever used herein, the following terms shall have the meaning specified.

  Bbl -- One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

  Bcf -- One billion cubic feet.

  Bcfe -- One billion cubic feet of Natural Gas Equivalent.

  Behind the Pipe -- Hydrocarbons in a potentially producing horizon penetrated by a well bore the production of which has been postponed pending the production of hydrocarbons from another formation penetrated by the well bore. The hydrocarbons are classified as proved but non-producing reserves.

  Developed Acreage -- Acres which are allocated or assignable to producing wells or wells capable of production.

  Development Well -- A well drilled within the proved area of an oil and natural gas reservoir to the depth of stratigraphic horizon known to be productive.

  Dry Well -- A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

  EBITDA -- Earnings (including interest income and excluding discontinued operations, extraordinary items, charges resulting from changes in accounting and significant nonrecurring revenues and expenses) before interest expense, income taxes, depletion, depreciation and amortization, and the provision for impairment of oil and natural gas properties. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. EBITDA information has been included in this document because EBITDA is a measure used by certain investors in determining historical ability to service indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles as an indicator of operating performance or liquidity.

  Exploratory Well -- A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

  Gross Acres or Gross Wells -- The total acres or wells, as the case may be, in which a Working Interest is owned.

  Infill Well -- A well drilled between known producing wells.

  Mbbl -- One thousand Bbl.

  Mcf -- One thousand cubic feet.

  Mcfe -- One thousand cubic feet of Natural Gas Equivalent.

  Mmcf -- One million cubic feet.

  Mmcfe -- One million cubic feet of Natural Gas Equivalent.

  Natural Gas Equivalent -- The ratio of one Bbl of crude oil to six Mcf of natural gas.

  Net Acres or Net Wells -- The sum of the fractional Working Interests owned in Gross Acres or Gross Wells.

  NYMEX -- New York Mercantile Exchange.

  Oil and Natural Gas Lease -- An instrument by which a mineral fee owner grants to a lessee the right for a specific period of time to explore for oil and natural gas underlying the lands covered by the lease and the right to produce any oil and natural gas so discovered generally for so long as there is production in economic quantities from such lands.

  OPEC -- Organization of Petroleum Exporting Countries.

  Overriding Royalty Interest -- A fractional undivided interest in an oil and natural gas property entitling the owner of a share of oil and natural gas production, in addition to the usual royalty paid to the owner, free of costs of production.

  PDNP -- Proved developed, nonproducing, or Behind the Pipe reserves.

  Productive Well -- A well that is producing oil or natural gas or that is capable of production.

  Proved Developed Producing Reserves -- Proved reserves that can be expected to be recovered from currently producing zones under the continuation of present operating methods.

  Proved Developed Reserves -- Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

  Proved Reserves -- The estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

  Proved Undeveloped Reserves -- Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion.

  PUD -- See Proved Undeveloped Reserves.

  PV 10% -- The discounted future net cash flows for Proved Reserves of oil and natural gas computed on the same basis as the Standardized Measure, but without deducting income taxes, which is not in accordance with generally accepted accounting principles. PV 10% is an important financial measure for evaluating the relative significance of oil and natural gas properties and acquisitions, but should not be construed as an alternative to the Standardized Measure (as determined in accordance with generally accepted accounting principles).

  Revenue Interest -- The interest in a lease or well that receives a proportionate share of all revenues from that lease or well as identified in the division order.

  Royalty Interest -- An interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

  Secondary Recovery -- A method of oil and natural gas extraction in which energy sources extrinsic to the reservoir are utilized.

  Standardized Measure -- The estimated future net cash flows from Proved Reserves of oil and natural gas computed using prices and costs, at the date indicated, after income taxes and discounted at 10%.

  Undeveloped Acreage -- Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains Proved Reserves.

  Working Interest -- The operating interest which gives the owner the right to participate in the drilling, producing, and conducting operating activities on the property and a share of all costs of exploration, development, and operations and all risks in connection therewith.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             National Energy Group, Inc.

                              By:      /s/ Miles D. Bender        March 27, 1998
                                  ----------------------------
                                         Miles D. Bender
                                  President and Chief Executive
                                            Officer

                              By:      /s/ Fred R. Miller         March 27, 1998
                                  ----------------------------
                                        Fred R. Miller
                                  Senior Vice President, Finance
                                      and Administration,
                                   and Chief Financial Officer

                              By:    /s/ Melissa H. Rutledge      March 27, 1998
                                  ----------------------------
                                     Melissa H. Rutledge
                                   Vice President, Controller,
                                  and Chief Accounting Officer


                        POWER OF ATTORNEY AND SIGNATURES

    The undersigned directors and officers of National Energy Group, Inc. hereby constitute and appoint Miles D. Bender with full power to act and with full power of substitution and resubstitution, our true and lawful attorney-in-fact with full power to execute in our name and on our behalf in the capacities indicated below any and all amendments to this Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith with the Commission, and hereby ratify and confirm all that such attorney-in-fact, which he or his substitute shall lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on March 27, 1998.


       /s/ Bob G. Alexander                  Director
------------------------------------
        Bob G. Alexander


       /s/ Miles D. Bender                   President, Chief Executive
------------------------------------         Officer, and Director
         Miles D. Bender


        /s/ Jim L. David                     Vice President, Exploration
------------------------------------         and Director
           Jim L. David


       /s/ Robert H. Kite                    Director
------------------------------------
         Robert H. Kite


   /s/ George B. McCullough                  Chairman of the Board and
------------------------------------         Director
     George B. McCullough

        /s/ George N. McDonald               Director
------------------------------------
            George N. McDonald


        /s/ Norman C. Miller                 Chairman, Executive
------------------------------------         Committee and Director
             Norman C. Miller


        /s/ Robert J. Mitchell               Director
------------------------------------
             Robert J. Mitchell


       /s/ Elwood W. Schafer                 Director
------------------------------------
            Elwood W. Schafer


        /s/ Robert V. Sinnott                Director
------------------------------------
            Robert V. Sinnott

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Auditors                                                                     F-2
Consolidated Balance Sheets as of December 31, 1996, and 1997                                      F-3
Consolidated Statements of Operations for the years ended
    December 31, 1995, 1996, and 1997                                                              F-4
Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1996, and 1997                                                              F-5
Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1995, 1996, and 1997                                                              F-6
Notes to Consolidated Financial Statements                                                         F-8

FINANCIAL STATEMENT SCHEDULES

  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National Energy Group, Inc.

  We have audited the accompanying consolidated balance sheets of National Energy Group, Inc., as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Energy Group, Inc., at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                       ERNST & YOUNG LLP




Dallas, Texas
March 13, 1998

                          NATIONAL ENERGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                DECEMBER 31
                                                                      ---------------------------------
                                                                          1996                1997
                                                                      -------------       -------------
Current assets:
    Cash and cash equivalents ..................................      $  14,182,246       $  25,954,479
    Marketable securities ......................................                 --             486,750
    Accounts receivable - oil and natural gas sales ............          6,812,358          10,145,739
    Accounts receivable - joint interest and other .............          3,003,661           7,278,436
    Other ......................................................          1,131,736           2,678,029
                                                                      -------------       -------------
        Total current assets ...................................         25,130,001          46,543,433
Oil and natural gas properties, at cost (full cost method):
    Proved oil and natural gas properties ......................        174,027,255         245,228,081
    Unproved oil and natural gas properties ....................         24,682,425          35,698,549
                                                                      -------------       -------------
                                                                        198,709,680         280,926,630
Accumulated depreciation, depletion, and amortization ..........        (15,039,999)        (83,478,971)
                                                                      -------------       -------------
    Net oil and natural gas properties .........................        183,669,681         197,447,659
Other property and equipment ...................................          2,869,227           4,797,737
Accumulated depreciation .......................................           (347,841)           (799,136)
                                                                      -------------       -------------
    Net other property and equipment ...........................          2,521,386           3,998,601
Other assets and deferred charges, net .........................          4,878,234           6,371,714
                                                                      -------------       -------------
    Total assets ...............................................      $ 216,199,302       $ 254,361,407
                                                                      =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade ...................................      $  13,864,691       $  21,725,575
    Accounts payable - revenue .................................          9,260,417           7,393,127
    Drilling advances ..........................................                 --           5,282,467
    Accrued merger costs .......................................          1,462,724                  --
    Accrued interest ...........................................          1,791,667           2,956,250
    Other ......................................................            332,964             798,983
                                                                      -------------       -------------
    Total current liabilities ..................................         26,712,463          38,156,402
Long-term liabilities ..........................................          1,786,813           1,915,305
10 3/4% Senior Notes due 2006, including unamortized
    issuance premium of $1,396,622 at December 31, 1997 ........        100,000,000         166,396,622
Deferred income taxes ..........................................          7,273,829                  --
Stockholders' equity:
  Convertible preferred stock, $1.00 par:
    Authorized shares - 1,000,000;
    Issued and outstanding shares 242,500 and 171,187 at
    December 31, 1996 and 1997, respectively;
    Aggregate liquidation preference $24,250,000 and
         $17,187,000 at December 31, 1996 and 1997, respectively            242,500             171,187
  Common stock, $.01 par value:
    Authorized shares - 100,000,000;
    Issued and outstanding shares - 35,977,140 and 40,456,320
         at December 31, 1996 and 1997, respectively ...........            359,771             404,563
  Additional paid-in capital ...................................        110,293,386         112,940,414
  Unrealized loss on marketable securities, net ................                 --             (28,594)
  Deficit ......................................................        (30,469,460)        (65,594,492)
                                                                      -------------       -------------
    Total stockholders' equity .................................         80,426,197          47,893,078
                                                                      -------------       -------------
    Total liabilities and stockholders' equity .................      $ 216,199,302       $ 254,361,407
                                                                      =============       =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------
                                                             1995               1996               1997
                                                         ------------       ------------       ------------
Revenues:
    Oil and natural gas sales .....................      $  7,858,316       $ 24,319,398       $ 53,284,555
    Well operator fees and other ..................           136,943            876,247          1,276,609
                                                         ------------       ------------       ------------
                                                            7,995,259         25,195,645         54,561,164
Costs and expenses:
    Lease operating ...............................         1,732,124          3,740,525          7,596,131
    Oil and natural gas production taxes ..........           415,867          1,285,410          3,138,644
    Depreciation, depletion, and amortization .....         3,149,464          9,795,283         22,521,612
    Writedown of oil and natural gas properties ...                --         43,497,000         46,396,334
    General and administrative ....................         1,771,372          3,034,146          5,669,078
                                                         ------------       ------------       ------------
                                                            7,068,827         61,352,364         85,321,799
                                                         ------------       ------------       ------------
Operating income (loss) ...........................           926,432        (36,156,719)       (30,760,635)
Other income (expense):
    Interest expense ..............................        (1,032,096)        (4,212,564)       (11,895,457)
    Interest income and other, net ................            90,875            426,021          1,031,980
    Gain (loss) on sale of marketable securities ..           220,582           (117,955)                --
                                                         ------------       ------------       ------------
Income (loss) before income taxes .................           205,793        (40,061,217)       (41,624,112)
Benefit for income taxes ..........................                --         14,503,595          7,285,765
                                                         ------------       ------------       ------------
Income (loss) before extraordinary item ...........           205,793        (25,557,622)       (34,338,347)
Extraordinary loss on early extinguishments of debt          (431,762)          (292,372)                --
                                                         ------------       ------------       ------------
Net loss ..........................................          (225,969)       (25,849,994)       (34,338,347)
Preferred stock dividend requirements .............           735,000            945,000            883,435
                                                         ------------       ------------       ------------
Net loss applicable to common shareholders ........      $   (960,969)      $(26,794,994)      $(35,221,782)
                                                         ============       ============       ============
Loss per common share, basic and diluted:
    Loss before extraordinary item ................      $       (.05)      $      (1.33)      $       (.94)
                                                         ============       ============       ============
    Net loss ......................................      $       (.09)      $      (1.34)      $       (.94)
                                                         ============       ============       ============
    Weighted average number of common
         shares outstanding .......................        10,701,635         19,939,975         37,380,343
                                                         ============       ============       ============



                             See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------
                                                               1995             1996             1997
                                                           ------------     -------------     ------------
OPERATING ACTIVITIES
Net loss ..............................................    $   (225,969)    $ (25,849,994)    $(34,338,347)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
Depreciation, depletion, and amortization .............       3,149,464         9,795,283       22,521,612
Writedown of oil and natural gas properties ...........              --        43,497,000       46,396,334
Amortization of loan costs and issuance premium .......          21,060           151,063          573,705
Amortization of deferred compensation .................          39,809            36,083           39,094
Benefit for deferred income taxes .....................              --       (14,503,595)      (7,273,829)
Loss (gain) on sale of marketable securities ..........        (220,582)          117,955               --
Extraordinary loss on early extinguishment of debt ....         431,762           292,372               --
Common stock, options, and warrants issued for services         104,614           216,206          151,365
Changes in operating assets and liabilities excluding
    effects of business acquisitions:
    Accounts receivable ...............................        (784,668)       (4,729,262)      (7,771,430)
    Accounts receivable from related parties ..........          23,999                --               --
    Other current assets ..............................        (108,615)         (320,601)      (1,350,230)
    Accounts payable and accrued liabilities ..........         425,626         3,085,455        3,915,896
                                                           ------------     -------------     ------------
    Net cash provided by operating activities .........       2,856,500        11,787,965       22,864,170
                                                           ------------     -------------     ------------
INVESTING ACTIVITIES
Purchases of marketable securities ....................      (2,917,659)           (9,008)        (515,344)
Proceeds from sale of marketable securities ...........       2,111,890         1,675,669               --
Proceeds from broker margin ...........................         978,656                --               --
Purchases of other property and equipment .............         (42,950)       (1,553,355)      (1,910,904)
Oil and natural gas acquisition, exploration,
  and development expenditures ........................     (16,912,919)      (46,945,872)     (77,902,861)
Acquisition of Alexander Energy Corporation, net of
  cash acquired of $1,332,444 .........................              --        (2,455,993)              --
Proceeds from sales of oil and gas properties .........          69,306                --        5,419,581
Other .................................................         (11,963)           11,638         (916,639)
                                                           ------------     -------------     ------------
    Net cash used in investing activities .............     (16,725,639)      (49,276,921)     (75,826,167)
                                                           ------------     -------------     ------------
FINANCING ACTIVITIES
Proceeds from issuance of 10 3/4% Notes due 2006, net .              --        96,059,119       64,483,206
Proceeds from issuance of long-term debt, net .........      17,514,077        69,026,613       32,978,502
Proceeds from issuance of note payable ................       3,000,000         8,000,000               --
Repayments of long-term debt ..........................      (6,875,000)     (130,510,233)     (33,000,000)
Repayments of note payable ............................              --       (11,000,000)              --
Repayments of other long-term liabilities .............              --          (534,815)        (776,034)
Proceeds from exercise of stock options and warrants ..         467,987           499,704        1,917,561
Proceeds from issuance of convertible
  preferred stock, net ................................       3,980,343        15,000,000               --
Preferred stock dividends .............................        (735,000)         (945,000)        (786,685)
Other .................................................            (714)             (385)         (82,320)
                                                           ------------     -------------     ------------
    Net cash provided by financing activities .........      17,351,693        45,595,003       64,734,230
                                                           ------------     -------------     ------------
Increase in cash and cash equivalents .................       3,482,554         8,106,047       11,772,233
Cash and cash equivalents at beginning of period ......       2,593,645         6,076,199       14,182,246
                                                           ------------     -------------     ------------
Cash and cash equivalents at end of period ............    $  6,076,199     $  14,182,246     $ 25,954,479
                                                           ============     =============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash .................................    $    983,075     $   2,549,835     $ 12,403,910
                                                           ============     =============     ============


                             See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          COMMON
                                                                                           STOCK
                                                                                          ISSUABLE
                                         CONVERTIBLE                                        UNDER
                                       PREFERRED STOCK              COMMON STOCK            ASSET
                                      --------------------     -----------------------   ACQUISITION
                                       SHARES      AMOUNT        SHARES        AMOUNT     AGREEMENT
                                      -------     --------     ----------     --------    ---------
Balance at December 31, 1994 ....      52,500     $ 52,500      9,007,536     $ 90,075     $ 136,035
    Common stock issued upon
         exercise of options and
         warrants ...............          --           --        327,992        3,280            --
    Common stock issued under
         asset acquisition
         agreement ..............          --           --        300,000        3,000      (136,035)
    Common stock and warrants
         issued for services ....          --           --         13,000          130            --
    Common stock issued upon
         conversion of Class B
         Common Stock ...........          --           --      1,166,796       11,668            --
    Common stock and warrants
         issued to acquire
         interests in oil and
         natural gas properties .          --           --      1,064,801       10,648            --
    Issuance of Series C
         Preferred Stock ........      40,000       40,000             --           --            --
    Preferred stock dividends ...          --           --             --           --            --
    Unrealized loss on marketable
         securities .............          --           --             --           --            --
 Net loss .......................          --           --             --           --            --
                                      -------     --------     ----------     --------     ---------
Balance at December 31, 1995 ....      92,500       92,500     11,880,125      118,801            --
    Common stock issued upon
         exercise of options and
         warrants ...............          --           --        351,242        3,513            --
    Common stock, options, and
         warrants issued for
         services ...............          --           --         50,000          500            --
    Common stock issued to
         acquire interests in oil
         and natural gas
         properties .............          --           --      2,416,332       24,163            --
    Issuance of Series D and E
         Convertible Preferred
         Stock and related
         warrants to purchase
         common stock ...........     150,000      150,000             --           --            --
    Common stock, stock options,
         and warrants issued or
         assumed in acquisition
         of Alexander Energy
         Corporation ............          --           --     21,279,441      212,794            --
    Preferred stock dividends ...          --           --             --           --            --
    In unrealized gain on
         marketable securities ..          --           --             --           --            --
    Net loss ....................          --           --             --           --            --
                                      -------     --------     ----------     --------     ---------
Balance at December 31, 1996 ....     242,500     $242,500     35,977,140     $359,771     $      --
                                      =======     ========     ==========     ========     =========

                                                           GAIN
                                                          (LOSS) ON
                                        ADDITIONAL        AVAILABLE                             TOTAL
                                         PAID-IN           FOR SALE                          STOCKHOLDERS'
                                         CAPITAL          SECURITIES          DEFICIT            EQUITY
                                      -------------      -------------      ------------      ------------
Balance at December 31, 1994 ....     $  13,626,116      $     136,285      $ (2,713,497)     $ 11,327,514
    Common stock issued upon
         exercise of options and
         warrants ...............           464,707                 --                --           467,987
    Common stock issued under
         asset acquisition
         agreement ..............           133,035                 --                --                --
    Common stock and warrants
         issued for services ....            79,203                 --                --            79,333
    Common stock issued upon
         conversion of Class B
         Common Stock ...........           (11,668)                --                --                --
    Common stock and warrants
         issued to acquire
         interests in oil and
         natural gas properties .         3,269,003                 --                --         3,279,651
    Issuance of Series C
         Preferred Stock ........         3,924,828                 --                --         3,964,828
    Preferred stock dividends ...                --                 --          (735,000)         (735,000)
    Unrealized loss on marketable
         securities .............                --           (383,777)               --          (383,777)
 Net loss .......................                --                 --          (225,969)         (225,969)
                                      -------------      -------------      ------------      ------------
Balance at December 31, 1995 ....        21,485,224           (247,492)       (3,674,466)       17,774,567
    Common stock issued upon
         exercise of options and
         warrants ...............           496,191                 --                --           499,704
    Common stock, options, and
         warrants issued for
         services ...............           215,706                 --                --           216,206
    Common stock issued to
         acquire interests in oil
         and natural gas
         properties .............         8,319,203                 --                --         8,343,366
    Issuance of Series D and E
         Convertible Preferred
         Stock and related
         warrants to purchase
         common stock ...........        14,850,000                 --                --        15,000,000
    Common stock, stock options,
         and warrants issued or
         assumed in acquisition
         of Alexander Energy ....        64,927,062                 --                --        65,139,856
         Corporation
    Preferred stock dividends ...                --                 --          (945,000)         (945,000)
    In unrealized gain on
         marketable securities ..                --            247,492                --           247,492
    Net loss ....................                --                 --       (25,849,994)      (25,849,994)
                                      -------------      -------------      ------------      ------------
Balance at December 31, 1996 ....     $ 110,293,386      $          --      $(30,469,460)     $ 80,426,197
                                      =============      =============      ============      ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                               COMMON
                                                                                                STOCK
                                                                                               ISSUABLE
                                           CONVERTIBLE                                           UNDER
                                         PREFERRED STOCK                COMMON STOCK             ASSET
                                      ----------------------       -----------------------    ACQUISITION
                                       SHARES        AMOUNT           SHARES        AMOUNT     AGREEMENT
                                      -------       --------        ----------     --------    ---------
Balance at December 31, 1996 ....      242,500      $ 242,500       35,977,140      $ 359,771       $-
    Common stock issued upon
         exercise of options and
         warrants................           --             --          920,300          9,203       --
    Common stock and warrants
         issued for services and
         other .................            --             --           82,854            829       --
    Common stock issued upon
         conversion of Series B,
         C, and E convertible ...
         preferred ..............      (71,313)       (71,313)       3,500,026         35,000       --
    Repurchase of common stock ..           --             --          (24,000)          (240)      --
    Preferred stock dividends ...           --             --               --             --       --
    Unrealized loss on marketable
         securities .............           --             --               --             --       --
    Net loss ....................           --             --               --             --       --
                                      --------      ---------      -----------      ---------      ---
Balance at December 31, 1997 ....      171,187      $ 171,187       40,456,320      $ 404,563       $-
                                      ========      =========      ===========      =========      ===

                                                           GAIN
                                                          (LOSS) ON
                                        ADDITIONAL        AVAILABLE                         TOTAL
                                         PAID-IN           FOR SALE                      STOCKHOLDERS'
                                         CAPITAL          SECURITIES      DEFICIT           EQUITY
                                      -------------      -------------  ------------      ------------
Balance at December 31, 1996 ....     $ 110,293,386         $  --      $(30,469,460)     $ 80,426,197
    Common stock issued upon
         exercise of options and
         warrants ..............          1,908,358            --                --         1,917,561
    Common stock and warrants
         issued for services and
         other .................            782,489            --                --           783,318
    Common stock issued upon
         conversion of Series B,
         C, and E convertible
         preferred ..............            36,313            --                --                --
    Repurchase of common stock ..           (80,132)           --                --           (80,372)
    Preferred stock dividends ...                --            --          (786,685)         (786,685)
    Unrealized loss on marketable
         securities .............                --       (28,594)               --           (28,594)
    Net loss ....................                --            --       (34,338,347)      (34,338,347)
                                      -------------      --------      ------------      ------------
Balance at December 31, 1997 ....     $ 112,940,414      $(28,594)     $(65,594,492)     $ 47,893,078
                                      =============      ========      ============      ============






                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


1. SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

  National Energy Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 20, 1990. The Company is engaged in the exploration, acquisition, exploitation, development, and operation of crude oil and natural gas properties in major producing basins onshore in Texas, Louisiana, Oklahoma, Arkansas, and Mississippi and offshore in the Gulf of Mexico.

Consolidation

   The consolidated financial statements include the accounts of National Energy Group, Inc., and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

  Cash and cash equivalents include demand deposits, short-term commercial paper, and money-market investments with maturities of three months or less when purchased. At December 31, 1996 and 1997, all cash and cash equivalents were invested with Bank One, Texas, N.A. ("Bank One").

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

  The following is a summary of available-for-sale securities at December 31, 1997 (none in 1996):

                                                         GROSS           GROSS        ESTIMATED
                                                       UNREALIZED      UNREALIZED        FAIR
                                           COST           GAINS         LOSSES          VALUE
                                         --------       --------        -------        --------
    Common stocks                        $515,344       $     --        $28,594        $486,750
                                         ========       ========        =======        ========

  The Company's investments in marketable securities are comprised of securities of other independent oil and gas companies.

  During the year ended December 31, 1996, the Company sold available-for-sale securities with a fair value at the date of sale of $1,675,669 (none in 1997). The gross realized gains and losses on such sales totaled $9,765 and $127,720, respectively.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Oil and Natural Gas Properties

  The Company utilizes the full cost method of accounting for its crude oil and natural gas properties. Under the full cost method, all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of crude oil and natural gas reserves are capitalized and amortized on the units-of-production method based upon total proved reserves. The costs of unproven properties are excluded from the amortization calculation until the individual properties are evaluated and a determination is made as to whether reserves exist. Capitalized costs are limited to the aggregate of the present value of future net reserves plus the lower of cost or fair market value of unproved properties (full cost ceiling). Conveyances of properties, including gains or losses on abandonments of properties, are treated as adjustments to the cost of crude oil and natural gas properties, with no gain or loss recognized. The Company does not believe that future costs related to dismantlement, site restoration, and abandonment costs, net of estimated salvage values, will have a significant effect on its results of operations or financial position because the salvage value of equipment and related facilities should approximate or exceed any future expenditures for dismantlement, restoration, or abandonment. The Company has not incurred any net expenditures for costs of this nature during the last two years.

  Unproven properties are excluded from the amortization base and consist primarily of acreage, acquisition costs, and related seismic and other geological and geophysical costs. These costs are expected to be evaluated during the Company's drilling program during the next three to five years.

  The Company has capitalized internal costs of $141,516, $487,835, and $1,582,021 for the years ended December 31, 1995, 1996, and 1997, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities based on the percentage of their time devoted to such activities. During the year ended December 31, 1997 the Company capitalized interest costs of $2,545,617 related to its unproved oil and gas properties.

Other Property and Equipment

  Other property and equipment includes gas processing and field production facilities, furniture, fixtures, and other equipment. Such assets are recorded at cost and are depreciated over their estimated useful lives using the straight- line method.

  Maintenance and repairs are charged against income when incurred; renewals and betterments, which extend the useful lives of property and equipment, are capitalized.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

  The Company uses the liability method in accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Natural Gas Hedging Activities

  In 1996, the Company hedged natural gas prices through the use of commodity price swap agreements in an effort to reduce the effects of the volatility of the price of natural gas on the Company's operations. These agreements involve the receipt of fixed-price amounts in exchange for variable payments based on NYMEX prices and specific volumes. In connection with the commodity price swap agreements, the Company may also enter into basis swap agreements to reduce the effects of unusual fluctuations between prices actually received at the wellhead and NYMEX prices. Through the use of commodity price and basis swap agreements, the Company can fix the price to be received for specified volumes of production to the commodity swap price less the basis swap price. The differential to be paid or received under the swap agreement is accrued in the month of the related production and recognized as an adjustment to oil and gas sales. The Company does not hold or issue financial instruments for trading purposes.

Stock Options

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Earnings (Loss) Per Share

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128") which replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share data is computed by dividing income (loss) applicable to common shareholders by the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Shares issuable upon exercise of options and warrants are included in the computation of diluted earnings per common and common equivalent share to the extent that they are dilutive. Diluted earnings per share computations also assume the conversion of the Company's preferred stock (Note 5) if such conversion has a dilutive effect. For the years ended December 31, 1995, 1996, and 1997, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, both basic and diluted loss per share calculations for such periods are based on the weighted average number of common shares outstanding during each year.

  SFAS 128 has been applied in the computation of the loss per share data for all periods presented. However, adoption of SFAS 128 had no effect on the per share amounts previously reported for years prior to 1997.

Recent Accounting Pronouncements

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

   In June 1995, the Company completed the acquisition of producing natural gas properties in the Oak Hill Field ("Oak Hill") in Rusk County, Texas, which is a component of the Cotton Valley Trend. The consideration paid by the Company for Oak Hill consisted of $7,200,000 in cash, 612,301 shares of Common Stock and warrants to purchase 200,000 shares of Common Stock at a price per share of $2.00. The cash portion of the acquisition was funded primarily by borrowings under a credit facility with Bank One.

  In addition, in June 1995, the Company completed the acquisition of producing oil and natural gas properties in Eddy County, New Mexico, from Enron Oil and Gas Company (the "Enron Properties") for $2,119,295 in cash. This acquisition was funded by borrowings under a credit facility with Bank One and available cash.

  The following pro forma data presents the results of the Company for the year ended 1995, as if the acquisition of Mustang Island, Oak Hill, and the Enron Properties had occurred on January 1, 1995. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for the oil and gas revenues, production costs, and depreciation and depletion related to the properties and additional interest on borrowed funds (in thousands, except per share amounts).

                                                   PRO FORMA
                                                   YEAR ENDED
                                                DECEMBER 31, 1995
                                                -----------------
                                                    (UNAUDITED)
Revenues ......................................     $   9,254
                                                    =========
Loss before extraordinary item ................     $      --
                                                    =========
Loss before extraordinary item per common share     $    (.06)
                                                    =========

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

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


2. ACQUISITIONS (CONTINUED)

  In April 1996, the Company won exploration rights on 16 offshore tracts (covering 7,765 acres) in the Mustang Island area in offshore Nueces County, Texas, through successful bids with the State of Texas ("Offshore Lease Acquisition"). The Company paid $1,437,302 in cash for these rights, and the purchase was funded by borrowings under a credit facility with Bank One and available cash.

    On August 29, 1996, the Company completed the acquisition of Alexander Energy Corporation ("Alexander").The transaction consisted of a merger (the "Merger") of Alexander with and into National Energy Group of Oklahoma, Inc., formerly known as NEG-OK, Inc., a wholly-owned subsidiary of the Company ("NEG-OK"). Pursuant to the Merger, (a) the separate corporate existence of Alexander terminated, (b) each share of Alexander common stock, par value $.03 per share ("Alexander Common Stock"), together with certain rights associated with the Alexander Common Stock outstanding immediately before the Merger, were converted into 1.7 shares of the Company's Common Stock, and (c) all outstanding options and warrants to purchase Alexander Common Stock were assumed by the Company and converted into options and warrants to purchase Common Stock. In lieu of fractional shares, Alexander shareholders otherwise entitled to receive fractional shares of Common Stock were paid in cash an amount equal to $4.375 multiplied by the fraction of a share of Common Stock to be received. On December 31, 1996, NEG-OK was merged into and with the Company and its separate corporate existence ceased to exist.

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

  The cost of acquiring Alexander was approximately $69.4 million, consisting of the following (in thousands):

Fair value of 21.1 million shares of the Company's Common
    Stock issued ...........................................     $63,404
Cost of 105,740 shares of NEG-OK common stock owned by the
    Company ................................................         288
Alexander stock options and warrants assumed ...............         340
Fair value of 122,324 shares of the Company's Common Stock
    and 800,000 warrants issued for services provided by
    investment advisors ....................................       1,322
Other investment advisor, legal, and accounting professional
    fees and other Merger related costs ....................       4,009
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


  The Company's purchase price was allocated to the consolidated assets and liabilities of NEG-OK based on preliminary estimates of fair values with the remaining purchase price allocated to proved oil and gas properties. No goodwill was recorded in this transaction.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


2. ACQUISITIONS (CONTINUED)


  The allocation of the purchase price is summarized as follows (in thousands):

 Working capital (deficit) assumed, excluding current portion
   of long-term debt ........................................     $     (87)
 Oil and natural gas properties:
 Proved .....................................................       132,756
 Unproved ...................................................         6,319
 Other property and equipment ...............................           970
 Other non-current assets ...................................           198
 Long-term debt assumed .....................................       (45,853)
 Other non-current liabilities assumed ......................        (3,163)
 Deferred income taxes ......................................       (21,777)
                                                                  ---------
                                                                  $  69,363
                                                                  =========


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

Writedown of oil and natural gas properties     $ 43,497
Deferred income tax benefit ...............      (15,224)
                                                --------
                                                $ 28,273
                                                ========

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

                                                             PRO FORMA
                                                      YEAR ENDED DECEMBER 31,
                                                      ----------------------
                                                        1995          1996
                                                      --------      -------
                                                          (UNAUDITED)
Total revenues ..................................     $ 28,790      $38,807
                                                      ========      =======
Income (loss) before extraordinary item .........     $ (6,131)     $ 3,465
                                                      ========      =======
Income (loss) before extraordinary item per share     $   (.20)     $   .06
                                                      ========      =======


                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


2. ACQUISITIONS (CONTINUED)

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

  In December 1996, the Company acquired, for $4.2 million in cash, John Hancock Mutual Life Insurance Company's limited partnership interests in certain limited partnerships in which the Company was the general partner. The limited partnerships owned working interests in the Anadarko and Arkoma Basin areas of Oklahoma and the Giddings area of Texas.

3. CREDIT FACILITIES

  In June 1995, the Company consummated a $33,000,000 reducing revolving line of credit facility (the "Prior Credit Facility") with Bank One. The initial advance under the Facility of $12,500,000 was used to pay off the Company's borrowings under a credit facility with Texas Gas Fund I, to purchase Oak Hill and the Enron Properties (Note 2), and for closing fees. The repayment of borrowings under the Texas Gas Fund I facility resulted in an extraordinary charge of $431,762 or $.04 per common share in 1995.

  At December 31, 1995, the Prior Credit Facility consisted of a revolving note of up to $30,000,000, subject to a borrowing base, and an advance note of up to $3,000,000. Interest on the revolving note was at a rate of prime plus 1% (subject to reduction in certain circumstances) or LIBOR plus 3.75% (subject to reduction in certain circumstances), at the Company's option. Interest on the advance note was at a rate of prime plus 4%. Payments of interest and principal were made monthly. At December 31, 1995, the Company had $16,975,000 outstanding under the revolving note and $3,000,000 outstanding under the advance note.

  On August 29, 1996, the Company, NEG-OK and Boomer Marketing, entered into a credit facility (the "Credit Facility") with Bank One, as Bank and Administrative Agent, and the Credit Lyonnais New York Branch, as Bank and Syndication Agent (collectively, the "Banks"). The Credit Facility consisted of a $100.0 million reducing revolving line of credit, with an initial borrowing base of $60.0 million and a $5.0 million term loan. Interest under the reducing revolving line of credit was payable monthly at the Bank One base rate. The proceeds from the Credit Facility were used to repay the Prior Credit Facility and the existing indebtedness of NEG-OK, resulting in an extraordinary charge of $292,372 or $.01 per common share in 1996.

  In November 1996, the Company repaid the outstanding borrowings under the Credit Facility with a portion of proceeds from the issuance of $100.0 million principal amount of 10 3/4% Senior Notes due 2006 (the "Series A Notes"). See
Note 4.

  In connection with the issuance of the Series A Notes, the Company revised the Credit Facility (the "Revised Credit Facility"). The Revised Credit Facility, as amended, currently provides for a borrowing base of $40.0 million. The borrowing base will be redetermined at least semiannually and may require mandated monthly principal reductions by an amount determined by the Banks from time to time. The principal amount of any borrowings is due at maturity, August 29, 2000. Interest is payable monthly and is calculated at the Bank One base rate, as determined from time to time by Bank One (which increases by .25% if the outstanding loan balance is

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


3. CREDIT FACILITIES (CONTINUED)

greater than 75% of the borrowing base). The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Credit Facility. The EuroDollar Rate increases by (i) 2.25% if the outstanding loan balance is greater that 75% of the borrowing base, (ii) 2.0% if the outstanding loan balance is greater than 50% but less than 75% of the borrowing base or (iii) 1.75% if the outstanding loan amount is less than 50% of the borrowing base. At December 31, 1997, the Company had no indebtedness under the Revised Credit Facility.

  The Company paid a facility fee equal to 3/4% of the initial borrowing base under the Revised Credit Facility and is required to pay a commitment fee on the unused portion of the borrowing base equal to 1% per annum.

  The Company has granted liens to the Banks on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and natural gas properties. The Credit Facility requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth.

    The Revised Credit Facility contains other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as a result of the payment thereof. In addition, if the Company is required to purchase or redeem any portion of the Notes, or if any portion of the Notes become due, the borrowing base is subject to reduction. At December 31, 1997, the Company was not in violation of any covenants of the Revised Credit Facility.

4. 10 3/4 SENIOR NOTES DUE 2006

  In November 1996, the Company issued $100 million aggregate principal amount of unregistered 10 3/4% Senior Notes due 2006 (the "Series A Notes"). The net proceeds of the Series A Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under the Credit Facility and to increase the Company's working capital. In 1997, the Series A Notes were exchanged for registered 10 3/4% Senior Notes due 2006 (the "Series B Notes") which were substantially identical to the Series A Notes. Collectively, the Series A Notes and Series B Notes are referred to as the Series A/B Notes." In August 1997, the Company issued $65.0 million aggregate principal amount of its unregistered 10 3/4% Senior Notes (the "Series C Notes"). The net proceeds of the Series C Notes of approximately $64.8 million were used to repay approximately $23.0 million of borrowings under the Revised Credit Facility and to increase the Company's working capital. In December 1997, the Company exchanged substantially all of the Series A/B Notes and all of the Series C Notes for registered 10 3/4% Senior Notes due 2006 (the "Series D Notes"). The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Collectively, the Series A/B Notes, the Series C Notes and the Series D Notes are referred to as the "Notes." The Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Notes (the "Indenture"), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

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

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



4. 10 3/4% SENIOR NOTES DUE 2006 (CONTINUED)

  The Notes mature on November 1, 2006. At any time on or after November 1, 2001, the Company may, at its option, redeem all or any portion of the Notes at the redemption prices expressed as percentages of the principal amount of the Notes set forth below, plus, in each case, accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the 12-month period beginning November 1 of the years indicated below:

YEAR                                              PERCENTAGE
----                                              ----------
2001                                               105.375%
2002                                               102.688%
2003 and thereafter                                100.000%

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

  At December 31, 1997, the fair value of the Notes, as determined by quoted market prices, was approximately $172.4 million.

5. COMMITMENTS AND CONTINGENCIES

  The Company leases office space under an operating lease. Rental expense charged to operations was approximately $101,000, $117,000, and $275,446 during the years ended December 31, 1995, 1996, and 1997, respectively. Minimum lease payments under future operating lease commitments at December 31, 1997, are as follows:

  1998 .................................     $  675,394
  1999 .................................        673,021
  2000 .................................        728,864
  2001 .................................        655,632
  2002 .................................        555,107
Thereafter .............................      3,131,260
                                             ----------
                                             $6,419,278
                                             ==========



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

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

  On August 31, 1995, R.E. Steakley and N.M. Steakley filed a lawsuit in the District Court of Harris County, Texas, against Amoco Production Company, Phillips Petroleum Company, the Company, and others. The lawsuit alleges certain environmental claims and related tortuous and contractual claims and seeks unspecified damages. On December 19, 1996, the Court in Harris County, Texas signed an order transferring the R.E. Steakley claim to the court in Ector County, Texas as a part of the Company's claim against R.E. Steakley. Subsequently, R.E. Steakley filed a Fourth Amended Original Answer and Original Counterclaims against the Company in Ector County District Court in which he reasserts the claims filed in the Harris County action. The Company believes that it is operating in compliance with applicable environmental laws and regulations and believes, based on the advice of counsel, that the ultimate resolution of the lawsuit will not have a material effect on the Company's financial condition or results of operations.

  The Company is not a defendant in any additional pending legal proceedings other than routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company.

6. STOCKHOLDERS' EQUITY

Preferred Stock

  At December 31, 1997, the Company has authorized 330,000 shares of $1.00 par value convertible preferred stock designated in four series B through E:

                                        SERIES B         SERIES C         SERIES D        SERIES E
                                        -------         ---------         -------          -------
Number of authorized
    shares                              100,000            80,000         100,000           50,000
Number of shares issued and
    outstanding:
    December 31, 1995                    52,500            40,000               -                -
    December 31, 1996                    52,500            40,000         100,000           50,000
    December 31, 1997                    38,687            23,000         100,000            9,500
Conversion price per
    common share                       $  1.625         $    2.00       $    2.25        $    2.25
Liquidation preference
    value per share                     $100.00         $  100.00         $100.00          $100.00
Dividend rights
                                     10% payable        10 1/2% payable  Participation   Participation
                                     semi-annually      semi-annually    with common     with common
                                     (cumulative)       (cumulative)     stock           stock

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

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


6. STOCKHOLDERS' EQUITY (CONTINUED)

after the sixth such payment, the holders of Series B have the option to receive additional dividends in shares of Series B or to accrue such dividends in cash. If the Company makes four dividend payments in shares of Series B, the holders of Series B have the right to appoint one-third of the members of the Company's Board of Directors. As of December 31, 1997, all dividend payments were current. The Series B is redeemable by the Company beginning June 14, 1999, at $100.00 per share, plus accrued and unpaid dividends; provided, however, that the Company cannot redeem any shares of Series B unless and until all outstanding shares of the Series C have been redeemed by the Company. The holders of Series B currently have the right to appoint one member to the Company's Board of Directors. The Series B requires that dividends be paid on the Series B before any dividends are paid on Common Stock.

  The holders of Series B are entitled to one vote for each share as to matters upon which by law they are entitled to vote as a class. The approval of a majority of the Series B, voting separately as a class, is required to (i) make changes to the Company's Certificate of Incorporation or By-Laws which adversely affect the Series B, (ii) authorize or issue additional shares of Series B, (iii) issue preferred stock equal to or senior to the Series B as to dividends or liquidation, or (iv) subject to certain exceptions, to effect an extraordinary transaction that requires a vote of the Company's stockholders. As a result, a class vote of the holders of Series B would be required for the Company to merge or be acquired and may therefore delay, deter, or prevent a change in control of the Company.

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

  If the Company makes four dividend payments in shares of Series C, the holders of Series C (voting as a class with other affected series of preferred stock with similar voting rights) have the right to appoint one-third of the members of the Company's Board of Directors; provided, however, that if the holders of Series B are presently entitled to a similar right, then the holders of Series C shall have no such right until the right of the holders of Series B terminates. As of December 31, 1997, all dividend payments were current and have been made in cash. The Series C is redeemable by the Company beginning June 14, 1999, at $100.00 per share, plus accrued and unpaid dividends. The holders of the Series C currently have the right to appoint one member to the Company's Board of Directors. The holders of Series C are entitled to one vote for each share as to matters upon which by law they are entitled to vote as a class. The approval of a majority of the Series C, voting separately as a class, is required to (i) make changes to the Company's Certificate of Incorporation or By-Laws which adversely affect the Series C, (ii) authorize or issue additional shares of Series C, (iii) issue preferred stock equal to or senior to the Series C as to dividends or liquidation, (iv) subject to certain exceptions, to effect an extraordinary transaction that requires a vote of the Company stockholders. As a result, a class vote of the holders of Series C, as well as the Series B, would be required for the Company to merge or be acquired and may therefore delay, deter, or prevent a change in control of the Company.

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

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


6. STOCKHOLDERS' EQUITY (CONTINUED)

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

  In October 1997, 13,813 shares of Series B Preferred Stock, 17,000 shares of Series C Preferred Stock and 40,500 shares of Series E Preferred Stock were converted into approximately 3.5 million shares of Common Stock.

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

  The Company's Class B Common Stock ("Class B") was entitled to special conversion rights. In June 1995, as a result of the Company's proved crude oil and natural gas reserves reaching a value in excess of $25,000,000, the 129,644 shares of Class B then outstanding were converted into 1,296,440 shares of Common Stock, in accordance with the terms of the Class B. Under the terms of the Class B, such shares cannot be reissued. In connection with the merger, the Company's shareholders approved an amendment to the Company's certificate of incorporation to eliminate the authorization of the Class B.

Warrants

  In June 1994, in connection with the sale of the Series B Preferred Stock, the Company issued warrants to purchase 307,692 shares of Common Stock at a price of $1.625 per share. During 1995, 255,492 of these warrants were exercised and the remainder was exercised in 1996. In 1995, the Company granted warrants to purchase 300,000 shares of Common Stock at a price of $1.625 per share, pursuant to a consulting agreement. The estimated

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


6. STOCKHOLDERS' EQUITY (CONTINUED)

fair value of the warrants was determined at the date of grant and charged to general and administrative expenses over the vesting period. During 1997, 300,000 of these warrants were exercised. In June 1995, in connection with the acquisition of Oak Hill (Note 2), the Company issued warrants to purchase 200,000 shares of Common Stock at a price of $2.00 per share. During 1996, 100,000 of these warrants were exercised.

   During 1996, the Company issued warrants to purchase 1,050,000 shares of Common Stock with exercise prices of $2.50 per share to the purchasers of the Series D and Series E and issued warrants to purchase 300,000 shares of Common Stock with exercise prices of $2.875 per share to financial advisors in connection with this transaction. In connection with the Merger, the Company issued warrants to purchase 800,000 shares of Common Stock to two financial advisors. Warrants to purchase 700,000 shares have an exercise price of $2.875 per share while warrants to purchase 100,000 shares have an exercise price of $4.09 per share. The Company also assumed 396,015 warrants to purchase Common Stock at prices ranging from $2.07 to $3.00 in the Merger. During 1997, 353,515 of these warrants were exercised. During 1997, the Company issued warrants to purchase 300,000 shares of common stock with exercise prices of $3.00 per share in connection with the formation of a drilling joint venture.

  The following table summarizes warrants outstanding at December 31, 1997:

NUMBER OF SHARES  EXPIRATION          WARRANTS            EXERCISE
UNDER WARRANT        DATE            EXERCISABLE          PRICES
-------------  ---------------     ---------------    ---------------
  100,000       June 30, 1998             100,000     $          2.00
1,050,000     August 29, 2001           1,050,000                2.50
  300,000     August 29, 2001             300,000               2.875
  700,000     August 29, 2001             700,000               2.875
  100,000     August 29, 2001             100,000                4.09
   42,500      March 10, 1998              42,500                3.00
  300,000       July 11, 2002             300,000                3.00
---------                                                   ---------
2,592,500                                                   2,592,500
=========                                                   =========


Stock Options

  A summary of the Company's stock option activity, and related information for the years ended December 31, 1995, 1996, and 1997, follows:

                                              1995                           1996                        1997
                                   ---------------------------    --------------------------    --------------------------
                                                    WEIGHTED                         WEIGHTED                     WEIGHTED
                                                    AVERAGE                          AVERAGE                       AVERAGE
                                                    EXERCISE                         EXERCISE                      EXERCISE
                                    OPTIONS          PRICE         OPTIONS            PRICE      OPTIONS            PRICE
                                  -----------      ----------      -------            -----     ---------        -----------
Outstanding at beginning of
    year .....................        240,000      $      .79        932,500      $     2.02        873,486      $     2.28
Granted ......................        765,000            1.93          5,000            3.00      2,707,500            3.92
Assumed in the Merger with
    Alexander ................             --              --        135,028            2.25             --              --
Exercised ....................        (72,500)            .72       (199,042)           1.08       (266,785)           2.44
Canceled .....................             --              --             --              --       (242,000)           3.52
                                  -----------                     ----------                     ----------
Outstanding at end of year ...        932,500            2.02        873,486            2.28      3,072,201            3.62
                                  ===========                     ==========                     ==========
Exercisable at end of year ...        347,500            1.24        503,484            2.24        936,450            2.84
                                  ===========                     ==========                     ==========
Weighted-average fair value of
    options granted or assumed
    during the year ..........    $      1.31                     $     2.15                     $     1.46
                                  ===========                     ==========                     ==========


                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


6. STOCKHOLDERS' EQUITY (CONTINUED)

Information related to options outstanding and exercisable at December 31, 1997, is summarized below:


                                        Options Outstanding              Options Exercisable
                           ----------------------------------------   ------------------------
                                             WEIGHTED
                                              AVERAGE      WEIGHTED                   WEIGHTED
                                             REMAINING     AVERAGE                     AVERAGE
           RANGE OF         OPTIONS         CONTRACTUAL    EXERCISE      OPTIONS      EXERCISE
        EXERCISE PRICES   OUTSTANDING          LIFE          PRICE     EXERCISABLE      PRICE
        ---------------   -----------          ----          -----     -----------      -----

         $1.625-$2.99          566,700          2.00         $2.26      566,700         $2.26
          $3.00-$4.13        2,482,001          4.25          3.90      369,750          3.74
             $5.75              23,500          4.78          5.75           --            --
                                ------                                  -------
                             3,072,201          3.83          3.62      936,450          2.84
                             =========                                  =======

  On August 30, 1996 the Board of Directors approved the issuance of options to purchase 700,000 shares of Common Stock to the Company's chief executive officer. These options have an exercise price of $4.00 per share and become exercisable when the price of the Common Stock reaches and remains at or above $8.00 for a period of 30 days. If the price target is not met within five years, the options expire. In December 1996, the Company's Board of Directors approved grants of options to purchase 966,500 shares of Common Stock for $3.75 per share. Both grants were subject to approval of a new stock option plan by the stockholders of the Company which was received in June 1997. Therefore, these grants are included in the above table in 1997.

  Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, ("SFAS 123") requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997, respectively: a risk-free interest rates of 6%, 6%, and 5.5%, a dividend yield of 0%, and volatility factors of .54, .54 and .53. In addition, the fair value of these options was estimated based on an expected life of three to five years for options granted by the Company and one year for options assumed in the merger with Alexander.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                         YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                  1995           1996            1997
                                                                  ----           ----            ----
Pro forma net loss                                              $(321,559)   $(26,380,771)   $(35,226,665)
                                                                =========    ============    =============
Pro forma net loss per common share                                 $(.10)         $(1.37)          $(.97)
                                                                =========    ============    =============


                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


7. INCOME TAXES

  The reconciliation of income taxes computed at the U.S. federal statutory tax rates to the benefit for income taxes on the income (loss) before extraordinary item is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------
                                                         1995             1996             1997
                                                     ------------      -----------     ------------
Income tax benefit (provision) at statutory rate     $    (69,970)     $14,021,426     $ 14,568,439
Utilization of net operating loss carryforward .           69,970          414,177               --
Valuation allowance on deferred tax assets .....               --               --       (7,294,578)
Other ..........................................               --           67,992           11,904
                                                     ------------      -----------     ------------
                                                     $         --      $14,503,595     $  7,285,765
                                                     ============      ===========     ============


The computation of the net deferred tax asset (liability) follows:

                                                DECEMBER 31,
                                      ------------------------------
                                          1996              1997
                                      ------------      ------------
Deferred tax liabilities:
Property and equipment ..........     $(19,948,392)     $ (6,875,104)
Other ...........................          (38,549)          (18,156)
Deferred tax assets:
Net operating loss carryforwards        14,564,346        15,236,438
Statutory depletion carryforwards        1,340,763         1,340,763
Other ...........................        1,812,635         1,027,527
                                      ------------      ------------
                                        (2,269,197)       10,711,468
Less valuation allowance ........       (5,004,632)      (10,711,468)
                                      ------------      ------------
                                      $ (7,273,829)     $         --
                                      ============      ============

  At December 31, 1997, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $43.5 million which expire beginning in 1998. Utilization of substantially all of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company and Alexander. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. For federal income tax purposes, the Company also has statutory depletion carryforwards of $3.8 million, which do not expire. As a result of the limitations on the utilization of net operating loss carryforwards, the Company has established a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized.

8. NATURAL GAS HEDGING ACTIVITIES AND FORWARD SALES CONTRACTS

  While the use of financial hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All financial hedging is accomplished pursuant to swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities is managed by requiring minimum credit standards for counterparties, periodic settlements, and mark to market valuations. The Company has not been required to provide collateral relating to its hedging activities.

  In December 1995, the Company had entered into various swap agreements to fix the selling prices for natural gas at a weighted average NYMEX price of $2.805 per Mcf for 225,000 Mcf of natural gas to be produced during 1996. The Company closed the positions prior to December 31, 1995, resulting in a deferred gain of approximately $70,875 which was recognized in 1996.

  During the year ended December 31, 1996, the Company recognized a net gain of $20,315 related to hedging transactions. At December 31, 1996 and 1997, the Company had no financial hedging agreements outstanding.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


8. NATURAL GAS HEDGING ACTIVITIES AND FORWARD SALES CONTRACTS (CONTINUED)

  At December 31, 1997, the Company had entered into forward sales contracts with three purchasers covering future production of natural gas as follows:

           VOLUME COMMITMENT
             (MMBTU PER DAY)                                TERM
             ---------------                       --------------------------------
            14,850                                  January 1998 through March 1998
             6,500                                  February 1998 through June 1998
             3,500                                  April 1998 through March 1999
             5,000                                  April 1998 through October 1999


  Deliveries under these contracts are priced based on NYMEX prices less a differential whereby the Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at the time. The Company pays the cost of transportation of the natural gas to the delivery point specified in the contracts. In March 1998, the Company fixed the prices of all of its natural gas to be delivered under these contracts in the month of April 1998, and approximately one-third of the natural gas to be delivered under these contracts for the months of May, June and July, 1998.

9. CRUDE OIL AND NATURAL GAS PRODUCING ACTIVITIES


   Costs incurred in connection with the exploration acquisition, development, and exploitation of the Company's crude oil and natural gas properties for the years ended December 31, 1995, 1996, and 1997, are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                        -------------------------------------------
                                           1995             1996           1997
                                        -----------     ------------     ----------
Acquisitions of properties:
    Proved ........................     $13,657,383     $155,675,254     $     --
    Unproved ......................         707,913       24,534,610      2,074,339
Exploration costs .................          73,034        4,406,015     31,126,227
Development costs .................       8,595,363       19,389,494     54,475,373
Amortization rate per Mcfe ........             .91             1.11           1.13

   The acquisitions of properties in 1996 include $132.8 million of proved properties and $6.3 million of unproved properties acquired in the Merger. See
Note 2.

   At December 31, 1997, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling resulting in a writedown of the oil and natural gas properties of $46.4 million ($37.5 million net of deferred income taxes). The Company currently anticipates recording additional writedowns during 1998 if the prices for oil and natural gas prices do not increase from their present levels. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

  Depletion, depreciation, and amortization increased $351,964 for the fourth quarter of 1995 due to downward revisions in estimated proved reserves at December 31, 1995.

  Revenues from individual customers that exceed 10% of total crude oil and natural gas sales are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                        -----------------------------------------
                                           1995           1996            1997
                                        ----------     ----------     -----------
Plains Marketing and Transportation     $4,618,136     $9,382,466     $17,918,762
Crosstex Energy ...................             --      2,919,944       6,471,157
GPM Natural Gas Corporation .......             --      2,832,049       4,547,352
Energy Source, Inc. ...............        870,285             --              --

  The Company believes that the loss of these customers would not have a significant impact on the Company's results of operations or financial condition.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


10. SUPPLEMENTARY CRUDE OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED)

  The Company has interests in crude oil and natural gas properties that are principally located onshore in Texas, Louisiana, Oklahoma, Arkansas, and offshore in the Gulf of Mexico. The Company does not own or lease any crude oil and natural gas properties outside the United States.

  In 1995 and 1996, the Company retained independent petroleum engineering firms to provide year-end estimates of the Company's future net recoverable crude oil, natural gas, and natural gas liquids reserves. In 1997, such estimates were prepared by the Company's in-house reserve engineers. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.

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

   Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

                                                                                            NATURAL GAS
                                                                       CRUDE OIL          (THOUSAND CUBIC
                                                                       (BARRELS)                FEET)
                                                                      ------------          -------------
December 31, 1994                                                       5,155,741             13,380,474
    Purchase of reserves in place                                         190,063             25,785,458
    Revisions of previous estimates                                    (1,141,288)            (6,453,623)
    Production                                                           (283,440)            (1,752,990)
    Sales of reserves in place                                                  -                (90,207)
                                                                     ------------          -------------
December 31, 1995                                                       3,921,076             30,869,112
    Purchase of reserves in place                                       4,691,982             97,840,796
    Extensions and discoveries                                             37,800                371,062
    Revisions of previous estimates                                       703,594              6,104,198
    Production                                                           (521,701)            (5,680,904)
    Sales of reserves in place                                            (29,880)              (634,386)
                                                                     ------------          -------------
December 31, 1996                                                       8,802,871            128,869,878
    Extensions and discoveries                                          1,908,087              7,835,287
    Revisions of previous estimates                                       397,541             (7,685,884)
    Production                                                         (1,110,105)           (13,146,251)
    Sales of reserves in place                                           (220,190)            (5,391,799)
                                                                     ------------          -------------
December 31, 1997                                                       9,778,204            110,481,231
                                                                     ============          =============

Proved developed reserves:
    December 31, 1994                                                   1,532,470              9,205,784
    December 31, 1995                                                   1,632,404             13,304,031
    December 31, 1996                                                   4,383,926             77,496,645
    December 31, 1997                                                   5,780,958             89,939,678

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

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



10. SUPPLEMENTARY CRUDE OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED) (CONTINUED)

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

  The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                                 1996               1997
                                                             -------------      -------------
Future cash inflows ....................................     $ 702,089,600      $ 430,107,524
Future production and development costs ................      (220,155,000)      (163,245,775)
Future income tax expenses .............................      (105,547,035)       (17,720,565)
                                                             -------------      -------------
Future net cash flows ..................................       376,387,565        249,141,184
10% annual discount for estimated timing of cash flows .      (146,607,933)       (87,390,632)
                                                             -------------      -------------
Standardized measure of discounted future net cash flows     $ 229,779,632      $ 161,750,552
                                                             =============      =============


  The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                         1995               1996               1997
                                                      ------------      -------------      -------------
Sales and transfers of crude oil and
    natural gas produced, net of production costs     $ (5,710,325)     $ (19,293,463)     $ (42,549,780)
Net changes in prices and production costs ......       14,654,096        131,330,518       (136,971,646)
Development costs incurred during the
    period and changes in estimated future ......      (11,886,400)         4,884,876         24,893,672
    development costs
Purchases of reserves in place ..................       15,455,400        117,893,900                 --
Sales of reserves in place ......................          (97,210)          (450,300)        (8,489,852)
Extensions and discoveries, less related costs ..               --            850,200         24,388,228
Revisions of previous quantity estimates ........       (8,871,208)        16,576,531         (5,219,509)
Accretion of discount ...........................        2,744,504          3,627,860         19,576,509
Net change in income taxes ......................        2,590,707        (57,743,416)        54,258,990
Changes in production rates (timing) and other ..        2,408,034            (24,175)         2,084,308
                                                      ------------      -------------      -------------
Net change ......................................     $ 11,287,598      $ 197,652,531      $ (68,029,080)
                                                      ============      =============      =============

    During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The net weighted average prices of crude oil and natural gas at December 31, 1995, 1996, and 1997, used in the above table were $18.71, $25.36 and $17.03 per barrel of crude oil, respectively, and $1.91, $3.72, and $2.38 per thousand cubic feet of natural gas, respectively.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


11. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The Company's operating results for each quarter of 1996 and 1997 are summarized as follows (in thousands, except per share data):

                                                      THREE MONTHS ENDED
                                           ------------------------------------------------
                                           MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------    -------   ------------   -----------
YEAR ENDED DECEMBER 31, 1996:
    Total revenues ...................     $ 3,848     $ 3,942     $  5,705      $ 11,700
                                           =======     =======     ========      ========
    Operating income (loss) ..........     $   894     $ 1,049     $(42,104)     $  4,004
                                           =======     =======     ========      ========
    Income (loss) before extraordinary
         item ........................     $   433     $   436     $(27,673)     $  1,246
                                           =======     =======     ========      ========
    Net income (loss) ................     $   433     $   436     $(27,965)     $  1,246
                                           =======     =======     ========      ========
    Income (loss) per common share:
         Income (loss) before
    extraordinary ....................     $   .02     $   .02     $  (1.40)     $    .02
                                           =======     =======     ========      ========
           item
         Net income (loss) ...........     $   .02     $   .02     $  (1.42)     $    .02
                                           =======     =======     ========      ========

    Production:
    Oil (Bbl) ........................         111         114          121           176
    Natural gas (Mcf) ................         833         759        1,421         2,668
    Natural gas equivalent (Mcfe) ....       1,497       1,442        2,150         3,722

YEAR ENDED DECEMBER 31, 1997:
    Total revenues ...................     $13,353     $12,125     $ 13,667      $ 15,416
                                           =======     =======     ========      ========
    Operating income (loss) ..........     $ 4,785     $ 2,897     $  3,277      $(41,719)
                                           =======     =======     ========      ========
    Net income (loss) ................     $ 1,403     $   454     $    272      $(36,467
                                           =======     =======     ========      ========
    Income (loss) per common share ...     $   .03     $   .00     $    .00      $   (.93)
                                           =======     =======     ========      ========

    Production:
    Oil (Bbl) ........................         237         261          292           310
    Natural gas (Mcf) ................       2,884       3,389        3,580         3,293
    Natural gas equivalent (Mcfe) ....       4,308       4,956        5,329         5,155


   In August 1996, the Company consummated the Merger with Alexander. The results of operations for the three months ended September 30, 1996 include a writedown of oil and natural gas properties of approximately $43.5 million ($28.3 million, net of deferred income taxes) in accordance with the full cost method of accounting which resulted from the Merger. See Note 2.

   The results of operations for the three months ended December 31, 1997 include a writedown of oil and natural gas properties of approximately $46.4 million ($37.5 million, net of deferred income taxes) in accordance with the full cost method of accounting. See Note 9.

   The income (loss) per share data has been computed in accordance with SFAS
128. See Note 1. Adoption of SFAS 128 had no effect on previously reported amounts per share data. There are no differences between the basic and diluted earnings (loss) per share amounts for the periods presented.

                                EXHIBIT INDEX

EXHIBIT
INDEX                               DESCRIPTION
-----                               -----------
  2.1  Agreement and Plan of Merger, dated June 6, 1996, among the Company, NEG-OK, Inc. ("NEG OK"), and Alexander
       Energy Corporation ("Alexander") (1)

  2.2  First Amendment to Agreement and Plan of Merger, dated as of June 20, 1996, among the Company, NEG-OK and
       Alexander (2)

  2.3  Mutual Waiver Agreement dated as of August 29, 1996 by and among the Company, NEG-OK and
       Alexander (3)

  3.1  Certificate of Incorporation of the Company, which includes the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 20, 1990 (4), the Certificate of Elimination of
       the Redeemable Convertible Preferred Stock, Series A of the Company, filed with the office of the Secretary of State of the State of Delaware on June 2, 1994 (3), the Certificate of Amendment of Certificate of
       Incorporation of the Company, filed with the office of the Secretary of State of the State of Delaware on
       August 29, 1996 (3) , the Certificate of Designations of the Company of 10% Cumulative Convertible
       Preferred Stock, Series B (5), the Certificate of Designations of the Company of 10 1/2% Cumulative
       Convertible Preferred Stock, Series C (6), the Certificate of Designations of the Company of Convertible
       Preferred Stock, Series D (3), and the Certificate of Designations of the Company of Convertible  Preferred
       Stock, Series E (3)

3.2    By-laws of the Company (4)

4.1    Certificate of Designations of the Company of 10% Cumulative  Convertible Preferred Stock, Series B (5)

4.2    Certificate of Designations of the Company of 10 1/2% Cumulative Convertible Preferred Stock, Series C (6)

4.3    Certificate of Designations of the Company of Convertible Preferred Stock, Series D (3)

4.4    Certificate of Designations of the Company of Convertible Preferred Stock, Series E (3)

4.5    Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the
       "Guarantor"), formerly NEG-OK, and Bank One, Columbus, N.A. (7)

4.6    Indenture dated August 21, 1997, among the Company and Bank One, N.A. (15)

10.1   Crude Oil Purchase Contract, dated November 30, 1992, between the Company and Plains Liquids
       Transport Inc. (8)

10.2   Amendment to Crude Oil Purchase Contract, dated November 17, 1993, between the Company and Plains Liquids
       Transport, Inc. (5)


 10.3   Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and
        Transportation Inc. and the predecessor contract, the Crude Oil Purchase Contract, dated November 12,
        1991, between Sunnybrook Transmission, Inc. and TriSearch Inc. (8)

 10.4   Stock  Purchase  Agreement, dated as of June 2, 1994, among the  Company, Arbco Associates L.P., Offense
        Group  Associates  L.P., Kayne, Anderson Nontraditional Investments L.P., and Opportunity Associates L.P.
        (5)

 10.5   Purchase and Sale Agreement, dated as of March 29, 1995, between the Company and Enron Oil and Gas Company
        (8)

 10.6   Agreement for Purchase and Sale (Oak Hill), dated April 12, 1995, between the Company and Sierra 1994 I
        Limited Partnership (6)

 10.7   Agreement for Purchase and Sale (Mustang Island), dated April 20, 1995, between the Company and Sierra
        Mineral Development, L.C. (6)

 10.8   Stock Purchase Agreement, dated as of June 14, 1995, among the Company, Arbco Associates L.P., Offense
        Group Associates L.P.,  Kayne, Anderson Nontraditional Investments L.P., and Opportunity Associates L.P.
        (6)

 10.9   Executive Employment Agreement, dated January 1, 1996, between the Company and Miles D. Bender (9)

 10.10  Executive Employment Agreement, dated January 1, 1996, between the Company  and Melissa Rutledge (9)

 10.11  Executive Employment Agreement, dated January 1, 1996, between the Company and William T. Jones (9)

 10.12  Executive Employment  Agreement, dated June 6, 1996, between the Company and Jim L. David (1)

 10.13  Executive Employment Agreement dated March 20, 1997, between the Company and Philip D. Devlin  (10)

 10.14  Executive Employment Agreement, dated March 20, 1997, between the Company and Gene W. Anderson (10)

 10.15  Executive Employment Agreement, dated January 29, 1998, between the Company and Fred R. Miller (16)

 10.16  Separation Agreement between the Company and R. Thomas Fetters, Jr. dated July 3, 1997 (16)

 10.17  Compromise and Settlement Agreement between the Company and R. Thomas Fetters, Jr. dated November 18, 1997
        (16)

 10.18  Separation Agreement between the Company and Robert A. Imel dated October 31, 1997 (16)

 10.19  National Energy Group, Inc. 1996 Incentive Compensation Plan (11)

 10.20  National Energy Group, Inc. Employee Stock Purchase Plan (12)

 10.21  Prudential Securities Incorporated Warrant to Purchase 100,000 Shares of the Company's Common Stock (3)

 10.22  Gaines Berland, Inc. Warrant to Purchase 300,000 Shares of the Company's Common Stock dated August 29 1996
        (3)

 10.23  Gaines Berland, Inc. Warrant to Purchase 700,000 Shares of the Company's Common Stock dated
        August 29, 1996 (3)

 10.24  Warrant Purchase Agreement among Alexander, Hanifen, Imhoff Inc. and The Principal/Eppler, Guerin &
        Turner, Inc. (14)


 10.25  Agreement  dated January 1, 1996  between the Company and Sandefer Oil & Gas, Inc. (1)

 10.26  Consulting Agreement dated January 1, 1996 between Sandefer Oil & Gas, Inc. and Potosky Oil & Gas, Inc.
        and Atocha Exploration, Inc. (1)

 10.27  Memorandum of Amendment dated March 27, 1997 amending (I) Agreement dated January 1, 1996 between the
        Company and Sandefer Oil & Gas, Inc. and (ii) Consulting Agreement dated January 1, 1996 between Sandefer
        Oil & Gas, Inc. and Potosky Oil & Gas, Inc. and Atocha Exploration, Inc. (16)

 10.28  First Amendment dated April 15, 1997 to (I) Agreement dated January 1, 1996 between the Company and
        Sandefer Oil & Gas, Inc. and (ii) Consulting Agreement dated January 1, 1996 between Sandefer Oil & Gas,
        Inc. and Potosky Oil & Gas, Inc. and Atocha Exploration, Inc. (16)

 10.29  Stock Purchase Agreement dated August 7, 1996 between the Company and High River Limited Partnership (2)

 10.30  High River Limited Partnership Warrant to purchase 700,000 Shares of Common Stock, dated
        August 29, 1996 (3)

 10.31  Stock Purchase Agreement dated as of August 26, 1996, between the Company and Foremost Insurance Company,
        Arbco Associates, L.P., Kayne, Anderson Nontraditional Investments L.P., Offense
        Group Associates, L.P., Topa Insurance Company and Kayne, Anderson Offshore Limited (the  "Series E
        Investors") (3)

 10.32  Form of Series E Investors' Warrants to purchase an aggregate 350,000 Shares of Common Stock, dated August
        29, 1996 (3)

 10.33  Agreement dated as of August 29, 1996 by and between the Company and Prudential Securities Incorporated
        (3)

 10.34  Gascon Partners Warrant to Purchase 300,000 shares of the Company's Common Stock (13)

 10.35  Letter Agreement dated as of July 11, 1997 between the Company and Carl C. Icahn regarding Prospect
        Participation (13)

 10.36  Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit
        Lyonnais") and the Company, NEG-OK and Boomer Marketing Corporation ("Boomer") (3)

 10.37  $50,000,000 Revolving Note dated August 29, 1996 payable to Bank One (3)

 10.38  $50,000,000 Revolving Note dated August 29, 1996 payable to Credit Lyonnais (3)

 10.39  $2,500,000 Term Note dated August 29, 1996 payable to Bank One (3)

 10.40  $2,500,000 Term Note dated August 29, 1996 payable to Credit Lyonnais (3)

 10.41  Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One (3)

 10.42  Unlimited  Guaranty of NEG-OK,  dated  August 29,  1996 for the benefit of Credit Lyonnais (3)

 10.43  Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One (3)

 10.44  Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais (3)

 10.45  Form of Deeds of Trust, Mortgages, Security  Agreements, Assignments of Production and Financing
        Statements covering oil and gas properties of the Company and NEG-OK, dated August 29, 1996 (3)

 10.46  First Amendment to Restated Loan Agreement  dated October 31, 1996 among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer  (9)

 10.47  Second Amendment to Restated Loan Agreement dated October 31, 1996, among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer (10)

 10.48  Third Amendment to Restated Loan Agreement dated October 31, 1996, among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer (10)

 10.49  Fourth Amendment to Restated Loan Agreement dated October 31, 1996, among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer (16)

 10.50  Purchase Agreement dated  October 29, 1996, by and among the  Company, Guarantor and Bear, Stearns & Co.
        Inc., Smith Barney Inc. and Jefferies & Company, Inc. (the "Initial Purchasers") (9)

 10.51  Executive Employment Agreement, dated August 25, 1997, between the Company and C. Dewayne Cravens (16)

 12.1   Computation of Ratio of  Earnings to Fixed Charges (16)

 23.1   Consent of Ernst & Young LLP, Independent Auditors (16)

 24.1   Power of Attorney (included in signature pages to this Form 10-K) (16)

 27.1   Financial Data Schedule (16)

---------------

    (1) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-9045), dated July 29, 1996.

    (2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333- 9045), dated August 7, 1996.

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

    (5) Incorporated by reference to the Company's Current Report on Form 8-K, dated June 17, 1994.

    (6) Incorporated by reference to the Company's Current Report on Form 8-K, dated July 17, 1995.

    (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

    (8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

    (9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

    (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

    (11) Incorporated by reference to the Company's Schedule 14A filed April 25, 1997.

    (12) Incorporated by reference to the Company's Form S-8 filed December 23, 1997.

    (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

    (14) Incorporated by reference to Alexander's Amendment No. 1 to Registration Statement (No. 33-57142), dated February 26, 1993.

    (15) Incorporated by reference to the Company's Form S-4 (No. 333-38075), filed October 16, 1997.

    (16)     Filed herewith.