Form 10-Q
period 1998-03-31
NATIONAL ENERGY GROUP INC
filed 1998-05-14
CIK 870756

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q


  |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

  | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

                            -------------------------


         40,495,410 shares of the registrant's Common Stock, $0.01 par value, were outstanding on May 11, 1998.

================================================================================

                           NATIONAL ENERGY GROUP, INC.

                                      INDEX

                                                                                              PAGE NO.
                                                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets at December 31, 1997 and March 31, 1998
              (Unaudited).....................................................................    1
           Consolidated Statements of Operations for the three months ended
              March 31, 1997 and 1998 (Unaudited).............................................    2
           Consolidated Statements of Cash Flows for the three months
              ended March 31, 1997 and 1998 (Unaudited).......................................    3
           Consolidated Statement of Stockholders' Equity for the three months ended
              March 31, 1998 (Unaudited)......................................................    4
           Notes to Consolidated Financial Statements (Unaudited).............................    5
Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................................    9

                                    PART II. OTHER INFORMATION

Item 1.    Legal Proceedings..................................................................   12
Item 6.    Exhibits and Reports on Form 8-K...................................................   12

                           NATIONAL ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                                                                  DECEMBER 31,                 MARCH 31,
                                                                                     1997                         1998
                                                                                ----------------            --------------
Current assets:
    Cash and cash equivalents..........................................         $     25,954,479            $   11,308,896
    Marketable securities..............................................                  486,750                   486,750
    Accounts receivable--oil and natural gas sales.....................               10,145,739                 7,008,436
    Accounts receivable--joint interest and other......................                7,278,436                 6,704,995
    Other..............................................................                2,678,029                 3,693,459
                                                                                ----------------            --------------
       Total current assets............................................               46,543,433                29,202,536
Oil and natural gas properties, at cost (full cost method):
    Proved oil and natural gas properties..............................              245,228,081               265,648,122
    Unproved oil and natural gas properties............................               35,698,549                32,464,741
                                                                                ----------------            --------------
                                                                                     280,926,630               298,112,863
    Accumulated depreciation, depletion, and amortization..............              (83,478,971)             (115,539,647)
                                                                                ----------------            --------------
       Net oil and natural gas properties..............................              197,447,659               182,573,216
Other property and equipment...........................................                4,797,737                 5,223,630
    Accumulated depreciation...........................................                 (799,136)                 (952,716)
                                                                                ----------------            --------------
       Net other property and equipment................................                3,998,601                 4,270,914
Other assets and deferred charges, net.................................                6,371,714                 6,318,282
                                                                                ----------------            --------------
    Total assets.......................................................         $    254,361,407            $  222,364,948
                                                                                ================            ==============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable-trade.............................................         $     21,725,575            $    8,947,085
    Accounts payable-revenue...........................................                7,393,127                 5,601,466
    Drilling advances..................................................                5,282,467                 2,514,391
    Accrued interest...................................................                2,956,250                 7,390,625
    Other                                                                                798,983                   520,912
                                                                                ----------------            --------------
       Total current liabilities.......................................               38,156,402                24,974,479
Long-term liabilities..................................................                1,915,305                 2,090,071
Credit facility........................................................                       --                10,000,000
10 3/4% Senior Notes due 2006, including unamortized issuance
    premium............................................................              166,396,622               166,357,095
Stockholders' equity:
    Convertible preferred stock, $1.00 par:
       Authorized shares--1,000,000
       Issued and outstanding share--171,187
       Aggregate liquidation preference--$17,187,000...................                  171,187                   171,187
    Common stock, $.01 par value:
       Authorized shares--100,000,000
       Issued and outstanding shares--40,456,320 and 40,481,320 at
         December 31, 1997 and March 31, 1998, respectively............                  404,563                   404,813
    Additional paid-in capital.........................................              112,940,414               113,033,914
    Unrealized loss on marketable securities, net......................                  (28,594)                  (28,594)
    Deficit............................................................              (65,594,492)              (94,638,017)
                                                                                ----------------            --------------
       Total stockholders' equity......................................               47,893,078                18,943,303
                                                                                ----------------            --------------
    Total liabilities and stockholders' equity.........................         $    254,361,407            $  222,364,948
                                                                                ================            ==============


                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                             ---------------------------------------
                                                                                 1997                       1998
                                                                             -------------            --------------
Revenues:
   Oil and natural gas sales.........................................        $  12,965,027            $   10,851,137
   Well operator fees and other......................................              387,736                   310,646
                                                                             -------------            --------------
                                                                                13,352,763                11,161,783
Cost and expenses:
   Lease operating...................................................            1,802,173                 2,029,267
   Oil and natural gas production taxes..............................              816,267                   736,341
   Depreciation, depletion, and amortization.........................            4,884,373                 5,714,256
   Write-down of oil and natural gas properties......................                   --                26,500,000
   General and administrative........................................            1,064,707                 1,714,709
                                                                             -------------            --------------
                                                                                 8,567,520                36,694,573
                                                                             -------------            --------------
Operating income (loss)..............................................            4,785,243              (25,532,790)
Other income (expense):
   Interest expense..................................................           (2,853,698)               (3,734,952)
   Interest income and other, net....................................              194,879                   224,217
                                                                             -------------            --------------
Income (loss) before income taxes....................................            2,126,424               (29,043,525)
Provision for income taxes...........................................              722,984                        --
                                                                             -------------            --------------
Net income (loss)....................................................            1,403,440               (29,043,525)
Preferred stock dividend requirements................................             (236,250)                 (157,095)
                                                                             -------------            --------------
Net income (loss) applicable to common shareholders..................        $   1,167,190            $   29,200,620
                                                                             =============            ==============
Net income (loss) per common share, basic and diluted................        $         .03            $         (.72)
                                                                             =============            ==============
Weighted average number of common shares outstanding................            36,094,169                40,481,320
                                                                             =============            ==============


                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                           --------------------------------------
                                                                               1997                   1998
                                                                           --------------          --------------

OPERATING ACTIVITIES
Net income (loss).....................................................     $    1,403,440          $ (29,043,525)
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation, depletion, and amortization..........................          4,884,373               5,714,256
   Write-down of oil and  natural gas properties......................                 --              26,500,000
   Amortization of loan costs and issuance premium....................            136,175                 183,121
   Amortization of deferred compensation..............................              9,482                  10,273
   Provision for deferred income taxes................................            722,984                      --
   Common stock, options, and warrants issued for services............             50,708                  24,999
Changes in operating assets and liabilities:
   Accounts receivable................................................            313,940               3,710,746
   Other current assets...............................................           (246,270)             (1,040,429)
   Accounts payable and accrued liabilities...........................          2,259,074              (2,673,850)
                                                                           --------------          --------------
   Net cash provided by operating activities..........................          9,533,906               3,385,591
                                                                           --------------          --------------

INVESTING ACTIVITIES
Purchases of other property and equipment.............................           (490,208)               (425,893)
Oil and gas acquisition, exploration, and development expenditures....        (19,779,818)            (27,517,621)
Purchases of other long-term assets...................................           (479,656)               (157,829)
Other.................................................................             (5,131)                  3,337
                                                                           --------------          --------------
   Net cash used by investing activities..............................        (20,754,813)            (28,098,006)
                                                                           --------------          --------------

FINANCING ACTIVITIES
Proceeds from credit facility.........................................                 --              10,000,000
Repayments of other long-term liabilities.............................           (772,773)                (26,918)
Proceeds from exercise of stock options and warrants..................            180,532                  93,750
Other.................................................................             (1,297)                     --
                                                                           --------------          --------------
   Net cash provided by (used by) financing activities................           (593,538)             10,066,832
                                                                           --------------          --------------
Decrease in cash and cash equivalents.................................        (11,814,445)            (14,645,583)
Cash and cash equivalents and beginning of period.....................         14,182,246              25,954,479
                                                                           --------------          --------------
Cash and cash equivalents at end of period............................     $    2,367,801          $   11,308,896
                                                                           ==============          ==============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash.................................................     $        3,474          $           --
                                                                           ==============          ==============


                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                                  UNREALIZED
                                             CONVERTIBLE                                                            (LOSS)
                                            PREFERRED STOCK                 COMMON STOCK          ADDITIONAL          ON
                                       -------------------------   ----------------------------    PAID-IN         MARKETABLE
                                         SHARES        AMOUNT           SHARES        AMOUNT       CAPITAL         SECURITIES
                                       -----------   -----------   -------------   ------------  --------------   -------------

Balance at December 31, 1997               171,187   $   171,187      40,456,320   $    404,563  $  112,940,414      $  (28,594)
   Common stock issued upon
      exercise of options........           --            --              25,000            250          93,500           --
   Net loss......................           --            --              --              --            --                --
                                       -----------   -----------   -------------   ------------  --------------   -------------
Balance at March 31, 1998........          171,187   $   171,187      40,481,320   $    404,813  $  113,033,914   $     (28,594)
                                       ===========   ===========   =============   ============  ==============   =============






                                                                TOTAL
                                                            STOCKHOLDERS'
                                          DEFICIT              EQUITY
                                       -------------        -------------

Balance at December 31, 1997            $(65,594,492)       $  47,893,078
   Common stock issued upon
      exercise of options........             --                   93,750
   Net loss......................        (29,043,525)         (29,043,525)
                                       -------------        -------------
Balance at March 31, 1998........       $(94,638,017)       $  18,943,303
                                        ============        =============


                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998


1. BASIS OF PRESENTATION

         In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of National Energy Group, Inc. (the "Company") as of December 31, 1997 and March 31, 1998, the results of operations for the three month periods ended March 31, 1997 and 1998, and the cash flows for the three month periods ended March 31, 1997 and 1998.

         The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration, and development activities. These costs totaled $336,465 for the three months ended March 31, 1997 and $446,291 for the three months ended March 31, 1998. During the three months ended March 31, 1998, the Company capitalized interest costs of $954,875 related to its unproved oil and natural gas properties.

         The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results expected for the full year.

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128") which replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share data is computed by dividing income (loss) applicable to common shareholders by the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Shares issuable upon exercise of options and warrants are included in the computation of diluted earnings per common and common equivalent share to the extent that they are dilutive. Diluted earnings per share computations also assume the conversion of the Company's preferred stock if such conversion has a dilutive effect. For the three months ended March 31, 1997 and 1998, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, both basic and diluted loss per share calculations for such periods are based on the weighted average number of common shares outstanding during each period. SFAS 128 has been applied in the computation of the loss per share data for all periods presented. However, adoption of SFAS 128 had no effect on the per share amounts previously reported for the three month period ended March 31, 1997.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998

2. ACQUISITIONS

         On March 31, 1998, the Company acquired Fortune Natural Resources Corporation's 12.5% working interest in the East Bayou Sorrel Field for $4.5 million in cash.

3. CREDIT FACILITIES

         The Company has a revolving credit agreement with a group of banks which, as amended, (the "Revised Credit Facility") provides for a borrowing base of $40.0 million. The borrowing base will be redetermined at least semiannually and may require mandated monthly principal reductions by an amount determined by the Banks from time to time. The principal is due at maturity, August 29, 2000. Interest is payable monthly and is calculated at the BankOne base rate, as determined from time to time by BankOne (which increases by .25% if the outstanding loan balance is greater than 75% of the borrowing base). The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Revised Credit Facility. The EuroDollar Rate increases by (i) 2.25% if the outstanding loan balance is greater than 75% of the borrowing base, (ii) 2.0% if the outstanding loan balance is greater than 50% but less than or equal to 75% of the borrowing base or (iii) 1.75% if the outstanding loan amount is less than 50% of the borrowing base. At March 31, 1998, the Company had $10.0 million outstanding under the Revised Credit Facility.

         The Company paid a facility fee equal to 3/4% of the initial borrowing base under the Revised Credit Facility and is required to pay a commitment fee on the unused portion of the borrowing base equal to 3/8% per annum.

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

         The Revised Credit Facility includes other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as a result of the payment thereof. In addition, if the Company is required to purchase or redeem any portion of the Notes (as hereinafter defined), or if any portion of the Notes become due, the borrowing base is subject to reduction. At March 31, 1998, the Company was not in violation of any covenants of the Revised Credit Facility.

4. 10 3/4% SENIOR NOTES DUE 2006

         In November 1996, the Company issued $100 million aggregate principal amount of unregistered 10 3/4% Series A Notes due 2006 (the "Series A Notes"). The net proceeds of the Series A Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under the predecessor to the Revised Credit Facility and to increase the Company's working capital. In 1997, the Series A Notes were exchanged for the registered 10 3/4% Series B Notes due 2006 (the "Series B Notes") which are substantially identical to the Series A Notes. Collectively, the Series A Notes and Series B Notes are referred to as the "Series A/B Notes." In August 1997, the Company issued $65.0 million aggregate principal amount of its unregistered 10 3/4% Series C Notes due 2006 (the "Series C Notes"). The net proceeds of the Series C Notes of approximately $64.8 million were used to repay approximately $23.0 million of borrowings under the Revised Credit Facility, to fund the Drilling Program (as defined), and to increase the Company's working capital. In December 1997, the Company exchanged substantially all of the Series A/B Notes and the Series C Notes for registered 10 3/4% Series D Notes due 2006 (the "Series D Notes"). The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Collectively, the Series

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998

A/B Notes, the Series C Notes, and the Series D Notes are referred to as the "Notes." The Notes bear interest at 10 3/4% per annum, payable semi-annually on May 1 and November 1. The Notes mature November 1, 2006, but may be redeemed after November 1, 2001, at the Company's option. The Indentures governing the Notes contain certain covenants, including, but not limited to covenants restricting the ability of the Company and its Restricted Subsidiaries' (as defined), to incur additional indebtedness.

5. CRUDE OIL AND NATURAL GAS PRODUCING ACTIVITIES

         At March 31, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, based on the weighted average prices of crude oil and natural gas received by the Company, resulting in a non-cash writedown of $26.5 million. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In the fourth quarter of 1996, the Company began an accelerated development and exploration program (the "Drilling Program") on its increased inventory of properties. During the three months ended March 31, 1998, the Company spent approximately $9.8 million related to the Drilling Program, of which $6.5 million was for development drilling and $3.3 million was for exploratory drilling. An additional $7.4 million was spent during the quarter for leasehold acreage, seismic costs and the acquisition of an additional 12.5% working interest in the East Bayou Sorrel Field. The Company's Drilling Program has been the primary reason for the increase in the Company's production during 1997 and the first quarter of 1998.

         The Company's results of operations and cash flows from operating activities were adversely impacted in the first quarter of 1998 by the sharp decline in commodity prices. The average price received for the Company's natural gas production declined 20.5% compared to the first quarter of 1997 and 24.6% compared to the fourth quarter of 1997. The average price received for the Company's crude oil production declined 33.5% compared to the first quarter of 1997 and 21.7% compared to the fourth quarter of 1997. A sustained period of commodity prices at current levels could have a material adverse impact on the Company's results of operations, cash flows and financial position.

RESULTS OF OPERATIONS

OVERVIEW OF PRODUCTION, SALES AND UNIT ECONOMICS

         The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and costs and expenses related to the Company's oil and natural gas production for the periods indicated.


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                      1997            1998
                                                                  ----------       -----------
Net production:
  Oil (Mbbls)..................................................          237            293
  Natural gas (Mmcf)...........................................        2,884          3,080
  Natural gas equivalent (Mmcfe)...............................        4,308          4,835

Oil and natural gas sales (in thousands):
  Oil..........................................................   $    5,198       $  4,261
  Natural gas..................................................        7,767          6,590
                                                                  ----------       --------
  Total........................................................   $   12,965       $ 10,851
                                                                  ==========       ========

Average sales price:
  Oil (per Bbl)................................................   $    21.90       $  14.57
  Natural gas (per Mcf)........................................         2.69           2.14

Unit economics (per Mcfe):
  Average sales price..........................................         3.01           2.24
  Lease operating expenses ....................................          .42            .42
  Oil and gas production taxes.................................          .19            .15
  Depreciation, depletion and amortization.....................         1.13           1.18
  General and administrative...................................          .25            .35


THREE MONTHS ENDED MARCH 31, 1997, COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1998

         Revenues. Total revenues decreased by $2.2 million (16.4%) to $11.2 million for 1998 from $13.4 million in 1997. In 1998, the Company produced 293 Mbbls of oil, an increase of 23.6% over the 237 Mbbls produced in 1997, and 3,080 Mmcf of natural gas, an increase of 6.8% over the 2,884 Mmcf produced in the same period of 1997. Production increases resulting from the Drilling Program were partially offset by the temporary shut-in of the

Company's East Bayou Sorrel Field in South Louisiana to allow for the repair of a gas line, which also reduced first quarter 1998 production by approximately 163 Mmcfe. The 1997 sale of certain non-strategic properties (the "1997 Divestiture") also reduced first quarter production by approximately 267 Mmcfe compared to 1997. Average natural gas prices declined $.55 per Mcf to $2.14 per Mcf for 1998 from $2.69 for 1997, and average oil prices declined $7.33 per barrel to $14.57 for 1998 from $21.90 for 1997. The decreases in commodity prices reduced first quarter revenues by approximately $3.8 million compared to 1997.

         Costs and Expenses. Lease operating expenses increased $.2 million (12.6%) to $2.0 million for 1998 from $1.8 million for 1997, primarily due to the increased production discussed above. Although total lease operating expenses increased, lease operating expenses per Mcfe remained constant at $.42.

         Production taxes decreased $.1 million (9.8%) to $.7 million for 1998 compared to $.8 million for 1997. This decrease resulted from the decline in total oil and natural gas revenues discussed above.

         Depreciation, depletion and amortization increased $.8 million (17.0%) to $5.7 million for 1998 compared to $4.9 million for 1997 due to the increased production. The depletion rate per Mcfe was $1.18 for 1998 compared to $1.13 for 1997. This increase in the depletion rate was due to the increase in capitalized costs resulting from the Company's Drilling Program.

         At March 31, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, resulting in a non-cash writedown of the oil and natural gas properties of $26.5 million. This writedown resulted primarily from the decline in oil and natural gas prices in the first quarter of 1998, combined with the costs incurred on unsuccessful exploratory wells drilled during such period.

         General and administrative costs increased $.6 million to $1.7 million compared to $1.1 million for 1997. The increase in general and administrative expenses is primarily due to the increase in personnel and office space due to the Company's increased operations.

         Other Income and Expenses. The increase of $.9 million in interest expense to $3.7 million for 1998 from $2.9 million for 1997 was due to the issuance of the Series C Notes issued in August of 1997, partially offset by $1.0 million of interest costs related to the Company's unproved oil and natural gas properties which was capitalized in 1998. The average balance of debt outstanding during 1998 was $165.4 million as compared to average debt outstanding of $100.0 million for 1997. The weighted average interest rate for 1998 was 10.74% compared to 10.75% for 1997.

         Net Income (Loss). The Company incurred a net loss of $29.0 million for the first quarter of 1998, compared with net income of $1.4 million for 1997. The net loss for 1998 includes a writedown of oil and natural gas properties of $26.5 million. Excluding this writedown, income declined $3.9 million in 1998 compared with 1997, primarily due to the decrease in oil and natural gas prices, the increase in depreciation, depletion and amortization and the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MARCH 31, 1997, COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1998

         Net cash provided by operating activities was $3.4 million for the three months ended March 31, 1998, compared to $9.5 million for the same period in 1997. The decline in cash flow from operating activities is primarily due to the decrease in oil and natural gas prices discussed above.

         Net cash used by investing activities was $28.1 million for 1998 compared with $20.8 million for 1997. The cash used by investing activities for 1998, included $27.5 million of expenditures for the Company's Drilling Program, leasehold and seismic costs, and the acquisition of additional interests in East Bayou Sorrel.

         Net cash provided by financing activities was $10.1 million for 1998 compared with cash used of $.6 million for the same period in 1997. The net cash provided by financing activities during 1998 consisted primarily of proceeds from borrowings under the Revised Credit Facility. In 1997, cash used by financing activities consisted primarily of repayments of long-term liabilities.

         The Company's working capital surplus at March 31, 1998, was $4.2 million compared to a working capital surplus at December 31, 1997, of $8.4 million. The decrease in working capital was due primarily to the expenditures of cash for oil and gas exploration, acquisition, and development activities.

FUTURE CAPITAL REQUIREMENTS

         The Company has made, and will continue to make, substantial capital expenditures for the exploration, acquisition, development, and exploitation of oil and natural gas reserves. Actual amounts to be expended by the Company for these activities will be dependent upon a number of factors, including oil and natural gas prices, seismic and contract service costs, availability of drilling rigs, future drilling results, and the availability of capital. Because of the decline in crude oil and natural gas prices during the first quarter of 1998, the Company is currently re-evaluating its capital budget for the remainder of 1998. The Company is not contractually committed to expend budgeted funds.

         The Company currently expects that available working capital, cash flows from operations, and available borrowings under the Revised Credit Facility will be sufficient to fund capital expenditures for its existing properties through 1998 in addition to funding interest requirements on the Notes. However, the Company would need to raise additional capital to fund any significant acquisitions.

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

10 3/4% SENIOR NOTES DUE 2006

         In November 1996, the Company issued $100 million aggregate principal amount of unregistered 10 3/4% Series A Notes due 2006 (the "Series A Notes"). The net proceeds of the Series A Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under the predecessor to the Revised Credit Facility and to increase the Company's working capital. In 1997, the Series A Notes were exchanged for the registered 10 3/4% Series B Notes due 2006 (the "Series B Notes") which are substantially identical to the Series A Notes. Collectively, the Series A Notes and Series B Notes are referred to as the "Series A/B Notes." In August 1997, the Company issued $65.0 million aggregate principal amount of its unregistered 10 3/4% Series C Notes due 2006 (the "Series C Notes"). The net proceeds of the Series C Notes of approximately $64.8 million were used to repay approximately $23.0 million of borrowings under the Revised Credit Facility, to fund the Drilling Program, and to increase the Company's working capital. In December 1997, the Company exchanged substantially all of the Series A/B Notes and the Series C Notes for registered 10 3/4% Series D Notes due 2006 (the "Series D Notes"). The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Collectively, the Series A/B Notes, the Series C Notes, and the Series D Notes are referred to as the "Notes." The Notes bear interest at 10 3/4% per annum, payable semi-annually on May 1 and November 1. The Notes mature November 1, 2006, but may be redeemed after November 1, 2001, at the Company's option. The Indentures governing the Notes contain certain covenants, including, but not limited to covenants restricting the ability of the Company and its Restricted Subsidiaries' (as defined), to incur additional indebtedness.

CREDIT FACILITIES

         The Revised Credit Facility, as amended, currently provides for a borrowing base of $40.0 million. The borrowing base will be redetermined at least semiannually and may require mandated monthly principal reductions by an amount determined by the Banks from time to time. The principal amount of any borrowings is due at maturity, August 29, 2000. Interest is payable monthly and is calculated at the Bank One base rate, as determined from time to time by Bank One (which increases by .25% if the outstanding loan balance is greater than 75% of the borrowing base). The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Revised Credit Facility. The EuroDollar Rate increases by (i) 2.25% if the outstanding loan balance is greater than 75% of the borrowing base, (ii) 2.0% if the outstanding loan balance is greater than 50% but less than or equal to 75% of the borrowing base or (iii) 1.75% if the outstanding loan amount is less than 50% of the borrowing base. At March 31, 1998, the Company had $10.0 million outstanding under the Revised Credit Facility. See Note 2 of Notes to Consolidated Financial Statements.

FINANCIAL REPORTING IMPACT OF FULL COST METHOD OF ACCOUNTING

         The Company follows the full cost method of accounting for oil and natural gas properties. Under such method, the net book value of such properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for charges which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. At March 31, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, based on the weighted average prices of crude oil and natural gas received by the Company, resulting in a non-cash writedown during the quarter of $26.5 million. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

CHANGES IN PRICES AND INFLATION

         The Company's revenues and value of its oil and natural gas properties have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

         At December 31, 1997, the Company had entered into forward sales contracts with three purchasers covering the future production of natural gas. Deliveries under these contracts are priced based on NYMEX prices less a differential whereby the Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at that time. The Company pays the cost of transportation of the natural gas to the delivery point specified in the contracts. Currently, the Company has fixed the sales prices of approximately
1.67 Bcf of gas to be delivered under these contracts during the months of April 1998 through September 1998. The average price of the natural gas for these deliveries is approximately $2.40 per Mcf.

         Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three months ended March 31, 1997 and 1998.

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

         (b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NATIONAL ENERGY GROUP, INC.


                             By:    /s/ Miles D. Bender          May 14, 1998
                               ----------------------------------
                                         Miles D. Bender
                               President and Chief Executive Officer


                             By:       /s/ Fred R. Miller        May 14, 1998
                               ----------------------------------
                                           Fred R. Miller
                                    Senior Vice President, Finance and
                                   Administration, and Chief Financial
                                                 Officer


                                      /s/ Melissa H. Rutledge    May 14, 1998
                               ----------------------------------
                                          Melissa H. Rutledge
                                   Vice President, Controller, and Chief
                                          Accounting Officer

                                INDEX TO EXHIBITS

      2.1 Agreement and Plan of Merger, dated June 6, 1996, among the Company, NEG-OK, Inc. ("NEG-OK"), and Alexander Energy Corporation ("Alexander") (1)
      2.2 First Amendment to Agreement and Plan of Merger, dated as of June 20, 1996, among the Company, NEG-OK, and Alexander (2)
      2.3 Mutual Waiver Agreement dated as of August 29, 1996 by and among the Company, NEG-OK and Alexander (3)
      3.1 Certificate of Incorporation of the Company, which includes the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 20, 1990 (4), the Certificate of Elimination of the Redeemable Convertible Preferred Stock, Series A of the Company, filed with the office of the Secretary of State of the State of Delaware on June 2, 1994 (3), the Certificate of Amendment of Certificate of Incorporation of the Company, filed with the office of the Secretary of State of the State of Delaware on August 29, 1996
          (3), the Certificate of Designations of the Company of 10% Cumulative Convertible Preferred Stock, Series B (5), the Certificate of Designations of the Company of 10 1/2% Cumulative Convertible Preferred Stock, Series (6), the Certificate of Designations of the Company of Convertible Preferred Stock, Series D (3), and the Certificate of Designations of the Company of Convertible Preferred Stock, Series E (3)
      3.2 By-laws of the Company (4)
      4.1 Certificate of Designations of the Company of 10% Cumulative Convertible Preferred Stock, Series B (5)
      4.2 Certificate of Designations of the Company of 10 1/2% Cumulative Convertible Preferred Stock, Series C (6)
      4.3 Certificate of Designations of the Company of Convertible Preferred Stock, Series D (3)
      4.4 Certificate of Designations of the Company of Convertible Preferred Stock, Series E (3)
      4.5 Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the "Guarantor"), formerly NEG-OK, and BankOne, Columbus, N.A. (7)
      4.6 Indenture dated August 21, 1997, among the Company and Bank One, N.A.
          (8)
     10.1 Executive Employment Agreement, dated March 31, 1998, between the Company and Chuck L. Elsey (10)
     10.2 Executive Employment Agreement, dated April 13, 1998, between the Company and Kent Lueders (10)
       11 Computation of Earnings Per Share (10)
     27.1 Financial Data Schedule (9)
-----------

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

(8) Incorporated by reference to the Company's Form S-4 (No. 333-38075), filed October 16, 1997.

(9)  The Financial Data Schedule, is filed herewith for EDGAR filings only.

(10) Filed herewith.