Form 10-Q
period 1998-06-30
NATIONAL ENERGY GROUP INC
filed 1998-08-14
CIK 870756

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


       40,481,320 shares of the registrant's Common Stock, $0.01 par value, were outstanding on August 12, 1998.

================================================================================

                           NATIONAL ENERGY GROUP, INC.

                                      INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets at December 31, 1997 and June 30, 1998
                (Unaudited)........................................................................      1
           Consolidated Statements of Operations for the three and six  months ended
                June 30, 1997 and 1998 (Unaudited).................................................      2
           Consolidated Statements of Cash Flows for the six months
                ended June 30, 1997 and 1998 (Unaudited)...........................................      3
           Consolidated Statement of Stockholders' Equity for the six months ended
                June 30, 1998 (Unaudited)..........................................................      4
           Notes to Consolidated Financial Statements (Unaudited)..................................      5
Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations..........................................................      8

                                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................     13
Item 4.    Submission of Matters to a Vote of Security Holders.....................................     13
ITEM 5.    Other Information.......................................................................     14
Item 6.    Exhibits and Reports on Form 8-K........................................................     14

                           NATIONAL ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             DECEMBER 31,      JUNE 30,
                                                                                1997             1998
                                                                            ------------     ------------
                                                ASSETS

Current assets:
     Cash and cash equivalents ..........................................   $ 25,954,479     $   1,063,731
     Marketable securities ..............................................        486,750           472,000
     Accounts receivable--oil and natural gas sales .....................     10,145,739         7,295,512
     Accounts receivable--joint interest and other ......................      7,278,436         4,875,183
     Other ..............................................................      2,678,029         3,108,614
                                                                            ------------     -------------
         Total current assets ...........................................     46,543,433        16,815,040
Oil and natural gas properties, at cost (full cost method):
     Proved oil and natural gas properties ..............................    245,228,081       276,599,344
     Unproved oil and natural gas properties ............................     35,698,549        34,816,367
                                                                            ------------     -------------
                                                                             280,926,630       311,415,711
     Accumulated depreciation, depletion, and amortization ..............    (83,478,971)     (145,941,809)
                                                                            ------------     -------------
         Net oil and natural gas properties .............................    197,447,659       165,473,902
Other property and equipment ............................................      4,797,737         5,485,862
     Accumulated depreciation ...........................................       (799,136)       (1,098,360)
                                                                            ------------     -------------
         Net other property and equipment ...............................      3,998,601         4,387,502
Other assets and deferred charges, net ..................................      6,371,714         6,206,222
                                                                            ------------     -------------
     Total assets .......................................................   $254,361,407     $ 192,882,666
                                                                            ============     =============
                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable-trade .............................................   $ 21,725,575     $   5,119,046
     Accounts payable-revenue ...........................................      7,393,127         5,665,056
     Drilling advances ..................................................      5,282,467           614,586
     Accrued interest ...................................................      2,956,250         2,956,250
     Other ..............................................................        798,983           776,485
                                                                            ------------     -------------
         Total current liabilities ......................................     38,156,402        15,131,423
Long-term liabilities ...................................................      1,915,305         1,787,120
Credit facility .........................................................           --          20,000,000
10 3/4% Senior Notes due 2006, including unamortized issuance premium ...    166,396,622       166,317,568

Stockholders' equity:
     Convertible preferred stock, $1.00 par:
         Authorized shares--1,000,000
         Issued and outstanding share--171,187
         Aggregate liquidation preference--$17,187,000 ..................        171,187           171,187
     Common stock, $.01 par value:
         Authorized shares--100,000,000
         Issued and outstanding shares--40,456,320 and 40,481,320 at
            December 31, 1997 and June 30, 1998, respectively ...........        404,563           404,813
     Additional paid-in capital .........................................    112,940,414       113,033,914
     Unrealized loss on marketable securities, net ......................        (28,594)          (43,344)
     Deficit ............................................................    (65,594,492)     (123,920,015)
                                                                            ------------     -------------
         Total stockholders' equity (deficit) ...........................     47,893,078       (10,353,445)
                                                                            ------------     -------------
     Total liabilities and stockholders' equity .........................   $254,361,407     $ 192,882,666
                                                                            ============     =============


                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                  ----------------------------      ----------------------------
                                                                      1997            1998              1997             1998
Revenues:
   Oil and natural gas sales ................................     $11,782,265     $ 10,828,088      $24,747,292     $ 21,679,225
   Well operator fees and other .............................         342,808          197,317          730,544          507,963
                                                                  -----------     ------------      -----------     ------------
                                                                   12,125,073       11,025,405       25,477,836       22,187,188
Cost and expenses:
   Operating costs ..........................................       2,411,354        3,184,998        5,029,794        5,950,606
   Depreciation, depletion, and amortization ................       5,813,014        5,994,831       10,806,111       11,932,879
   Write-down of oil and natural gas properties .............            --         24,800,000             --         51,300,000
   Restructuring charge .....................................            --            598,247             --            598,247
   General and administrative ...............................       1,148,851        1,727,213        2,213,558        3,441,922
                                                                  -----------     ------------      -----------     ------------
                                                                    9,373,219       36,305,289       18,103,463       73,223,654
                                                                  -----------     ------------      -----------     ------------
Operating income (loss) .....................................       2,751,854      (25,279,884)       7,374,373      (51,036,466)
Other income (expense):
   Interest expense .........................................      (2,106,643)      (3,748,308)      (4,797,617)      (7,259,467)
   Interest income and other, net ...........................          43,255           60,379          238,134          284,595
                                                                  -----------     ------------      -----------     ------------
Income (loss) before income taxes ...........................         688,466      (28,967,813)       2,814,890      (58,011,338)
Provision for income taxes ..................................         234,028             --            957,012             --
                                                                  -----------     ------------      -----------     ------------
Net income (loss) ...........................................         454,438      (28,967,813)       1,857,878      (58,011,338)
Preferred stock dividend requirements .......................        (236,250)        (157,095)        (472,500)        (314,185)
                                                                  -----------     ------------      -----------     ------------
Net income (loss) applicable to common shareholders .........     $   218,188     $(29,124,908)     $ 1,385,378     $(58,325,523)
                                                                  ===========     ============      ===========     ============

Net income (loss) per common share, basic and diluted .......     $       .00     $       (.72)     $       .03     $      (1.44)
                                                                  ===========     ============      ===========     ============

Weighted average number of common shares outstanding ........      36,148,855     $ 40,481,320       36,138,936       40,481,320
                                                                  ===========     ============      ===========     ============


                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            ----------------------------
                                                                                1997            1998
                                                                            ------------     -----------
OPERATING ACTIVITIES
Net income (loss) .......................................................   $  1,857,877    $ (58,011,338)
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation, depletion, and amortization ...........................     10,882,030      11,931,734
    Write-down of oil and  natural gas properties .......................           --        51,300,000
    Amortization of issuance premium ....................................           --           (79,056)
    Amortization of deferred compensation ...............................         19,156          20,761
    Provision for deferred income taxes .................................        957,010            --
    Common stock, options, and warrants issued for services .............         84,260          66,405
    Other ...............................................................           --           256,244
Changes in operating assets and liabilities:
    Accounts receivable .................................................     (4,609,240)      5,259,991
    Other current assets ................................................       (531,104)       (736,827)
    Accounts payable and accrued liabilities ............................     (2,373,974)    (12,861,264)
                                                                            ------------    ------------
    Net cash provided by (used in) operating activities .................      6,226,015      (2,853,351)
                                                                            ------------    ------------
INVESTING ACTIVITIES
Purchases of other property and equipment ...............................       (634,500)       (718,174)
Oil and gas acquisition, exploration, and development expenditures ......    (38,914,981)    (40,820,469)
Purchases of other long-term assets .....................................       (553,802)       (261,414)
Other ...................................................................         (3,457)         10,013
                                                                            ------------    ------------
    Net cash used in investing activities ...............................    (40,106,740)    (41,790,044)
                                                                            ------------    ------------
FINANCING ACTIVITIES
Proceeds from credit facility ...........................................           --        25,000,000
Repayments of credit facility ...........................................           --        (5,000,000)
Proceeds from issuance of 103/4% Notes due 2006, net ....................     32,978,502            --
Repayments of other long-term liabilities ...............................       (772,026)        (26,918)
Proceeds from exercise of stock options and warrants ....................        227,282          93,750
Preferred stock dividends ...............................................       (472,500)       (314,185)
                                                                            ------------    ------------
    Net cash provided by financing activities ...........................     31,957,728      19,752,647
                                                                            ------------    ------------
Decrease in cash and cash equivalents ...................................     (1,923,467)    (24,890,748)
Cash and cash equivalents and beginning of period .......................     14,182,246      25,954,479
                                                                            ------------    ------------
Cash and cash equivalents at end of period ..............................   $ 12,258,779    $  1,063,731
                                                                            ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash ...................................................   $  5,378,708    $  9,077,517
                                                                            ============    ============


                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                             CONVERTIBLE
                                                           PREFERRED STOCK                COMMON STOCK
                                                     ---------------------------   ---------------------------
                                                        SHARES         AMOUNT         SHARES         AMOUNT
                                                     ------------   ------------   ------------   ------------
Balance at December 31, 1997 .....................        171,187   $    171,187     40,456,320   $    404,563
    Common stock issued upon exercise of options
                                                             --             --           25,000            250
    Dividends on Series B
       Preferred Stock ...........................           --             --             --             --
    Dividends on Series C
       Preferred Stock ...........................           --             --             --             --
    Unrealized loss on marketable
       securities ................................           --             --             --             --
    Net loss .....................................           --             --             --             --
                                                     ------------   ------------   ------------   ------------
Balance at June 30, 1998 .........................        171,187   $    171,187     40,481,320   $    404,813
                                                     ============   ============   ============   ============


                                                                     UNREALIZED
                                                                        LOSS                           TOTAL
                                                      ADDITIONAL         ON                         STOCKHOLDERS'
                                                       PAID-IN       MARKETABLE                        EQUITY
                                                       CAPITAL       SECURITIES       DEFICIT         (DEFICIT)
                                                     ------------   ------------    ------------    ------------
Balance at December 31, 1997 .....................   $112,940,414   $    (28,594)   $(65,594,492)   $ 47,893,078
    Common stock issued upon exercise of options           93,500           --              --            93,750
    Dividends on Series B
       Preferred Stock ...........................           --             --          (193,435)       (193,435)
    Dividends on Series C
       Preferred Stock ...........................           --             --          (120,750)       (120,750)
    Unrealized loss on marketable
       securities ................................           --             --              --              --
    Net loss .....................................           --          (14,750)    (58,011,338)    (58,011,338)
                                                     ------------   ------------    ------------    ------------
Balance at June 30, 1998 .........................   $113,033,914   $    (43,344)   $(123,920,015)  $(10,353,445)
                                                     ============   ============    ============    ============


                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998

1. BASIS OF PRESENTATION

            In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of National Energy Group, Inc. (the "Company") as of December 31, 1997 and June 30, 1998, the results of operations for the three- and six-month periods ended June 30, 1997 and 1998, and the cash flows for the six month periods ended June 30, 1997 and 1998.

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

            The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration, and development activities. These costs totaled $336,465 and $672,936 for the three- and six-month periods ended June 30, 1997, respectively, and $446,291 and $984,588 for the three- and six-month periods ended June 30, 1998, respectively. The Company capitalized interest costs $726,000 for the three- and six-month periods ended June 30, 1997, and $955,000 and $1,919,000 for the three- and six-month periods ended June 30, 1998, related to its unproved oil and natural gas properties.

            Certain previously reported amounts have been reclassified to conform with the current presentation.

            The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results expected for the full year.

            In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128") which replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share data is computed by dividing income (loss) applicable to common shareholders by the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Shares issuable upon exercise of options and warrants are included in the computation of diluted earnings per share to the extent that they are dilutive. Diluted earnings per share computations also assume the conversion of the Company's preferred stock if such conversion has a dilutive effect. For the three- and six-month periods ended June 30, 1997 and 1998, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, both basic and diluted loss per share calculations for such periods are based on the weighted average number of common shares outstanding during each period. SFAS 128 has been applied in the computation of the loss per share data for all periods presented. However, adoption of SFAS 128 had no effect on the per share amounts previously reported for three- and the six-month periods ended June 30, 1997.

            In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because the Company currently does not use or anticipate using derivatives, management does not anticipate that the adoption of the new Statement will have an effect on earnings or the financial position of the Company.

2. ACQUISITIONS

            On March 31, 1998, the Company acquired Fortune Natural Resources Corporation's 12.5% working interest in the East Bayou Sorrel Field for $4.5 million in cash.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998

3. CREDIT FACILITIES

            The Company has a revolving credit agreement with a group of banks which, as amended, (the "Revised Credit Facility") provides for a borrowing base of $40.0 million. The borrowing base will be redetermined at least semiannually and may require mandated monthly principal reductions by an amount determined by the Banks from time to time. The principal is due at maturity, August 29, 2000. Interest is payable monthly and is calculated at the BankOne base rate, as determined from time to time by BankOne (which increases by .25% if the outstanding loan balance is greater than 75% of the borrowing base). The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Revised Credit Facility. The EuroDollar Rate increases by (i) 2.25% if the outstanding loan balance is greater than 75% of the borrowing base, (ii) 2.0% if the outstanding loan balance is greater than 50% but less than or equal to 75% of the borrowing base or (iii) 1.75% if the outstanding loan amount is less than 50% of the borrowing base. At June 30, 1998, the Company had $20.0 million outstanding under the Revised Credit Facility.

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

            The Revised Credit Facility includes other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as a result of the payment thereof. In addition, if the Company is required to purchase or redeem any portion of the Notes (as hereinafter defined), or if any portion of the Notes become due, the borrowing base is subject to reduction. At June 30, 1998, the Company was not in violation of any covenants of the Revised Credit Facility.

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

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998

A/B Notes, the Series C Notes, and the Series D Notes are referred to as the "Notes." The Notes bear interest at 10 3/4% per annum, payable semi-annually on May 1 and November 1. The Notes mature November 1, 2006, but may be redeemed after November 1, 2001, at the Company's option.

            The Indenture governing the Senior Notes contains certain covenants limiting the Company, with respect to the following: (i) assets sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries; (viii) mergers and consolidations; and (ix) transactions with affiliates.

5. CRUDE OIL AND NATURAL GAS PRODUCING ACTIVITIES

            At March 31, 1998 and June 30, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, based on the weighted average prices of crude oil and natural gas received by the Company, resulting in a non-cash writedowns of $26.5 million and $24.8 million during the three-month periods ended March 31, 1998 and June 30, 1998, respectively. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            The Company's results of operations and cash flows from operating activities were adversely impacted during the first six months of 1998 by declines in the prices received for oil and natural gas. The average price received for the Company's crude oil production declined 32.7% compared to the first six-months of 1997 and 24.9% compared to the second six-months of 1997. The average price received for the Company's natural gas production declined 6.0% compared to the first six months of 1997 and 13.4% compared to the second six-months of 1997. A sustained period of commodity prices at current levels would have a material adverse impact on the Company's results of operations, cash flows and financial position.

RESULTS OF OPERATIONS

OVERVIEW OF PRODUCTION, SALES AND UNIT ECONOMICS

            The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and costs and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------     ---------------------------
                                                               1997             1998            1997            1998
                                                            -----------     -----------     -----------     -----------
Net production:
  Oil (Mbbls) .........................................             261             335             498             628
  Natural gas (Mmcf) ..................................           3,390           2,913           6,274           5,993
  Natural gas equivalent (Mmcfe) ......................           4,956           4,925           9,264           9,760

Oil and natural gas sales (in thousands):
  Oil .................................................     $     4,941     $     4,322     $    10,139     $     8,583
  Natural gas .........................................           6,841           6,506          14,608          13,096
                                                            -----------     -----------     -----------     -----------
  Total ...............................................     $    11,782     $    10,828     $    24,747     $    21,679
                                                            ===========     ===========     ===========     ===========
Average sales price:
  Oil (per Bbl) .......................................     $     18.92     $     12.90     $     20.34     $     13.67
  Natural gas (per Mcf) ...............................            2.02            2.23            2.33            2.19

Unit economics (per Mcfe):
  Average sales price .................................            2.38            2.20            2.67            2.22
  Operating expenses ..................................             .49             .65             .54             .61
  Depreciation, depletion and amortization ............            1.13            1.17            1.14            1.18
  General and administrative ..........................              23             .39             .24             .35

THREE MONTHS ENDED JUNE 30, 1998, COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

            Revenues. Total revenues decreased by $1.1 million (9.1%) to $11.0 million for 1998 from $12.1 million in 1997. In 1998, the Company produced 335 Mbbls of oil, an increase of 28.4% over the 261 Mbbls produced in 1997. The Company produced 2,913 Mmcf of natural gas in 1998, a decrease of 14.1% from the 3,390 Mmcf produced in the same period of 1997. Aggregate production increases resulting from the Company's drilling program during 1997 and 1998 ("Drilling Program") were partially offset by the temporary shut-in of the Company's East Bayou Sorrel Field in South Louisiana to allow for the repair of a gas line, which reduced second quarter 1998 production by approximately 128 Mmcfe. This impact was partially offset by the acquisition on March 31, 1998 of an additional 12.5% working interest in the East Bayou Sorrel Field which increased 1998 production approximately 112 Mmcfe. The 1997 sale of certain non-strategic properties (the "1997 Divestiture") also reduced 1998 second quarter production by approximately 262 Mmcfe compared to 1997. In addition, natural gas production was also impacted by the natural decline in production rates at the Company's properties in Oklahoma and East Texas. Average natural gas prices increased $.21 per Mcf to $2.23 per Mcf for 1998 from $2.02 for 1997, and average oil prices declined $6.02 per barrel to $12.90 for 1998 from $18.92 for 1997. The decreases in average prices reduced second quarter 1998 revenues by approximately $1.2 million compared to 1997.

            Costs and Expenses. Operating costs, including production taxes, increased $.8 million to $3.2 million for 1998 from $2.4 million for 1997, primarily due to additional workover and maintenance activities during 1998 implemented to maintain or increase current production levels. As a result, operating costs per Mcfe increased $.16 to $.65 for 1998 from $.49 for 1997.

            Depreciation, depletion and amortization increased $.1 million (1.7%) to $5.8 million for 1998 compared to $5.7 million for 1997 due to the increase in the depletion rate per Mcfe which was $1.17 for 1998 compared to $1.13 for 1997. This increase in the depletion rate was due to the increase in capitalized costs resulting from the Company's Drilling Program.

            At June 30, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, resulting in a non-cash writedown of the Company's oil and natural gas properties of $24.8 million for the three months ended June 30, 1998. This writedown resulted primarily from the decline in oil and natural gas prices during the quarter, combined with the costs incurred on unsuccessful exploratory wells drilled during the period. As a result of the writedown, the Company expects its depletion rate per Mcfe to decrease to $1.05 for the third quarter of 1998.

            In the second quarter of 1998, the Company recorded a non-recurring charge of approximately $598,000 for severance and related costs resulting from the restructuring of its management team.

            General and administrative costs increased $.6 million to $1.7 million compared to $1.1 million for 1997. The increase in general and administrative expenses is primarily due to increased personnel and office space due to the increased scope of the Company's operations.

            Other Income and Expenses. The increase of $1.7 million in interest expense to $4.0 million for 1998 from $2.3 million for 1997 was due to the issuance of the Series C Notes issued in August of 1997 and interest on borrowings under the Revised Credit Facility, partially offset by an increase of $.2 million of interest costs which were capitalized in 1998 related to the Company's unproved oil and natural gas properties. The average balance of debt outstanding during 1998 was $178.5 million as compared to average debt outstanding of $100.0 million for 1997. The weighted average interest rate for 1998 was 10.5% compared to 10.3% for 1997.

            Net Income (Loss). The Company incurred a net loss of $29.0 million for 1998, compared with net income of $.4 million for 1997. The net loss for 1998 includes a writedown of oil and natural gas properties of $24.8 million and a non-recurring restructuring charge of $598,000. Excluding these charges, net income declined $4.3 million in 1998 compared with 1997, primarily due to the decrease in revenues and the increase in interest expense discussed above.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

            Revenues. Total revenues decreased by $3.3 million (12.9%) to $22.2 million for 1998 from $25.5 million in 1997. In 1998, the Company produced 628 Mbbls of oil, an increase of 26.1% over the 498 Mbbls produced in 1997. The Company produced 5,993 Mmcf of natural gas in 1998, a decrease of 4.4% from the 6,274 Mmcf produced in the same period of 1997. Production increases resulting from Company's Drilling Program were partially offset by the temporary shut-in of the Company's East Bayou Sorrel Field in South Louisiana to allow for the repair of a gas line, which reduced 1998 production by approximately 291 Mmcfe. This impact was partially offset by the acquisition on March 31, 1998 of an additional 12.5% working interest in the East Bayou Sorrel Field which increased 1998 production approximately 112 Mmcfe. The 1997 sale of certain non-strategic properties (the "1997 Divestiture") also reduced the 1998 production by approximately 529 Mmcfe compared to 1997. In addition, natural gas production was also impacted by the natural decline in production rates from the Company's properties in Oklahoma and East Texas. Average natural gas prices declined $.14 per Mcf to $2.19 per Mcf for 1998 from $2.33 for 1997, and average oil prices declined $6.67 per barrel to $13.67 for 1998 from $20.34 for 1997. The decreases in average prices reduced 1998 revenues by approximately $5.0 million compared to 1997.

            Costs and Expenses. Operating costs, including production taxes, increased $.9 million to $5.9 million for 1998 from $5.0 million for 1997, primarily due to the increased oil production discussed above and additional workover and maintenance activities during 1998 which were implemented to maintain or increase current production levels. As a result, operating costs per Mcfe increased $.07 to $.61 for 1998 from $.54 for 1997.

            Depreciation, depletion and amortization increased $.9 million (8.5%) to $11.5 million for 1998 compared to $10.6 million for 1997 due to the increase in the depletion rate per Mcfe of $1.18 for 1998 compared to $1.14 for 1997. This increase in the depletion rate was due to the increase in capitalized costs resulting from the Company's Drilling Program.

            At March 31, 1998 and June 30, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, resulting in a non-cash writedowns of the oil and natural gas properties totaling $51.3 million for the six months ended June 30, 1998. These writedowns resulted primarily from the decline in oil and natural gas prices in 1998, combined with the costs incurred on unsuccessful exploratory wells drilled during the period.

            In the second quarter of 1998, the Company recorded a non-recurring charge of approximately $598,000 for severance and related costs resulting from the restructuring of its management team.

            General and administrative costs increased $1.2 million to $3.4 million compared to $2.2 million for 1997. The increase in general and administrative expenses is primarily due to increased personnel and office space due to the increase in the scope of the Company's operations.

            Other Income and Expenses. The increase of $2.6 million in interest expense to $7.7 million for 1998 from $5.1 million for 1997 was due to the issuance of the Series C Notes issued in August of 1997 and interest on borrowings under the Revised Credit Facility, partially offset by an increase of $1.2 million of interest costs which were capitalized in 1998 related to the Company's unproved oil and natural gas properties. The average balance of debt outstanding during 1998 was $171.9 million as compared to average debt outstanding of $100.0 million for 1997. The weighted average interest rate for 1998 was 10.6% compared to 10.5% for 1997.

            Net Income (Loss). The Company incurred a net loss of $58.0 million for 1998, compared with net income of $1.8 million for 1997. The net loss for 1998 includes writedowns of oil and natural gas properties aggregating $51.3 million and a nonrecurring restructuring charge of $598,000. Excluding these charges, net income declined $7.9 million in 1998 compared with 1997, primarily due to the decrease in revenues, the increase in depreciation, depletion and amortization and the increase in interest expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED JUNE 30, 1998, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

            Net cash used in operating activities was $2.9 million for the six months ended June 30, 1998, compared to net cash provided by operating activities of $6.2 million for the same period in 1997. Net cash flow from operating activities before changes in operating assets and liabilities decreased to $5.5 million in 1998 from $13.7 million in 1997. The decline in cash flows from operating activities is primarily due to the decrease in operating income, excluding non cash charges, and the increase in interest expense discussed above.

            Net cash used in investing activities was $41.8 million for 1998 compared with $40.1 million for 1997. The cash used by investing activities for 1998, included $40.8 million of expenditures for the Company's Drilling Program, leasehold and seismic costs, and the acquisition of additional interests in East Bayou Sorrel.

            Net cash provided by financing activities was $19.8 million for 1998 compared $32.0 million for 1997. The net cash provided by financing activities during 1998 consisted primarily of proceeds from borrowings under the Revised Credit Facility. In 1997, net cash provided by financing activities consisted primarily of proceeds from the issuance of additional 10 3/4% Notes due 2006.

CREDIT FACILITIES

            The Revised Credit Facility, as amended, currently provides for a borrowing base of $40.0 million. The borrowing base will be redetermined at least semiannually and may require mandated monthly principal reductions by an amount determined by the Banks from time to time. The principal amount of any borrowings is due at maturity, August 29, 2000. Interest is payable monthly and is calculated at the Bank One base rate, as determined from time to time by Bank One (which increases by .25% if the outstanding loan balance is greater than 75% of the borrowing base). The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Revised Credit Facility. The EuroDollar Rate increases by (i) 2.25% if the outstanding loan balance is greater than 75% of the borrowing base, (ii) 2.0% if the outstanding loan balance is greater than 50% but less than or equal to 75% of the borrowing base or (iii) 1.75% if the outstanding loan amount is less than 50% of the borrowing base. At June 30, 1998, the Company had $20.0 million outstanding under the Revised Credit Facility.

            The Company has granted liens to the Banks on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and natural gas properties. The Credit Facility requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage ratio, a current ratio, and a minimum tangible net worth.

            The Revised Credit Facility contains other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as a result of the payment thereof. In addition, if the Company is required to purchase or redeem any portion of the Notes, or if any portion of the Notes become due, the borrowing base is subject to reduction. At June 30, 1998, the Company was not in violation of any covenants of the Revised Credit Facility.

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

       The Indenture governing the Senior Notes contains certain covenants limiting the Company, with respect to the following: (i) assets sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries; (viii) mergers and consolidations; and (ix) transactions with affiliates.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

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

            At current prices for oil and natural gas, the Company currently expects available working capital, cash flows from operations, and available borrowings under the Revised Credit Facility will be sufficient to fund planned capital expenditures for its existing properties through 1998, in addition to funding interest requirements on its outstanding indebtedness. However, if the prices for oil and natural gas decline further, or if additional borrowings under the Revised Credit Facility were not available, the Company may not be able to develop and explore its properties as currently planned.

            If required, the Company will seek additional capital from equity and debt offerings or joint ventures to develop and explore its properties. There is no assurance that the Company will be able to access additional capital or that, if available, it will be at prices or on terms acceptable to the Company.

            Should the Company be unable to access the capital markets or should sufficient cash flows and capital not be available, the development and exploration of the Company's properties could be delayed or reduced and, accordingly, oil and natural gas revenues and operating results may be adversely affected. Such developments could also impact the ability of the Company to meet its obligations on its existing indebtedness.

FINANCIAL REPORTING IMPACT OF FULL COST METHOD OF ACCOUNTING

            The Company follows the full cost method of accounting for oil and natural gas properties. Under such method, the net book value of such properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for charges which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. At March 31, 1998 and June 30, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, based on the weighted average prices of crude oil and natural gas received by the Company, resulting in non-cash writedowns aggregating $51.3 million. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

CHANGES IN PRICES AND INFLATION

            The Company's revenues and value of its oil and natural gas properties have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

            At December 31, 1997, the Company had entered into forward sales contracts with three purchasers covering the future production of natural gas. Deliveries under these contracts are priced based on NYMEX prices less a differential whereby the Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at that time. The Company pays the cost of transportation of the natural gas to the delivery point specified in the contracts. Currently, the Company has fixed the sales prices of approximately 790,000 Mcf of gas to be delivered under these contracts during the months of July 1998 through September 1998. The average price of the natural gas for these deliveries is approximately $2.45 per Mcf.

            Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the six months ended June 30, 1997 and 1998.

YEAR 2000

            The Company has reviewed the computer systems in order to evaluate necessary modifications for the year 2000 and expects that it will not incur material expenditures to complete such modifications.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On June 4, 1998, an annual meeting of the shareholders of the Company was held. George B. McCullough, Norman C. Miller, Miles D. Bender, Robert H. Kite, George N. McDonald, Jim L. David, and Bob G. Alexander were elected directors at such annual meeting to serve for a term of one year until the next annual meeting of shareholders and until their successors are duly elected or appointed and qualified or until their death, resignation or removal. In addition, the holders of a majority, a majority of the holders of the Series C Preferred Stock appointed Elwood W. Schafer as director and the holders of the Series D Preferred Stock appointed Robert J. Mitchell as director of the Company.

            At the meeting, three proposals were voted upon and the following sets forth the number of votes that were cast for and against the proposals and the number of abstentions and broker no votes on the proposals:

            (i) Proposal to elect seven nominees as directors of the Company to serve until the next annual meeting of shareholders:

                                                                          NAME OF DIRECTORS
                                    ----------------------------------------------------------------------------------------
                                     JIM L.      BOB G.      MILES D.    ROBERT H.      GEORGE B.    GEORGE N.     NORMAN C.
                                     DAVID     ALEXANDER     BENDER        KITE       McCULLOUGH     MCDONALD       MILLER
For                                34,571,906  34,595,274    34,568,743  34,568,493   34,561,739    34,564,756     34,561,626
Against                               249,907     226,539       253,070     253,320      260,074       257,057        260,187
                                   ----------  ----------    ----------  ----------   ----------    ----------     ----------
Total                              34,821,813  34,821,813    34,821,813  34,821,813   34,821,813    34,821,813     34,821,813
                                   ==========  ==========    ==========  ==========   ==========    ==========     ==========

       (ii) To approve the adoption of the National Energy Group, Inc. 1996 Employee Stock Purchase Plan (the "1996 Plan") under which employees of the Company will be able to purchase Stock through accumulated payroll deductions at a discount. The Plan authorizes and reserves for issuance of 500,000 shares of the Company's Common Stock, which may be purchased pursuant to the terms of the Plan.

            For..................................................... 33,952,448
            Against.................................................    646,217
            Abstain.................................................    223,148
                                                                     ----------
                Total............................................... 34,821,813

       (iii) Proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the current fiscal year ended
              December 31, 1998.

            For..................................................... 34,575,116
            Against.................................................    161,451
            Abstain.................................................     85,246
                                                                     ----------
                Total............................................... 34,821,813

             There were no broker non-votes with respect to any of the proposals.

ITEM 5.  OTHER INFORMATION

            Shareholders who wish to include proposals for action at the Company's 1999 annual meeting of shareholders in next year's proxy statement must, in addition to other applicable requirements cause their proposals to be received in writing by the Company at its address set forth on the cover of this Form 10-Q no later than March 15, 1999, rather than December 20, 1998 as originally stated in the Company's Proxy Statement related to its Annual Meeting held June 4, 1998. Such proposals should be addressed to the Company's Secretary and may be included in next year's proxy statement if they comply with certain rules and regulations promulgated by the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

            The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

            (b) No reports on Form 8-K were filed during the six months ended June 30, 1998.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   NATIONAL ENERGY GROUP, INC.


                   By:          /s/ Miles D. Bender            August 14, 1998
                        ------------------------------------
                                  Miles D. Bender
                        Chairman and Chief Executive Officer


                   By:           /s/ Fred R. Miller            August 14, 1998
                        -------------------------------------
                                   Fred R. Miller
                        Senior Vice President, Finance and
                                Administration, and
                              Chief Financial Officer


                                 /s/ Melissa H. Rutledge       August 14, 1998
                        -------------------------------------
                                   Melissa H. Rutledge
                         Vice President, Controller, and Chief
                                   Accounting Officer

                                INDEX TO EXHIBITS

        2.1 Agreement and Plan of Merger, dated June 6, 1996, among the Company, NEG-OK, Inc. ("NEG-OK"), and Alexander Energy Corporation ("Alexander") (1)
        2.2 First Amendment to Agreement and Plan of Merger, dated as of June 20, 1996, among the Company, NEG-OK, and Alexander (2)
        2.3 Mutual Waiver Agreement dated as of August 29, 1996 by and among the Company, NEG-OK and Alexander (3)
        3.1 Certificate of Incorporation of the Company, which includes the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 20, 1990 (4), the Certificate of Elimination of the Redeemable Convertible Preferred Stock, Series A of the Company, filed with the office of the Secretary of State of the State of Delaware on June 2, 1994 (3), the Certificate of Amendment of Certificate of Incorporation of the Company, filed with the office of the Secretary of State of the State of Delaware on August 29, 1996 (3), the Certificate of Designations of the Company of 10% Cumulative Convertible Preferred Stock, Series B (5), the Certificate of Designations of the Company of 10 1/2% Cumulative Convertible Preferred Stock, Series (6), the Certificate of Designations of the Company of Convertible Preferred Stock, Series D (3), and the Certificate of Designations of the Company of Convertible Preferred Stock, Series E (3)
        3.2   By-laws of the Company (4)
        4.1 Certificate of Designations of the Company of 10% Cumulative Convertible Preferred Stock, Series B (5)
        4.2 Certificate of Designations of the Company of 10 1/2 % Cumulative Convertible Preferred Stock, Series C (6)
        4.3 Certificate of Designations of the Company of Convertible Preferred Stock, Series D (3)
        4.4 Certificate of Designations of the Company of Convertible Preferred Stock, Series E (3)
        4.5 Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the "Guarantor"), formerly NEG-OK, and BankOne, Columbus, N.A. (7)
        4.6 Indenture dated August 21, 1997, among the Company and Bank One, N.A. (8)
       10.1 Executive Employment Agreement, dated April 13, 1998, between the Company and Kent Lueders (9)
       10.2 Executive Employment Agreement, dated June 1, 1998, between the Company and Leslie J. Wylie (10)
       11.1   Computation of Earnings Per Share (10)
       27.1   Financial Data Schedule (11)

----------

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

(5) Incorporated by reference to the Company's Current Report on Form 8-K, dated June 17, 1994.

(6) Incorporated by reference to the Company's Current Report on Form 8-K, dated July 18, 1995.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(8) Incorporated by reference to the Company's Form S-4 (No. 333-38075), filed October 16, 1997.

(9) Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended March 31, 998.

(10)   Filed herewith.

(11)   The Financial Data Schedule, is filed herewith for EDGAR filings only.