Form 10-Q
period 1998-09-30
NATIONAL ENERGY GROUP INC
filed 1998-11-16
CIK 870756

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                            -------------------------


         40,707,222 shares of the registrant's Common Stock, $0.01 par value, were outstanding on November 10, 1998.

================================================================================

                           NATIONAL ENERGY GROUP, INC.

                                      INDEX


                                                                                                  PAGE NO.
                                                                                                  --------
PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements
               Consolidated Balance Sheets at December 31, 1997 and September 30, 1998
                  (Unaudited).....................................................................    1
               Consolidated Statements of Operations for the three and nine months ended
                  September 30, 1997 and 1998 (Unaudited).........................................    2
               Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 1997 and 1998 (Unaudited)...................................    3
               Consolidated Statement of Stockholders' Equity (Deficit) for the nine months ended
                  September 30, 1998 (Unaudited)..................................................    4
               Notes to Consolidated Financial Statements (Unaudited).............................    5
Item 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................   10

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings..................................................................   16
Item 5.        Other Information..................................................................   16
Item 6.        Exhibits and Reports on Form 8-K...................................................   16

                           NATIONAL ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                                                                  DECEMBER 31,       SEPTEMBER 30,
                                                                                     1997               1998
                                                                                 --------------     --------------
Current assets:
    Cash and cash equivalents ...............................................    $   25,954,479     $    5,465,695
    Marketable securities ...................................................           486,750            324,500
    Accounts receivable--oil and natural gas sales ..........................        10,145,739          4,515,982
    Accounts receivable--joint interest and other ...........................         7,278,436          4,436,369
    Other ...................................................................         2,678,029          1,632,687
                                                                                 --------------     --------------
       Total current assets .................................................        46,543,433         16,375,233
Oil and natural gas properties, at cost (full cost method):
    Proved oil and natural gas properties ...................................       245,228,081        290,433,128
    Unproved oil and natural gas properties .................................        35,698,549         27,043,465
                                                                                 --------------     --------------
                                                                                    280,926,630        317,476,593
    Accumulated depreciation, depletion, and amortization ...................       (83,478,971)      (188,933,128)
                                                                                 --------------     --------------
       Net oil and natural gas properties ...................................       197,447,659        128,543,465
Other property and equipment ................................................         4,797,737          5,497,286
    Accumulated depreciation ................................................          (799,136)        (1,233,272)
                                                                                 --------------     --------------
       Net other property and equipment .....................................         3,998,601          4,264,014
Other assets and deferred charges, net ......................................         6,371,714          6,074,531
                                                                                 --------------     --------------
    Total assets ............................................................    $  254,361,407     $  155,257,243
                                                                                 ==============     ==============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable-trade ..................................................    $   21,725,575     $    2,772,615
    Accounts payable-revenue ................................................         7,393,127          5,417,933
    Drilling advances .......................................................         5,282,467            275,511
    Credit facility .........................................................              --           25,000,000
    Accrued interest ........................................................         2,956,250          7,390,625
    Other ...................................................................           798,983            732,483
                                                                                 --------------     --------------
       Total current liabilities ............................................        38,156,402         41,589,167
Long-term liabilities .......................................................         1,915,305          1,426,642
10 3/4% Senior Notes due 2006, including unamortized issuance
    premium .................................................................       166,396,622        166,278,040

Stockholders' equity (deficit): Convertible preferred stock, $1.00 par:
       Authorized shares--1,000,000
       Issued and outstanding shares--171,187
       Aggregate liquidation preference--$17,118,700 ........................           171,187            171,187
    Common stock, $.01 par value:
       Authorized shares--100,000,000
       Issued and outstanding shares--40,456,320 and 40,527,482 at
         December 31, 1997 and September 30, 1998, respectively .............           404,563            405,275
    Additional paid-in capital ..............................................       112,940,414        113,089,872
    Unrealized loss on marketable securities, net ...........................           (28,594)          (190,844)
    Deficit .................................................................       (65,594,492)      (167,512,096)
                                                                                 --------------     --------------
       Total stockholders' equity (deficit) .................................        47,893,078        (54,036,606)
                                                                                 --------------     --------------
    Total liabilities and stockholders' equity ..............................    $  254,361,407     $  155,257,243
                                                                                 ==============     ==============

                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                            ---------------------------------     ---------------------------------
                                                                 1997               1998               1997               1998
                                                            --------------     --------------     --------------     --------------

Oil and natural gas sales ..............................    $   13,122,114     $    8,573,214     $   37,607,790     $   29,646,157

Costs and expenses:
   Operating costs .....................................         2,325,902          2,918,327          7,094,080          8,262,653
   Depreciation, depletion, and amortization ...........         6,366,154          5,050,793         17,226,265         16,983,673
   Write-down of oil and natural gas properties ........              --           38,650,000               --           89,950,000
   Restructuring .......................................              --              274,725               --              872,971
   General and administrative ..........................         1,329,864          1,369,442          2,812,877          4,303,401
                                                            --------------     --------------     --------------     --------------
    Total costs and expenses ...........................        10,021,920         48,263,287         27,133,222        120,372,698
                                                            --------------     --------------     --------------     --------------
Operating income (loss) ................................         3,100,194        (39,690,073)        10,474,568        (90,726,541)
Other income (expense):
   Interest expense ....................................        (2,976,211)        (3,971,558)        (7,773,828)       (11,231,026)
   Interest income and other, net ......................           268,672             69,552            506,806            354,148
                                                            --------------     --------------     --------------     --------------
Income (loss) before income taxes ......................           392,655        (43,592,079)         3,207,546       (101,603,419)
Provision for income taxes .............................           121,567               --            1,078,579               --
                                                            --------------     --------------     --------------     --------------
Net income (loss) ......................................           271,088        (43,592,079)         2,128,967       (101,603,419)
Preferred stock dividend requirements ..................          (236,250)          (157,095)          (708,750)          (471,285)
                                                            --------------     --------------     --------------     --------------
Net income (loss) applicable to common shareholders ....    $       34,838     $  (43,749,174)    $    1,420,217     $ (102,074,704)
                                                            ==============     ==============     ==============     ==============

Net income (loss) per common share, basic and diluted ..    $          .00     $        (1.08)    $          .03     $        (2.52)
                                                            ==============     ==============     ==============     ==============

Weighted average number of common shares outstanding ...    $   36,172,159     $   40,509,419     $   36,151,259     $   40,490,585
                                                            ==============     ==============     ==============     ==============



                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                           ---------------------------------
                                                                                1997               1998
                                                                           --------------     --------------
OPERATING ACTIVITIES
Net income (loss) .....................................................    $    2,128,967     $ (101,603,419)
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation, depletion, and amortization ..........................        17,226,265         16,983,673
   Write-down of oil and  natural gas properties ......................              --           89,950,000
   Amortization of issuance premium ...................................           (26,351)          (118,582)
   Amortization of deferred compensation ..............................            28,894             31,457
   Provision for deferred income taxes ................................         1,090,513               --
   Common stock, options, and warrants issued for services ............           117,812             32,811
   Other ..............................................................              --              256,242
   Changes in operating assets and liabilities:
      Accounts receivable..............................................        (8,439,133)         8,225,627
      Other current assets ............................................        (1,049,388)           696,294
      Accounts payable and accrued liabilities ........................         3,948,491        (11,779,193)
                                                                           --------------     --------------
        Net cash provided by operating activities .....................        15,026,070          2,674,910
                                                                           --------------     --------------

INVESTING ACTIVITIES
Purchases of other property and equipment .............................        (1,341,557)          (511,954)
Purchases of marketable securities ....................................          (515,344)              --
Oil and gas acquisition, exploration, and development expenditures ....       (54,792,088)       (46,881,351)
Purchases of other long-term assets ...................................        (2,630,958)          (594,476)
Other .................................................................             4,884             15,020
                                                                           --------------     --------------
        Net cash used in investing activities .........................       (59,275,063)       (47,972,761)
                                                                           --------------     --------------

FINANCING ACTIVITIES
Proceeds from credit facility .........................................        32,978,502         30,000,000
Repayments of credit facility .........................................       (33,000,000)        (5,000,000)
Proceeds from issuance of 103/4% Notes due 2006, net ..................        66,462,500               --
Repayments of other long-term liabilities .............................          (776,947)           (26,918)
Proceeds from exercise of stock options and warrants ..................           570,813             93,750
Proceeds from employee stock purchase plan ............................              --               56,420
Purchase of common stock ..............................................           (80,372)              --
Preferred stock dividends .............................................          (472,500)          (314,185)
                                                                           --------------     --------------
        Net cash provided by financing activities .....................        65,681,996         24,809,067
                                                                           --------------     --------------
Decrease in cash and cash equivalents .................................        21,433,003        (20,488,784)
Cash and cash equivalents and beginning of period .....................        14,182,246         25,954,479
                                                                           --------------     --------------
Cash and cash equivalents at end of period ............................    $   35,615,249     $    5,465,695
                                                                           ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash .................................................    $    5,668,482     $    9,534,005
                                                                           ==============     ==============

                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                                                                                       UNREALIZED
                                               CONVERTIBLE                                                               LOSS
                                              PREFERRED STOCK                  COMMON STOCK            ADDITIONAL         ON
                                      ----------------------------    ----------------------------      PAID-IN        MARKETABLE
                                         SHARES           AMOUNT         SHARES          AMOUNT         CAPITAL        SECURITIES
                                      ------------    ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1997 .....         171,187    $    171,187      40,456,320    $    404,563    $112,940,414    $    (28,594)
   Common stock issued upon
      exercise of options ........            --              --            25,000             250          93,500            --
   Common stock issued under
      employee stock purchase plan            --              --            46,162             462          55,958            --
   Dividends on Series B
      Preferred Stock ............            --              --              --              --              --              --
   Dividends on Series C
      Preferred Stock ............            --              --              --              --              --              --
   Unrealized loss on marketable
      securities .................            --              --              --              --              --          (162,250)
   Net loss ......................            --              --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------    ------------
Balance at September 30, 1998 ....         171,187    $    171,187      40,527,482    $    405,275    $113,089,872    $   (190,844)
                                      ============    ============    ============    ============    ============    ============



                                                            TOTAL
                                                        STOCKHOLDERS'
                                                           EQUITY
                                          DEFICIT         (DEFICIT)
                                      -------------     -------------

Balance at December 31, 1997 .....    $ (65,594,492)    $  47,893,078
   Common stock issued upon
      exercise of options ........             --              93,750
   Common stock issued under
      employee stock purchase plan             --              56,420
   Dividends on Series B
      Preferred Stock ............         (193,435)         (193,435)
   Dividends on Series C
      Preferred Stock ............         (120,750)         (120,750)
   Unrealized loss on marketable
      securities .................             --            (162,250)
   Net loss ......................     (101,603,419)     (101,603,419)
                                      -------------     -------------
Balance at September 30, 1998 ....    $(167,512,096)    $ (54,036,606)
                                      =============     =============


                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998


1. BASIS OF PRESENTATION

         In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of National Energy Group, Inc. (the "Company") as of December 31, 1997 and September 30, 1998, the results of operations for the three and nine month periods ended September 30, 1997 and 1998, and the cash flows for the nine month periods ended September 30, 1997 and 1998.

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

         Certain previously reported amounts have been reclassified to conform with the current presentation. See Note 7.

         The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results expected for the full year.

         The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration, and development activities. These costs totaled $336,465 and $1,006,280 for the three and nine month periods ended September 30, 1997, respectively, and $581,964 and $1,566,553 for the three and nine month periods ended September 30, 1998, respectively. The Company capitalized interest costs of $813,000 and $1,539,000 for the three and nine month periods ended September 30, 1997, and $905,000 and $2,824,000 for the three and nine month periods ended September 30, 1998, related to its unproved oil and natural gas properties.

         Lease overhead reimbursements included as a reduction of general and administrative expense totaled $263,000 and $994,000 for the three and nine month periods ended September 30, 1997, respectively, and $204,000 and $712,000 for the three and nine month periods ended September 30, 1998, respectively.

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128") which replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share data is computed by dividing income (loss) applicable to common shareholders by the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Shares issuable upon exercise of options and warrants are included in the computation of diluted earnings per share to the extent that they are dilutive. Diluted earnings per share computations also assume the conversion of the Company's preferred stock if such conversion has a dilutive effect. For the three and nine month periods ended September 30, 1997 and 1998, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, both basic and diluted loss per share calculations for such periods are based on the weighted average number of common shares outstanding during each period. SFAS 128 has been applied in the computation of the loss per share data for all periods presented. However, adoption of SFAS 128 had no effect on the per share amounts previously reported for three and the nine month periods ended September 30, 1997.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

1. BASIS OF PRESENTATION (CONTINUED)

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because the Company currently does not use or anticipate using derivatives and currently discloses its hedging activities, management does not anticipate that the adoption of the new statement will have an effect on earnings or the financial position of the Company.

2. ACQUISITIONS

         On March 31, 1998, the Company acquired Fortune Natural Resources Corporation's 12.5% working interest in the East Bayou Sorrel Field for $4.5 million in cash.

3. CREDIT FACILITY

         The Company has a revolving credit agreement (the "Revised Credit Facility") with Bank One, Texas, N.A. and Credit Lyonnais, New York Branch, (the "Banks") which matures August 29, 2000. Borrowings are subject to a borrowing base that is redetermined at least semiannually. In September 1998, the Banks notified the Company that availability under the Revised Credit Facility will be limited to $25.0 million, which represents the amount of borrowing currently outstanding. If the borrowing base is determined to be less than $25.0 million, the Company could be required to prepay (within 30 days of notification by the Banks), the principal amount of such excess plus accrued interest thereon. In addition, if the Company is required to purchase or redeem any portion of the Notes (as hereinafter defined), the borrowing base is subject to reduction. If any portion of the Notes becomes due, the borrowing base will be automatically reduced to $0.

         Interest is currently payable monthly and is calculated at the BankOne base rate, as determined from time to time by BankOne plus .25%. The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Revised Credit Facility. The EuroDollar Rate increases by (i) 2.25% if the outstanding loan balance is greater than 75% of the borrowing base, (ii) 2.0% if the outstanding loan balance is greater than 50% but less than or equal to 75% of the borrowing base or (iii) 1.75% if the outstanding loan amount is less than 50% of the borrowing base. The average interest rate on borrowings under the Revised Credit Facility was 7.67% for the nine months ended September 30, 1998.

         The Company has granted to the Banks liens on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and natural gas properties.

         The Revised Credit Facility requires, among other things, semiannual engineering reports covering the Company's oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. The Revised Credit Facility includes other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as a result of the payment thereof.

         At September 30, 1998, the Company was not in compliance with the interest coverage ratio and current ratio requirements of the Revised Credit Facility. Unless the Company is able to obtain amendments or waivers of these covenants the Banks may declare the entire principal amount immediately due and payable. A default in the payment of the Notes that continues beyond the applicable grace period ending December 2, 1998, shall constitute a default under the Revised Credit Facility enabling the Banks, upon notice to the Company, to declare the principal and all accrued interest immediately due and payable. As a result, the balance of the outstanding borrowings under the Revised Credit Facility is included as a current liability in the Company's balance sheet at September 30, 1998. The Company is currently in discussions with the Banks regarding renegotiation of the terms of the Revised Credit Facility or the negotiation of a new credit facility. See Note 6.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998


4. 10 3/4% SENIOR NOTES DUE 2006

         In November 1996, the Company issued $100 million aggregate principal amount of unregistered 10 3/4% Series A Notes due 2006 (the "Series A Notes"). The net proceeds of the Series A Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under the predecessor to the Revised Credit Facility and to increase the Company's working capital. In 1997, the Series A Notes were exchanged for the registered 10 3/4% Series B Notes due 2006 (the "Series B Notes") which are substantially identical to the Series A Notes. Collectively, the Series A Notes and Series B Notes are referred to as the "Series A/B Notes." In August 1997, the Company issued $65.0 million aggregate principal amount of its unregistered 10 3/4% Series C Notes due 2006 (the "Series C Notes"). The net proceeds of the Series C Notes of approximately $64.8 million were used to repay approximately $23.0 million of borrowings under the Revised Credit Facility, to fund the drilling program and to increase the Company's working capital. In December 1997, the Company exchanged substantially all of the Series A/B Notes and the Series C Notes for registered 10 3/4% Series D Notes due 2006 (the "Series D Notes"). The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Collectively, the Series A/B Notes, the Series C Notes, and the Series D Notes are referred to as the "Notes." The Notes bear interest at 10 3/4% per annum, payable semi-annually on May 1 and November 1.

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

         The Company did not make the interest payment of $8.9 million due on November 2, 1998. If the Company does not make such interest payment prior to the close of business on December 2, 1998, the Indenture trustee or not less than 25% in interest of the bondholders have the right to accelerate the principal on the Senior Notes and declare the entire principal and interest amount of the Notes immediately due and payable. The Company, through the Indenture trustee, has requested a meeting of the holders of the Notes to discuss a proposed restructuring of the Notes, and expects such meeting to be held prior to December 2, 1998. See Note 6.

         In addition, if the Company does not make the interest payment to the bondholders by December 2, 1998, the holder of the Company's Series D Convertible Preferred Stock ("Series D") will have the right, upon notice to the Company, to appoint a majority of the Company's Board of Directors. The Company has been orally advised that the Series D holder has no current intention of exercising such right.

5. CRUDE OIL AND NATURAL GAS PRODUCING ACTIVITIES

         At March 31, 1998, June 30, 1998 and September 30, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, based on the weighted average prices of crude oil and natural gas received by the Company, resulting in a non-cash writedowns of $26.5 million, $24.8 million and $38.7 million during the three month periods ended March 31, 1998, June 30, 1998 and September 30, 1998, respectively. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998


6. FINANCIAL RESTRUCTURING

         The sustained period of low commodity prices experienced by the Company during 1998 has had a material adverse impact on the Company's results of operations, cash flows and financial position. The average price received for the Company's crude oil production declined 32.9% compared to the first nine months of 1997. The average price received for the Company's natural gas production declined 8.9% compared to the first nine months of 1997. At September 30, 1998, the Company had a working capital deficit of $25.2 million and a deficiency in stockholders' equity of $54.0 million.

         As a result of the reduction in the Company's cash flows and working capital and the lack of availability of additional borrowings under the Revised Credit Facility (Note 3), the Company currently is not able to continue paying interest on the Notes (See Note 4) and make the capital investments required to develop the Company's oil and gas properties. The Company, through the Indenture trustee, has requested a meeting of the holders of the Notes to discuss a proposed restructuring of the Notes. No date has been set for this meeting, but the Company expects to hold such a meeting prior to December 2, 1998. In addition, the Company is currently not in compliance with certain financial covenants of the Revised Credit Facility and is in discussions with the Banks regarding renegotiation of the terms of the Revised Credit Facility or the negotiation of a new credit facility. If an acceptable restructuring of the Notes can be negotiated, the Company also expects to be able to renegotiate the terms of the Revised Credit Facility or negotiate a new credit facility with the Banks or another financial institution. If the Company is unable to negotiate an acceptable restructuring of its outstanding indebtedness in a reasonable period of time, the Company may be required to complete the restructuring under the protection of the federal bankruptcy laws. Upon consummation of the restructuring, the Company expects that the relative ownership interests of the current holders of the Company's common stock may be reduced.

7. RECLASSIFICATIONS

         Beginning with the three months ended September 30, 1998, the Company classifies natural gas marketing fees and transportation costs as a reduction of natural gas revenues. These costs were previously included in lease operating costs. In addition, lease operating overhead reimbursements, previously included in revenues, are now included as a reduction in general and administrative costs. Information for prior periods has been reclassified to conform with this presentation. Such reclassifications had no impact on previously reported net income (loss) and related per share data. For comparative purposes, the following table sets forth the Company's statements of operations and certain operating data for each of the six quarters in the period ended June 30, 1998, giving effect to such reclassifications (in thousands, except per share and unit data):

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

7. RECLASSIFICATIONS (CONTINUED)


                                                                    THREE MONTHS ENDED
                                      -------------------------------------------------------------------------------
                                       MARCH 31,     JUNE 30,    SEPTEMBER 30, DECEMBER 31,    MARCH 31,     JUNE 30,
                                         1997          1997          1997          1997          1998          1998
                                      ---------     ---------     ---------     ---------     ---------     ---------
Statements of Operations:
  Oil and natural gas sales ......    $  12,864     $  11,622     $  13,122     $  14,809     $  10,529     $  10,544

  Cost and expenses:
    Operating costs ..............        2,517         2,251         2,326         2,773         2,444         2,901
    Depreciation, depletion, and
      amortization ...............        5,047         5,813         6,366         5,979         5,938         6,218
    Write-down of oil and natural
      gas properties .............         --            --            --          46,396        26,500        24,800
    Restructuring charge .........         --            --            --            --            --             598
    General and administrative ...          677           806         1,330         1,580         1,404         1,530
                                      ---------     ---------     ---------     ---------     ---------     ---------


  Operating income (loss) ........        4,623         2,752         3,100       (41,919)      (25,757)      (25,503)
                                      ---------     ---------     ---------     ---------     ---------     ---------
  Other income (expense):
    Interest expense .............       (2,691)       (2,106)       (2,976)       (3,438)       (3,511)       (3,525)
    Interest income and other, net          194            42           269           525           224            60
                                      ---------     ---------     ---------     ---------     ---------     ---------
  Income (loss) before
    income taxes .................        2,126           688           393       (44,832)      (29,044)      (28,968)
  Benefit  (provision)  for income         (723)         (234)         (122)        8,364          --            --
                                      ---------     ---------     ---------     ---------     ---------     ---------
taxes
  Net income (loss) ..............        1,403           454           271       (36,468)      (29,044)      (28,968)
  Preferred stock dividend
    requirements .................         (236)         (236)         (236)         (175)         (157)         (157)
                                      ---------     ---------     ---------     ---------     ---------     ---------
  Net income (loss) applicable to
    common shareholders ..........    $   1,167     $     218     $      35     $ (36,643)    $ (29,201)    $ (29,125)
                                      =========     =========     =========     =========     =========     =========
  Net income (loss) per common
    share, basic and diluted .....    $     .03     $     .01     $     .00     $    (.93)    $    .(72)    $    (.72)
                                      =========     =========     =========     =========     =========     =========
  Weighted average number of
    common shares outstanding ....       36,094        36,149        36,172        37,380        40,481        40,481
                                      =========     =========     =========     =========     =========     =========

Operating Data:
  Average sales price:
    Oil (per Bbl) ................    $   21.90     $   18.92     $   18.61     $   18.42     $   14.57     $   12.90
    Natural gas (per Mcf) ........         2.66          1.97          2.15          2.26          2.04          2.14

  Unit economics (per Mcfe):
    Average sales price ..........         2.99          2.35          2.46          2.87          2.18          2.14
    Operating expenses ...........          .58           .45           .44           .54           .51           .59
    Depreciation, depletion and
      amortization ...............         1.17          1.17          1.19          1.16          1.23          1.26
    General and administrative ...          .16           .16           .25           .31           .29           .31

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The sustained period of low commodity prices experienced by the Company in 1998 has had a material adverse impact on the Company's results of operations, cash flows, and financial position. The average price received for the Company's crude oil production declined 32.9% compared to the first nine months of 1997. The average price received for the Company's natural gas production declined 8.9% compared to the first nine months of 1997. The market price for crude oil reached a twelve year low during the quarter ended September 30, 1998. See "Results of Operations" and "Liquidity and Capital Resources - Financial Restructuring."

RESULTS OF OPERATIONS

OVERVIEW OF PRODUCTION, SALES AND UNIT ECONOMICS

         The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and costs and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                              --------------------------------    --------------------------------
                                                  1997              1998              1997                1998
                                              --------------    --------------    --------------    --------------
Net production:
  Oil (Mbbls) ............................               292               278               790               906
  Natural gas (Mmcf) .....................             3,580             2,682             9,853             8,675
  Natural gas equivalent (Mmcfe) .........             5,329             4,350            14,594            14,110

Oil and natural gas sales (in thousands):
  Oil ....................................    $        5,427    $        3,393    $       15,566    $       11,976
  Natural gas ............................             7,695             5,180            22,042            17,670
                                              --------------    --------------    --------------    --------------
  Total ..................................    $       13,122    $        8,573    $       37,608    $       29,646
                                              ==============    ==============    ==============    ==============

Average sales price:
  Oil (per Bbl) ..........................    $        18.61    $        12.21    $        19.70    $        13.22
  Natural gas (per Mcf) ..................              2.15              1.93              2.24              2.04

Unit economics (per Mcfe):
  Average sales price ....................              2.46              1.97              2.58              2.10
  Operating expenses .....................                44               .67               .49               .59
  Depreciation, depletion and amortization              1.19              1.16              1.13              1.20

  General and administrative .............               .25               .31               .20               .36

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. Total revenues decreased by $4.5 million (34.4%) to $8.6 million for 1998 from $13.1 million in 1997. The reduction in revenues was primarily due to the decline in commodity prices from the same period in 1997. Average natural gas prices decreased $.22 per Mcf to $1.93 per Mcf from $2.15 for 1997 and average oil prices declined $6.40 per barrel to $12.21 for 1998 from $18.61 for 1997. The decrease in average prices reduced third quarter 1998 revenues by approximately $2.4 million compared to 1997.

         In 1998, the Company produced 278 Mbbls of oil, a decrease of 4.7% over the 292 Mbbls produced in 1997. Production at the East Bayou Sorrel field was shut-in for seven days in September 1998 due to drilling and completion of the State Lease #2102 well and hurricane George. The production also decreased due to natural decline as well as the flush production in 1997 due to the drilling program in the East Texas and Arkoma properties. Also, the Company discontinued additional developmental drilling at Goldsmith Adobe Unit in March 1998 due to the current decline of crude oil prices. The 1997 sale of certain non-strategic properties also reduced 1998 production compared with 1997.

         Costs and Expenses. Operating costs, including production taxes, increased $.6 million to $2.9 million for 1998 from $2.3 million for 1997, due to additional wells brought into production during 1997 and 1998 This increase was partially offset by the 1997 sale of certain non-strategic properties and the Company's efforts to reduce operating expenses. Operating costs per Mcfe increased $.23 to $.67 for 1998 from $.44 for 1997 due to the increase in costs combined with the decline in production during the period.

         Depreciation, depletion and amortization decreased $1.3 million (20.3%) to $5.1 million for 1998 compared to $6.4 million for 1997 due to the decrease in the average depletion rate per Mcfe which was $1.05 for 1998 compared to $1.13 for 1997. The decrease in the depletion rate was due to the full cost ceiling writedowns in 1998 discussed below.

         At September 30, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, resulting in a non-cash writedown of the Company's oil and natural gas properties of $38.7 million for the three months ended September 30, 1998. This writedown resulted primarily from the decline in natural gas prices and costs incurred on unsuccessful exploratory wells drilled during the period, combined with revisions of estimated proved reserves as of September 30, 1998.

         In the third quarter of 1998, the Company recorded additional charges of approximately $.3 million for severance and related costs resulting from the restructuring of its management team and other personnel changes incurred during the period.

         General and administrative costs increased $.1 million to $1.4 million compared to $1.3 million for 1997. The increase in general and administrative expenses remaining relatively constant due to the Company's efforts in restructuring the management team and other personnel. As discussed in Note 1, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These costs totaled $.3 million and $.6 million for the three months ended September 30, 1997 and 1998, respectively.

         Other Income and Expenses. The increase of $1.0 million in interest expense to $4.0 million for 1998 from $3.0 million for 1997 was due to the issuance of the Series C Notes issued in August of 1997 and interest on borrowings under the Revised Credit Facility, partially offset by an increase of $.1 million of interest costs which were capitalized in 1998 related to the Company's unproved oil and natural gas properties. The average balance of debt outstanding during 1998 was $187.8 million as compared to average debt outstanding of $113.0 million for 1997. The weighted average interest rate for 1998 was 10.31% compared to 10.4% for 1997.

         Net Income (Loss). The Company incurred a net loss of $43.6 million for 1998, compared with net income of $.3 million for 1997. The net loss for 1998 includes a writedown of oil and natural gas properties of $38.7 million and a non-recurring restructuring charge of $.3 million. Excluding these charges, net income declined $4.9 million in 1998 compared with 1997, primarily due to the decrease in revenues and the increase in interest expense discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. Total revenues decreased by $8.0 million (21.3%) to $29.6 million for 1998 from $37.6 million in 1997. The reduction in revenues was primarily due to the decline in commodity prices from the same period in 1997. Average natural gas prices declined $.20 per Mcf to $2.04 per Mcf for 1998 from $2.24 for 1997, and average oil prices declined $6.48 per barrel to $13.22 for 1998 from $19.70 for 1997. The decreases in average prices reduced 1998 revenues by approximately $7.6 million compared to 1997.

         In 1998, the Company produced 906 Mbbls of oil, an increase of 14.7% over the 790 Mbbls produced in 1997. The Company produced 8,675 Mmcf of natural gas in 1998, a decrease of 12.0% from the 9,853 Mmcf produced in the same period of 1997. Production increases from the Company's drilling program were partially offset by the temporary shut-in of the East Bayou Sorrel field to allow for repair of a pipeline, which reduced 1998 production by 291 Mmcfe. In addition, the East Bayou Sorrel field was shut-in for seven days in September 1998 due to drilling and completion of the State Lease #2102 well and hurricane George. The production also decreased due to natural decline as well as the flush production in 1997 due to the drilling program in the East Texas and Arkoma properties. Also, the Company discontinued additional developmental drilling at Goldsmith Adobe Unit in March 1998 due to the current decline of crude oil prices. The 1997 sale of certain non-strategic properties also reduced the 1998 production.

         Costs and Expenses. Operating costs, including production taxes, increased $1.2 million to $8.3 million for 1998 from $7.1 million for 1997, primarily due to the additional wells brought into production during 1997 and 1998. This increase was partially offset by the 1997 sale of certain non-strategic properties and the Company's efforts to reduce operating expenses. Operating costs per Mcfe increased $.10 to $.59 for 1998 from $.49 for 1997 due to the increased costs combined with the decline in production during the period.

         Depreciation, depletion and amortization decreased $.2 million (1.2%) to $17.0 million for 1998 compared to $17.2 million for 1997 due to the decrease in the average depletion rate per Mcfe to $1.12 for 1998 compared to $1.14 for 1997. The decrease in the depletion rate was due to the full cost ceiling writedowns in 1998 discussed below.

         At March 31, 1998, June 30, 1998 and September 30, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, resulting in non-cash writedowns of the oil and natural gas properties totaling $90.0 million for the nine months ended September 30, 1998. These writedowns resulted primarily from the decline in oil and natural gas prices in 1998, costs incurred on unsuccessful exploratory wells drilled during the period, and revisions of estimated proved reserves at September 30, 1998.

         During 1998, the Company recorded non-recurring charges of approximately $.9 million for severance and related costs resulting from the restructuring of its management team and other personnel changes.

         General and administrative costs increased $1.5 million to $4.3 million compared to $2.8 million for 1997. The increase in general and administrative expenses compared to 1997 was primarily due to increased personnel and office space due to the increase in the scope of the Company's operations. However, as discussed above, the Company has restructured management and personnel and as a result third quarter general and administrative expenses were reduced by $.1 million from the same period in 1997. The Company's capitalized general and administrative expenses totaled $1.0 million and $1.6 million for the nine months ended September 30, 1997 and 1998, respectively (See Note 1).

         Other Income and Expenses. The increase of $3.4 million in interest expense to $11.2 million for 1998 from $7.8 million for 1997 was due to the issuance of the Series C Notes in August of 1997 and interest on borrowings under the Revised Credit Facility, partially offset by an increase of $1.3 million of interest costs which were capitalized in 1998 related to the Company's unproved oil and natural gas properties. The average balance of debt outstanding during 1998 was $177.4 million as compared to average debt outstanding of $113.0 million for 1997. The weighted average interest rate was 10.5% for both 1998 and 1997.

         Net Income (Loss). The Company incurred a net loss of $101.6 million for 1998, compared with net income of $2.1 million for 1997. The net loss for 1998 includes writedowns of oil and natural gas properties aggregating $90.0 million and a nonrecurring restructuring charge of $.9 million. Excluding these charges, net income declined $12.8 million in 1998 compared with 1997, primarily due to the decrease in revenues, the increase in depreciation, depletion and amortization and the increase in interest expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net cash provided by activities was $2.7 million for the nine months ended September 30, 1998, compared to net cash provided by operating activities of $15.0 million for the same period in 1997. Net cash flow from operating activities before changes in operating assets and liabilities decreased to $5.5 million in 1998 from $20.5 million in 1997. The decline in cash flows from operating activities is primarily due to the decrease in operating income, excluding non-cash charges, and the increase in interest expense discussed above.

         Net cash used in investing activities was $48.0 million for 1998 compared with $59.3 million for 1997. The cash used by investing activities for 1998, included $46.9 million of expenditures for the Company's Drilling Program, leasehold and seismic costs, and the acquisition of additional interests in East Bayou Sorrel.

         Net cash provided by financing activities was $24.8 million for 1998 compared with $65.7 million for 1997. The net cash provided by financing activities during 1998 consisted primarily of proceeds from borrowings under the Revised Credit Facility. In 1997, net cash provided by financing activities consisted primarily of proceeds from the issuance of additional 10 3/4% Notes due 2006.

CREDIT FACILITIES

         Borrowings under the Revised Credit Facility are subject to a borrowing base that is redetermined at least semiannually. In September 1998, the Banks notified the Company that availability under the Revised Credit Facility will be limited to $25.0 million, which represents the amount of borrowing currently outstanding. If the borrowing base is determined to be less than $25.0 million, the Company could be required to prepay (within 30 days of notification by the Banks) the principal amount of such excess plus accrued interest thereon. In addition, if the Company is required to purchase or redeem any portion of the Notes (as hereinafter defined), the borrowing base is subject to reduction. If any portion of the Notes becomes due, the borrowing base will be automatically reduced to $0.

         Interest is currently payable monthly and is calculated at the BankOne base rate, as determined from time to time by BankOne plus .25%. The Company may elect to calculate interest under the EuroDollar Rate, as defined in the Revised Credit Facility. The EuroDollar Rate increases by (i) 2.25% if the outstanding loan balance is greater than 75% of the borrowing base, (ii) 2.0% if the outstanding loan balance is greater than 50% but less than or equal to 75% of the borrowing base or (iii) 1.75% if the outstanding loan amount is less than 50% of the borrowing base. The average interest rate on borrowings under the Revised Credit Facility was 7.67% for the nine months ended September 30, 1998.

         The Company has granted to the Banks liens on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and natural gas properties.

         The Revised Credit Facility requires, among other things, semiannual engineering reports covering the Company's oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. The Revised Credit Facility includes other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as a result of the payment thereof.

         At September 30, 1998, the Company was not in compliance with the interest coverage ratio and current ratio requirements of the Revised Credit Facility. Unless the Company is able to obtain amendments or waivers of this covenant, the Banks may declare the entire principal amount outstanding immediately due and payable. A default in the payment of the Notes that continues beyond the applicable grace period ending December 2, 1998, shall constitute a default under the Revised Credit Facility enabling the Banks, upon notice to the Company, to declare the principal and all accrued interest immediately due and payable. As a result, the balance of the outstanding borrowings under the Revised Credit Facility is included as a current liability in the Company's balance sheet at September 30, 1998. The Company is currently in discussions with the Banks regarding renegotiation of the terms of the Revised Credit Facility or the negotiation of a new credit facility. See "Financial Restructuring".

10 3/4% SENIOR NOTES DUE 2006

         The Company has $165.0 million principal amount of publicly-held debt outstanding. In November 1996, the Company issued $100 million aggregate principal amount of unregistered 10 3/4% Series A Notes due 2006 (the "Series A Notes") and used the net proceeds of approximately $96.1 million to repay approximately $62.0 million of borrowings under the predecessor to the Revised Credit Facility and to increase the Company's working capital. In 1997, the Series A Notes were exchanged for the registered 10 3/4% Series B Notes due 2006 (the "Series B Notes") which are substantially identical to the Series A Notes. Collectively, the Series A Notes and Series B Notes are referred to as the "Series A/B Notes." In August 1997, the Company issued $65.0 million aggregate principal amount of its unregistered 10 3/4% Series C Notes due 2006 (the "Series C Notes") and used the net proceeds of approximately $64.8 million to repay approximately $23.0 million of borrowings under the Revised Credit Facility, to fund the Drilling Program, and to increase the Company's working capital. In December 1997, the Company exchanged substantially all of the Series A/B Notes and the Series C Notes for registered 10 3/4% Series D Notes due 2006 (the "Series D Notes"). The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Collectively, the Series A/B Notes, the Series C Notes, and the Series D Notes are referred to as the "Notes." The Notes bear interest at 10 3/4% per annum, payable semi-annually on May 1 and November 1.

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

         The Company did not make the interest payment of $8.9 million due on November 2, 1998. If the Company does not make such interest payment prior to the close of business on December 2, 1998, the Indenture trustee or not less than 25% in interest of the bondholders have the right to accelerate the principal amount on the Notes and declare the entire principal and interest amount of the Notes immediately due and payable. The Company, through the Indenture trustee, has requested a meeting of the holders of the Notes to discuss a proposed restructuring of the Notes. No date for the meeting has been set, but the Company expects to hold such meeting prior to December 2, 1998.

         In addition, if the Company does not make the interest payment to the bondholders by December 2, 1998, the holder of the Company's Series D Convertible Preferred Stock ("Series D") will have the right, upon notice to the Company, to appoint a majority of the Company's Board of Directors. The Company has been orally advised that the Series D holder has no current intention of exercising such right.

FINANCIAL RESTRUCTURING

         As a result of the reduction in the Company's cash flows and working capital and the lack of availability of additional borrowings under the Revised Credit Facility, the Company is currently not able to continue paying interest on the Notes and make the capital investments required to develop the Company's oil and gas properties. The Company, through the Indenture trustee, has requested a meeting of the holders of the Notes to discuss a proposed restructuring of the Notes. In addition, the Company is currently not in compliance with certain financial covenants of the Revised Credit Facility and is in discussions with the Banks regarding renegotiation of the terms of the Revised Credit Facility or the negotiation of a new credit facility. If an acceptable restructuring of the Notes can be negotiated, the Company also expects to be able to renegotiate the terms of the Revised Credit Facility or negotiate a new credit facility with the Banks or another financial institution. If the Company is unable to negotiate an acceptable restructuring of its outstanding indebtedness in a reasonable period of time, the Company may be required to complete a restructuring under the protection of the federal bankruptcy laws. Upon consummation of the restructuring, the Company expects that the relative ownership interests of current holders of the Company's common stock may be reduced.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

         The Company has made and, to the extent funds are available, expects to continue to make substantial capital expenditures for the exploration, acquisition, development, and exploitation of oil and natural gas reserves. Actual amounts to be expended by the Company for these activities will be dependent upon a number of factors, including: (i) the availability of capital;
(ii) oil and natural gas prices; (iii) seismic and contract service costs; (iv) availability of drilling rigs; and (v) future drilling results.

         The amount of capital resources ultimately available for capital expenditures is currently dependent on a successful financial restructuring. See "Financial Restructuring." Should the Company be unable to successfully implement a financial restructuring such that sufficient cash flows and capital are not available, the development and exploration of the Company's properties could be delayed or reduced and, accordingly, oil and natural gas revenues and operating results would be adversely affected.

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

The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. At March 31, 1998, June 30, 1998, and September 30, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, based on the weighted average prices of crude oil and natural gas received by the Company, resulting in non-cash writedowns aggregating $90.0 million. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

CHANGES IN PRICES AND INFLATION

         The prices received by the Company for its oil and natural gas production have declined dramatically during the first nine months of 1998. The prices received for crude oil reached a twelve-year low during the period. The Company's revenues and value of its oil and natural gas properties have been and will continue to be adversely affected until such prices recover. Oil and gas prices are also subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

         The Company has entered into forward sales contracts with three purchasers covering the future production of natural gas. Deliveries under these contracts are priced based on NYMEX prices less a differential whereby the Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at that time. The Company pays the cost of transportation of the natural gas to the delivery point specified in the contracts. Currently, the Company has fixed the sales prices of approximately 1,098,626 Mcf of gas to be delivered under these contracts during the months of October 1998, November 1998 and March 1999. The average price of the natural gas for these deliveries is approximately $2.30 per Mcf.

         Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the nine months ended September 30, 1997 and 1998.

YEAR 2000

         The Company has begun addressing the potential impact of the year 2000 ("Y2K") issue on its operations. The Y2K problem arises because of computer programs which use two digits rather than four digits to define a year. This may result in miscalculations or complete system failures in processing data with programs using date sensitive information. The Company currently uses commercially available software for its management information systems, including accounting, engineering, and word processing applications. This software has either already been warranted by the suppliers or publishers to be Y2K compliant or the suppliers and publishers have represented such software will be compliant in upgrades the Company will receive in 1999 at minimal or no cost to the Company. The Company expects to conduct tests of its primary management information system during 1999. The Company has begun a review of its other systems. Management believes that the cost of compliance will be minimal. As its management information systems are warranted to be compliant or are represented to be compliant in upgrades the Company will receive in 1999, the Company has not incurred, nor does it expect to incur any significant incremental costs to modify or replace such systems to make them compliant. Management does not currently believe that the amount of non-compliant equipment used in other systems will be found to be significant, nor will the cost to modify or replace such equipment be material.

         Management expects to obtain confirmation from its major suppliers and customers that they also are or will be Y2K compliant. The costs of seeking such confirmation are expected to be minimal. Management believes that it will not be practical to independently verify the responses because it does not believe that the Company would be given access to carry out such verification or that the costs of doing so would be affordable. The cost of replacing non-compliant or non-responsive suppliers and customers will not be possible to determine until the review process has been completed. Any Y2K problems that do occur will likely manifest themselves in reduced production through equipment shut downs or impaired liquidity through inability of customers to take delivery of production or process payments. The Company plans to establish contingency plans once its confirmation program is complete and the risks have been more fully quantified.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     None
                                       15

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

ITEM 5.  OTHER INFORMATION

         The National Association of Securities Dealers and Automated Quotations has given notice to the Company that its common stock was delisted, at the close of business November 9, 1998 for failure to maintain a minimum bid price pursuant to Rule 4450(a)(5) and failure to meet the net tangible asset test pursuant to Rule 4450 (a)(3). Nasdaq further advised that the Nasdaq Listing and Hearing Review Counsel may, on its own motion, review the decision within 45 days. Additionally, the Company may request the Review Counsel to review the decision. However, the Company has no plans to request a review.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

         (b) No reports on Form 8-K were filed during the nine months ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            NATIONAL ENERGY GROUP, INC.


                            By:    /s/ Miles D. Bender         November 16, 1998
                               ------------------------------
                                     Miles D. Bender
                                 Chairman, President and
                                 Chief Executive Officer


                            By:     /s/ Melissa H. Rutledge    November 16, 1998
                               ------------------------------
                                    Melissa H. Rutledge
                               Vice President, Controller and
                                  Chief Accounting Officer






                                       17

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

11.1 Computation of Earnings Per Share (9)

27.1 Financial Data Schedule (10)

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

(9)  Filed herewith.

(10) The Financial Data Schedule, is filed herewith for EDGAR filings only.