Form 10-K405
period 1998-12-31
NATIONAL ENERGY GROUP INC
filed 1999-03-31
CIK 870756

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   Commission File No. 0-19136 (Common Stock)
                      and 333-9045 (Series B Senior Notes)
                      and 333-38075 (Series D Senior Notes)

                           NATIONAL ENERGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    58-1922764
     (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                     Identification No.)

          4925 GREENVILLE AVENUE
              DALLAS, TEXAS                                     75206
 (Address of principal executive offices)                    (Zip code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments hereto to this Form 10-K. Yes [X] No [ ]

         The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of March 24, 1999, (based upon the last sales price of $.10 as reported by the OTC Bulletin Board was $3,341,072.

         40,527,482 shares of the Registrant's common stock, $0.01 par value, were outstanding on March 24, 1999.

         The information required by Part III of this Report is incorporated by reference from Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders (to be filed with the Commission not later than April 30,1999, or in the event of delay of the annual meeting, from a Form 10-KA filed no later than April 30, 1999).


================================================================================

                                TABLE OF CONTENTS


                                                      PART I
                                                                                                            Page
                                                                                                            ----
ITEMS 1. AND 2. BUSINESS AND PROPERTIES
              Background and Recent Development.............................................................   3
              Forward-Looking Statements....................................................................   3
              Principal Areas of Operations.................................................................   4
              Oil and Natural Gas Reserves..................................................................   6
              Oil and Natural Gas Production and Unit Economics.............................................   7
              Productive Well Summary.......................................................................   8
              Leasehold Acreage.............................................................................   8
              Drilling Activity.............................................................................   9
              Title to Oil and Natural Gas Properties.......................................................   9
              Production and Sales Prices...................................................................   9
              Control Over Production Activities............................................................   9
              Markets and Customers.........................................................................   9
              Regulation....................................................................................  10
              Operational Hazards and Insurance.............................................................  13
              Competition...................................................................................  13
              Office Space..................................................................................  13
              Employees.....................................................................................  13
ITEM 3.       LEGAL PROCEEDINGS.............................................................................  14
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................  14

                                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.......................................................................  15
              Market Information............................................................................  15
              Holders.......................................................................................  15
              Dividends on Common Stock.....................................................................  15
ITEM 6.       SELECTED FINANCIAL DATA.......................................................................  16
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................................................  18
              Overview......................................................................................  18
              Results of Operations.........................................................................  19
              Liquidity and Capital Resources...............................................................  21
              Future Capital Requirements...................................................................  22
              103/4% Senior Notes Due 2006................................................................... 23
              Credit Facilities.............................................................................  23
              Preferred Stock...............................................................................  24
              Financial Reporting Impact of Full Cost Method of Accounting..................................  25
              Recent Accounting Pronouncements..............................................................  25
              Changes in Prices and Inflation...............................................................  25
              Year 2000.....................................................................................  26
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................  27
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................  27
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE....................................................  27



                                                     PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................  27
ITEM 11.      EXECUTIVE COMPENSATION........................................................................  27
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................  28
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................  28

                                                      PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................  29
              Signatures....................................................................................  36

                                                      PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

BACKGROUND AND RECENT DEVELOPMENTS

     National Energy Group, Inc. was incorporated under the laws of the State of Delaware on November 20, 1990. Effective June 11, 1991, Big Piney Oil and Gas Company and VP Oil, Inc. merged with and into the Company. On August 29, 1996, Alexander Energy Corporation was merged with and into a wholly-owned subsidiary of the Company, which subsidiary was merged with and into the Company on December 31, 1996.

     The Company is an independent energy company which has historically engaged in the exploration, acquisition, exploitation, development and operation of oil and natural gas properties in major producing basins onshore in Texas, Louisiana, Oklahoma, Arkansas, and Mississippi, and offshore in the Gulf of Mexico.

     On December 4, 1998 the Company's 10 3/4% Senior Note bondholders filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it
(i) was meeting its obligations and generally paying its debts as they became due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the 10 3/4% Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. The Company anticipates proposing a Plan of Reorganization within 120 days of February 11, 1999 or at such time as may be extended by the Court. As of December 4, 1998, the Company discontinued the accrual of interest related to unsecured liabilities subject to compromise.

     Due to the Chapter 11 filing and severely depressed oil prices, the Company has suspended its exploratory drilling program. The Company will limit its capital expenditures to ordinary course enhancement of current production through workovers, recompletions, and other production enhancing activities deemed to be economic given current depressed oil and gas prices. Development drilling is anticipated to be limited to (i) ordinary course non-operated wells in which the Company owns limited working interests and in which the failure to participate may result in drainage, depletion or loss of current reserves and
(ii) operated wells deemed to be economical given current oil and gas prices. Large expenditures for developmental drilling may require court approval and none are planned at this time.

    At December 31, 1998, the Company had estimated Proved Reserves, as determined from reserve reports prepared by the Company's in-house engineers, of
104.9 Bcfe with a PV10% at that date of approximately $75.9 million. The reserves were approximately 74% natural gas and 88% Proved Developed Reserves.

FORWARD-LOOKING STATEMENTS

    This document includes "forward-looking statements" within the meaning of various provisions of the Securities Act and the Securities Exchange Act of 1934, as amended. The words "expect," "estimate." "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this document that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, drilling of wells, future production of oil and gas, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion, and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding the interest, belief or current expectations of the Company, its directors, or its officers regarding such matters. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in this document, future oil and gas prices, future operating costs, severance and excise taxes, actions and approvals of the Bankruptcy Court, general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Company, competitive actions by other oil and natural gas companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements.

PRINCIPAL AREAS OF OPERATIONS

    Due to the Chapter 11 filing and severely depressed oil prices, the Company has suspended its exploratory drilling program. However, the Company currently has an inventory of exploratory prospects in Louisiana and offshore at Mustang Island.

    Historically, the Company has developed and exploited existing properties by drilling Development Wells, and recompleting and reworking existing wells. The Company will continue to participate in non-operated wells as described above and continue its drilling operations where economical in accordance with the rulings and procedures set forth by the Court.

    The following table sets forth the Company's principal areas of operations and the Company's Proved Reserves of oil and natural at December 31, 1998. See - "Oil and Natural Gas Properties".


                                                                          NATURAL
                                             OIL AND         NATURAL        GAS
                                            CONDENSATE        GAS         EQUIVALENT       % OF
                                              (MBBLS)        (MMCF)        (MMCFE)         TOTAL
                                           ------------   ------------   ------------   ------------
Area:
   Mid-Continent .......................            594         42,230         45,793           43.6%
   East and West Texas .................          1,262         24,658         32,232           30.8
   Gulf Coast ..........................          2,758         10,354         26,900           25.6
                                           ============   ============   ============   ============
     Total .............................          4,614         77,242        104,925          100.0%
                                           ============   ============   ============   ============

     The following table sets forth the Company's production by principal area of operation for the year ended December 31, 1998:


                                                                          NATURAL
                                             OIL AND         NATURAL        GAS
                                            CONDENSATE        GAS         EQUIVALENT       % OF
                                              (MBBLS)        (MMCF)        (MMCFE)         TOTAL
                                           ------------   ------------   ------------   ------------
Area:
   Mid-Continent .......................             99          5,722          6,317           33.8%
   East and West Texas .................            485          4,199          7,109           38.1
   Gulf Coast ..........................            654          1,334          5,259           28.1
                                           ============   ============   ============   ============
     Total .............................          1,238         11,255         18,685          100.0%
                                           ============   ============   ============   ============

    MID-CONTINENT AREA

    At December 31, 1998, approximately 43.6% (45.8 Bcfe) of the Company's Proved Reserves were located in the Mid-Continent area in Oklahoma and Western Arkansas which includes the Anadarko and Arkoma Basins.

    ANADARKO BASIN. The Anadarko Basin is considered a mature oil and natural gas province characterized by multiple producing horizons and relatively long reserve lives. Drilling a Producing Well on these locations can convert Proved Undeveloped Reserves to Proved Developed Producing Reserves, and can provide additional PUD locations on the Company's leasehold acreage.

    The Company's Anadarko Basin properties were initially drilled on 640 acre producing units. Industry has successfully demonstrated to Oklahoma regulators that deeper wells in the Anadarko Basin will not efficiently drain 640 acres and have obtained authorization for increased density drilling on smaller acreage units. Further, under the forced pooling rules in Oklahoma, even if the Company is not the operator of the property for which increased density drilling has been approved, the Company may propose to drill and operate additional wells on the original production unit. Frequently this results in the proposing party owning a larger portion of newly drilled wells because other Working Interest owners may decline to participate.

    During the year ended December 31, 1998, the Company drilled 7 Gross (2.4
Net) Development Wells in the Anadarko Basin of which 5 Gross (1.6 Net) Development Wells were completed as commercially productive. The Company's wells typically are completed in horizons ranging in depth between 7,000 and 15,000 feet.

    ARKOMA BASIN. Most Arkoma Basin reserves are produced from formations at depths ranging from approximately 3,000 to 8,000 feet.

    During 1998, the Company drilled 3 Gross (1.5 Net) Development Wells in the Arkoma Basin of which 1 Gross (.2 Net) Development Well was completed as commercially productive. The typical Arkoma Basin well is drilled to a total depth of approximately 7,500 feet.

    EAST AND WEST TEXAS AREA

    At December 31, 1998, approximately 30.8% (32.2 Bcfe) of the Company's Proved Reserves were located in the East and West Texas area, including East Texas and the Goldsmith Adobe Unit in West Texas.

    EAST TEXAS. These reserves are found in the Cotton Valley formation and the Travis Peak formation. The Cotton Valley formation is generally found at depths of 8,500 to 10,500 feet in the Company's area of interest. These properties produce from low permeability reservoirs that generally contain relatively long life natural gas reserves. A significant portion of the cost to complete Cotton Valley wells is incurred due to the low permeability of interbedded sandstones and shales, which requires large hydraulic fracture stimulation, typically of multiple zones of the producing formation, to obtain the increased production levels necessary to make such wells commercially viable. The Travis Peak formation is generally found at a depth of 7,200 feet and principally contains oil reserves.

    During the year ended December 31, 1998, the Company drilled 2 Gross (2 Net) Development Wells in the Travis Peak formation in East Texas both of which were completed as commercially productive.

    GOLDSMITH ADOBE UNIT ("GAU"). The Goldsmith Adobe Unit is in the Permian Basin in West Texas. The Company owns approximately a 95% Working Interest in the GAU, which it operates.

    Originally the GAU was drilled on 40 acre spacing units. Previous operators had drilled several wells on 20 acre spacing units and, based on the results of this drilling and 20 acre spacing development on adjoining leases, the Company began a drilling program in July 1994 to develop the GAU on 20 acre spacing units. During 1998, the Company drilled and completed as commercially productive, 4 Gross (3.8 Net) Development Wells on the GAU.

    Typically, wells drilled by the Company in the GAU in 1998 were drilled to depths between 5,600 and 6,000 feet into the Clearfork formation.

    GULF COAST AREA

    At December 31, 1998, 25.6% (26.9 Bcfe) of the Company's Proved Reserves were located in the Gulf Coast areas, principally in the Greater Bayou Sorrel Area in Iberville Parish, Louisiana and at Mustang Island in offshore Gulf of Mexico. The Company also has participated in exploratory activity in various parishes throughout Southern Louisiana.

    GREATER BAYOU SORREL AREA. The Greater Bayou Sorrel Area is located approximately eighty miles west of New Orleans, in Iberville Parish, Louisiana, in the Atchafalaya River Basin. The target formations of the Company's exploration prospects in this area range from approximately 11,000 to 14,000 feet and include the Marg Vag, Marg Howeii, Camerina, Cib Haz, and Marg Tex zones. The topography of the surface is river swamp and all work must be done with barge-mounted drilling rigs and boats. Production platforms are mounted on pilings. The Company first participated in the successful exploratory test of the Schwing #1 well in the Company's East Bayou Sorrel prospect in January 1996. This discovery well was drilled to a total depth of approximately 14,000 feet on the eastern flank of the old Bayou Sorrel Field, which was discovered by Shell Oil Company in 1954. The old Bayou Sorrel Field was drilled in the 1950s and 1960s, with a total of 87 wells drilled and produced in twenty-eight different horizons ranging in depths from 7,000 to 11,100 feet. During 1997, the Company successfully drilled and completed a second test well, the Schwing #2.

    During 1998, the Company drilled 2 Gross (1.2 Net) Exploratory Wells in the Greater Bayou Sorrel area both of which were determined to be dry holes. Also during 1998, the Company successfully drilled and completed 1 Gross (.8 Net) Development Well in the Greater Bayou Sorrel area.

    The Company has completed shooting, processing and interpreting, an approximate 54 square mile 3-D seismic survey over the Greater Bayou Sorrel Area. The Company has identified additional potential drilling locations for prospects in this area through interpretation of the 3-D seismic data. The Greater Bayou Sorrel Area has produced and continues to produce significant oil and gas. Because of the difficult topography, very little seismic data had been acquired prior to the Company's 3-D survey. The Company controls approximately 13,400 acres either by lease or option to lease, within the Greater Bayou Sorrel Area.

    In March 1998, the Company acquired Fortune Natural Resources Corporation's interests in the East Bayou Sorrel field for approximately $4.5 million in cash.

    MUSTANG ISLAND. The Mustang Island area is located offshore in shallow state waters in Nueces County, Texas. The Company currently has approximately a 92% working interest in approximately 16,000 gross acres of leases, majority interests in 2 producing wells, 11 miles of pipeline, and an onshore tank facility. In addition, the Company participated in a 3-D seismic survey over the area, which provided approximately 90 square miles of data. Several exploratory opportunities have been identified from this 3-D seismic data. The Company did not drill any wells at Mustang Island during 1998.

    In June 1998, the Company acquired Germany Oil Company's interest in six state leases and one producing well in the Mustang Island area for $.4 million in cash.

    OTHER SOUTH LOUISIANA. The Company has also participated in exploratory prospects outside of the Greater Bayou Sorrel area in various parishes in South Louisiana. During 1998, the Company drilled 5 Gross (2.7 Net) Exploratory Wells in various parishes located in South Louisiana, of which 1 Gross (.3 Net) Exploratory Well was completed as commercially productive.

OIL AND NATURAL GAS RESERVES

    The estimated reserves and related future net revenues as of December 31, 1998, were prepared by the Company's in-house engineers. All of the Company's reserves are located in the continental United States. This reserve report was prepared using constant prices and costs in accordance with the published guidelines of the SEC. The net weighted average prices used in the Company's reserve report at December 31, 1998, were $10.46 per barrel of oil and $2.06 per Mcf of natural gas. The estimation of reserves and future net revenues can be materially affected by the oil and gas prices used in preparing the reserve report. Substantially all of the Company's oil and natural gas properties are subject to liens, and the remaining oil and natural gas properties are subject to a negative pledge pursuant to the Company's credit facility.

    All reserves are evaluated at constant temperature and pressure which can affect the measurement of natural gas reserves. Estimated operating costs, development costs, abandonment costs and certain production-related and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income taxes. The following estimates set forth reserves considered to be economically recoverable under normal operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the PV10% from future net cash flows can differ from the Standardized Measure of discounted future net cash flows set forth in the notes to the Financial Statements of the Company, which is calculated after provision for future income taxes. There can be no assurance that these estimates are accurate predictions of future net cash flows from oil and natural gas reserves or their present value.

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

    No estimates of Proved Reserves of oil and natural gas have been filed by the Company with, or included in any report to, any United States authority or agency (other than the SEC) since December 31, 1997.

    The following table sets forth certain information for the Company's total Proved Reserves of oil and natural gas and the PV10% of estimated future net revenues from such reserves, at December 31, 1998. Also presented is the Standardized Measure of the Company's total Proved Reserves of oil and natural gas.


                                                             AS OF DECEMBER 31, 1998
                                           ---------------------------------------------------------
                                                             NATURAL     NATURAL GAS       PV10%
                                               OIL             GAS        EQUIVALENT        (IN
                                             (MBBLS)         (MMCF)        (MMCFE)       THOUSANDS)
                                           ------------   ------------   ------------   ------------

Proved Developed Reserves ..............          4,188         67,039         92,166   $     68,973
Proved Undeveloped Reserves ............            426         10,203         12,759          6,904
                                           ------------   ------------   ------------   ------------
Total Proved Reserves ..................          4,614         77,242        104,925   $     75,877
                                           ============   ============   ============   ============
Standardized Measure ...................                                                $     75,877
                                                                                        ============

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

                                                          YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1996         1997         1998
                                                     ----------   ----------   ----------
Net production:
   Oil (Mbbls) ...................................          522        1,110        1,238
   Natural gas (Mmcf) ............................        5,681       13,146       11,255
   Natural gas equivalent (Mmcfe) ................        8,811       19,807       18,685
Average sales price:
   Oil (per Bbl) .................................   $    21.70   $    19.17   $    12.66
   Natural gas (per Mcf) .........................         2.26         2.37         2.02
Unit economics (per Mcfe):
   Average sales price ...........................   $     2.74   $     2.65   $     2.06
   Lease operating expenses ......................          .41          .34          .46
   Oil and gas production taxes ..................          .15          .16          .13
   Depletion rate (excluding writedowns) .........         1.10         1.11         1.06
   General and administrative expenses ...........          .24          .22          .33

PRODUCTIVE WELL SUMMARY

    The Company's production of oil and natural gas is primarily derived from wells located in Texas, Oklahoma, Louisiana, and Arkansas. The following table sets forth the Company's interests in Productive Wells, by principal area of operation, as of December 31, 1998:

                                   OIL             NATURAL GAS            TOTAL
                            -----------------   -----------------   -----------------
                             GROSS      NET      GROSS      NET      GROSS      NET
                            -------   -------   -------   -------   -------   -------
Area:
   Mid-Continent .........        67      20.2       280     136.3       347     156.5
   East and West Texas ...       135     124.1        37      35.1       172     159.2
   Gulf Coast ............        22      18.0         9       4.9        31      22.9
                             =======   =======   =======   =======   =======   =======
     Total ...............       224     162.3       326     176.3       550     338.6
                             =======   =======   =======   =======   =======   =======

LEASEHOLD ACREAGE

    The following table shows the approximate Gross and Net Acres in which the Company had a leasehold interest as of December 31, 1998:

                                            DEVELOPED ACREAGE    UNDEVELOPED ACREAGE
                                           -------------------   -------------------
                                            GROSS        NET      GROSS       NET
                                           --------   --------   --------   --------
Area:
   Mid-Continent .......................    104,654     53,900      3,700      2,494
   East and West Texas .................     17,863     14,315      6,374      3,656
   Gulf Coast ..........................     15,778     10,657     30,832     22,045
                                           ========   ========   ========   ========
     Totals ............................    138,295     78,872     40,906     28,195
                                           ========   ========   ========   ========

    The Company generally acquires a leasehold interest in the properties to be explored. The leases grant the lessee the right to explore for and extract oil and natural gas from a specified area. Lease rentals usually consist of a fixed annual charge made prior to obtaining production. Once production has been established, a royalty is paid to the lessor based upon the gross proceeds from the sale of oil and natural gas. Once wells are drilled, a lease generally continues as long as production of oil and natural gas continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths.

    Substantially all of the Company's producing oil and natural gas properties are located on leases held by the Company for an indeterminate number of years as long as production is maintained. All of the Company's non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. The Company is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Delay rentals were approximately $1.0 million for the year ended December 31, 1997 and were approximately $.9 million for the year ended December 31, 1998, and could increase in future periods depending on the Company's lease acquisition activities.

DRILLING ACTIVITY

    The following table sets forth exploration and development drilling results for the years ended December 31, 1996, 1997, and 1998.


                                                    YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------------
                                        1996                  1997                   1998
                                 -------------------   -------------------   -------------------
                                   GROSS      NET       GROSS       NET       GROSS        NET
                                 --------   --------   --------   --------   --------   --------

 Exploratory
   Productive ................          3        1.4          2        1.0          1         .3
   Non-productive ............          5        1.1          6        2.4          6        3.6
                                 --------   --------   --------   --------   --------   --------
     Total ...................          8        2.5          8        3.4          7        3.9
                                 --------   --------   --------   --------   --------   --------

Development
   Productive ................         28       25.6         67       58.5         13        8.4
   Non-productive ............          1         .2          2        1.5          4        2.1
                                 --------   --------   --------   --------   --------   --------
     Total ...................         29       25.8         69       60.0         17       10.5
                                 --------   --------   --------   --------   --------   --------
Combined Total ...............         37       28.3         77       63.4         24       14.4
                                 ========   ========   ========   ========   ========   ========


TITLE TO OIL AND NATURAL GAS PROPERTIES

    The Company has acquired interests in producing wells and undeveloped acreage in the form of Working Interests, Royalty Interests, and Overriding Royalty Interests. To reduce the Company's financial exposure in any one exploratory prospect, the Company often acquires less than 100% of the Working Interest in a prospect. Working Interests held by the Company may, from time to time, become subject to minor liens. Prior to an acquisition, due diligence investigations are made in accordance with standard practices in the industry, which may include securing an acquisition title opinion.

PRODUCTION AND SALES PRICES

    The Company produces oil and natural gas solely in the continental United States. The Company has no obligations to provide a fixed and determinable quantity of oil and/or natural gas in the future under existing contracts or agreements. Nor does the Company refine or process the oil and natural gas it produces, but sells the production to unaffiliated oil and natural gas purchasing companies in the area in which it is produced. The Company expects to sell crude oil on a market price basis and to sell natural gas under contracts to both interstate and intrastate natural gas pipeline companies. The Company currently sells a significant portion of oil pursuant to a contract with Plains Marketing and Transportation. See "-- Markets and Customers."

CONTROL OVER PRODUCTION ACTIVITIES

    The Company operated 394 of the 550 producing wells in which it owned an interest as of December 31, 1998. The non-operated properties are operated by unrelated third parties pursuant to operating agreements which are generally standard in the industry. Significant decisions about operations regarding non-operated properties may be determined by the outside operator rather than by the Company. If the Company declines to participate in additional activities proposed by the outside operator under certain operating agreements, the Company will not receive revenues from, and/or will lose its interest in the activity in which it declined to participate.

MARKETS AND CUSTOMERS

    The availability of a ready market for any oil and natural gas produced by the Company and the prices obtained for such oil and natural gas depend upon numerous factors beyond its control, including the demand for and supply of oil and natural gas; fluctuations in production and seasonal demand; the availability of adequate pipeline and other transportation facilities; weather conditions; economic conditions; imports of crude oil; production by and agreements among OPEC members; and the effects of state and federal governmental regulations on the import, production, transportation, sale and taxation of oil and natural gas. The occurrence of any factor that affects a ready market for the Company's oil and natural gas or reduces the price obtained for such oil and natural gas, may adversely affect the Company.

    A large percentage of the Company's oil and natural gas sales are made to a small number of purchasers. The Company normally sells its oil under six month contracts. During 1996, Plains Marketing and Transportation accounted for 83% of the Company's oil sales, while Crosstex Energy and GPM Natural Gas Corporation each accounted for 22% of the Company's natural gas sales. For the year ended December 31, 1997, Plains accounted for 84% of the Company's oil sales, and Crosstex and GPM accounted for 20% and 14%, respectively, of the Company's natural gas sales. For the year ended December 31, 1998, Plains accounted for 85% of the Company's oil sales, and Crosstex and Aquila Energy Marketing accounted for 23% and 26%, respectively, of the Company's natural gas sales. The agreement with Plains, entered into in 1993, provides for Plains to purchase the Company's oil pursuant to West Texas Intermediate posted prices plus a premium. The Company does not believe that the loss of any purchaser would have a material adverse effect on its business because, under prevailing market conditions, such purchaser could be replaced.

    A portion of the Company's natural gas production is sold pursuant to long term netback contracts. Under netback contracts, gas purchasers buy gas from a number of producers, process the gas for natural gas liquids, and sell the liquids and residue gas. Each producer receives a fixed portion of the proceeds from the sale of the liquids, and residue gas. The gas purchasers pay for transportation, processing, and marketing of the gas and liquids, and assume the risk of contracting pipelines and processing plants in return for a portion of the proceeds of the sale of the gas and liquids. Generally, because the purchasers are marketing large volumes of hydrocarbons gathered from multiple producers, higher prices may be obtained for the gas and liquids. A portion of the Company's natural gas production is also sold under forward sales contracts. See Note 9 of Notes to Consolidated Financial Statements. Deliveries under these contracts are priced based on NYMEX prices less a differential whereby the Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at that time. The Company pays the cost of transportation of the natural gas to the delivery point specified in these contracts. The remainder of the Company's natural gas is sold on the spot market under short-term contracts.

REGULATION

    GENERAL. The Company's oil and natural gas exploration, production, and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted by federal and state agencies or jurisdictions, the Company is unable to predict the future cost or impact of complying with such laws.

    EXPLORATION AND PRODUCTION. The Company's exploration and development operations are subject to various types of regulation at the federal, state, and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the plugging and abandoning of wells. The Company's operations are also subject to various conservation regulations and rules to protect the correlative rights of mineral interest owners. These include the regulation of the size of drilling and spacing units or proration units, the density of wells which may be drilled, and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of land and leases. In addition, some state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Legislation in Oklahoma and regulatory action in Texas governs the methodology by which the regulatory agencies establish permissible monthly production allowables. The Company cannot predict what effect any change in prorationing regulations might have on its production and sales of natural gas.

    Certain of the Company's Oil, Gas and Mineral Leases are granted by the federal government and administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation and disbursement of royalty payments to the federal government. The Mineral Lands Leasing Act of 1920 places limitations on the number of acres under federal leases that may be owned in any one state.

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

    Because oil and natural gas exploration and production, and possibly other activities, have been conducted at some of the Company's properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, the Company has agreed to indemnify some sellers of producing properties from whom the Company has acquired reserves against certain liabilities for environmental claims associated with such properties. While the Company does not believe that costs to be incurred by the Company for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

    Additionally, in the course of the Company's routine oil and natural gas operations, surface spills and leaks, including casing leaks of oil or other materials occur, and as a result, the Company incurs costs for waste handling and environmental compliance. Moreover, the Company is able to control directly the operations of only those wells for which it acts as the operator. Notwithstanding the Company's lack of control over wells in which the Company owns an interest but is operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to the Company.

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

COMPETITION

    The oil and gas industry is intensely competitive in all of its phases. With the decline in prices, the reduction in exploratory drilling, the reduction in available capital markets and debt financing becoming scarce for energy activities, competition for the acquisition of desirable producing Oil, Gas and Mineral Leases and oil and natural gas companies with production has increased. The Company, which is a small competitive factor in the industry, encounters strong competition from major oil companies, independent oil and natural gas concerns, and individual producers and operators, many of which have financial resources, staffs, facilities and experience substantially greater than those of the Company. Depressed energy prices have caused many energy companies to seek merger candidates resulting in the combination of many small energy companies into larger and more competitive entities. Furthermore, in times of high drilling activity, exploration for and production of oil and natural gas may be affected by the availability of equipment, labor, supplies and by competition for drilling rigs. The Company cannot predict the effect these factors will have on its operations. The Company owns no drilling rigs, and it is anticipated that its drilling will be conducted by third parties. Furthermore, the oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial, and individual consumers.

OFFICE SPACE

    The Company leases approximately 25,000 square feet of office space in Dallas, Texas. The Company also leases a small amount of office space in Odessa, Texas, Fort Smith, Arkansas and Yukon, Oklahoma for its business activities.

EMPLOYEES

    At March 24, 1999, the Company had 54 full-time employees. Of these employees, eight are field-related personnel. The Company does not have any collective bargaining agreements with employees and believes that relations with its employees are generally satisfactory.

ITEM 3. LEGAL PROCEEDINGS

    The Company filed suit against Mr. R. E. Steakley in August 1995 to enjoin Mr. Steakley from interfering with the operations of the Company. Mr. Steakley counterclaimed against the Company for surface damages, alleging certain environmental claims. In February 1999, without admitting any liability, the Company and Mr. R. E. Steakley entered into a Settlement and Release Agreement which provided that each of the Company and Mr. Steakley release and discharge the other from all claims and damages which may have occurred through January 31, 1999 and dismiss the pending lawsuits against each other. The Company further agreed to pay Mr. Steakley an amount of $75,000, purchase certain materials from Mr. Steakley at market value which the Company shall use to maintain roads incidental to its operations on the Steakley property and limit the Company's ingress and egress to specified entrances on the Steakley property.

     Other than the Bankruptcy Court proceedings, the Company is not a defendant in any additional material pending legal proceedings. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock traded on the Nasdaq National Market since September 1, 1995 under the symbol "NEGX". On November 9, 1998, Nasdaq notified the Company that its common stock would be delisted effective at the close of business that day for failing to meet the net tangible asset test and minimum bid price requirements set forth in NASD Marketplace Rules 4450(a)(3) and 4450(a)(5). Nasdaq also advised the Company that its common stock was immediately eligible for trading on the OTC Bulletin Board through authorized broker-dealers who had been market makers in the Company's stock during the last 30-days. The Company contacted its OTC Market Makers to notify them of Nasdaq's action and to facilitate future trading activity. The Company's common stock currently trades on the OTC Bulletin Board under the symbol "NEGXQ". The following table sets forth for the periods indicated, the high and low closing sales prices for the Company's Common Stock, as reported on Nasdaq and/or the OTC Bulletin Board. The quotations represent prices between dealers in securities and may not include retail mark-up, mark-down, or commission and may not represent actual transactions.


                                             COMMON STOCK PRICE
                                           -----------------------
                                              HIGH          LOW
                                           ----------   ----------
CALENDAR YEARS BY QUARTER
1998:
   First ...............................   $     4.13   $     2.31
   Second ..............................         2.78         1.38
   Third ...............................         1.50          .38
   Fourth ..............................          .38          .03
1997:
   First ...............................         4.56         3.13
   Second ..............................         3.69         2.88
   Third ...............................         5.63         2.94
   Fourth ..............................         6.56         3.44

     On March 24, 1999, the latest practicable date for providing price information, the last sales price for the Company's Common Stock was $.10.

HOLDERS

     As of March 24, 1999, the Company had approximately 4,500 record holders of its shares of Common Stock, including multiple nominee holders for an undetermined number of beneficial owners.

DIVIDENDS ON COMMON STOCK

     The Company has not paid cash dividends on its Common Stock and does not expect to declare cash dividends in the foreseeable future. Payment of dividends is prohibited under bankruptcy rules and regulations. Furthermore, any future dividends on the Common Stock will be limited by the terms of the Preferred Stock, which prohibits cash dividends on Common Stock unless all accrued and unpaid dividends on the Preferred Stock have been paid, and the terms of the Company's credit facility with Arnos, Inc., which does not permit dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected historical financial and operating data with respect to the Company as of and for each of the five years in the period ended December 31, 1998. The Company acquired significant producing oil and natural gas properties during certain of the periods presented which affects the comparability of the historical financial and operating data for the periods presented. The financial data was derived from the historical financial statements of the Company. This information is not necessarily indicative of the Company's future performance. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto of the Company included elsewhere herein.


                                                                          YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                        1994          1995          1996          1997         1998
                                                     ----------    ----------    ----------    ----------    ----------
                                                         (IN THOUSANDS, EXCEPT FOR RATIOS AND PER UNIT DATA)

STATEMENT OF OPERATIONS DATA:(1)
Oil and natural gas sales ........................   $    3,100    $    7,827    $   24,174    $   52,417    $   38,440
Costs and expenses:
   Lease operating ...............................        1,149         1,701         3,596         6,729         8,590
   Oil and natural gas production taxes ..........          176           416         1,285         3,139         2,504
   Depreciation, depletion and amortization ......        1,050         3,171         9,901        23,205        21,311
   Writedown of oil and natural gas
    properties(2) ................................           --            --        43,497        46,396       148,400
   Restructuring charges .........................           --            --            --            --         1,869
   General and administrative ....................          826         1,634         2,157         4,392         6,141
                                                     ----------    ----------    ----------    ----------    ----------
     Total costs and expenses ....................        3,201         6,922        60,436        83,861       188,815
                                                     ----------    ----------    ----------    ----------    ----------
Operating income (loss) ..........................         (101)          905       (36,262)      (31,444)     (150,375)
Interest expense .................................         (497)       (1,011)       (4,108)      (11,212)      (14,432)
Other income .....................................          109           312           308         1,032           293
                                                     ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes and
  extraordinary item .............................         (489)          206       (40,062)      (41,624)     (164,514)
Income tax benefit ...............................           --            --        14,504         7,286            --
                                                     ----------    ----------    ----------    ----------    ----------
Income (loss) before extraordinary item ..........         (489)          206       (25,558)      (34,338)     (164,514)
Extraordinary loss ...............................         (122)         (432)         (292)           --            --
                                                     ----------    ----------    ----------    ----------    ----------
Net loss .........................................   $     (611)   $     (226)   $  (25,850)   $  (34,338)   $ (164,514)
                                                     ==========    ==========    ==========    ==========    ==========
Loss per common share before
  extraordinary item .............................   $    (0.09)   $    (0.05)   $    (1.33)   $     (.94)   $    (4.08)
                                                     ==========    ==========    ==========    ==========    ==========
Net loss per common share ........................   $    (0.10)   $    (0.09)   $    (1.34)   $     (.94)   $    (4.08)
                                                     ==========    ==========    ==========    ==========    ==========

CASH FLOW DATA:
Net cash provided by operating activities ........   $      373    $    2,857    $   11,788    $   22,864    $    5,082
Net cash used in investing activities ............       (3,812)      (16,726)      (49,277)      (75,826)      (53,303)
Net cash provided by financing activities ........        5,871        17,352        45,595        64,734        24,809

OTHER FINANCIAL DATA:
EBITDA(3) ........................................   $    1,058    $    4,387    $   17,443    $   39,189    $   19,628
Ratio of EBITDA to interest expense ..............         2.1x          4.3x          4.2x          3.5x          1.4x
Ratio of earnings to fixed charges (4) ...........           --          1.2x            --            --            --

BALANCE SHEET DATA (AT PERIOD END):(1)
Cash and cash equivalents ........................   $    2,594    $    6,076    $   14,182    $   25,954    $    2,542
Working capital (deficit) ........................        3,561        (2,335)       (1,582)        8,387      (197,834)
Total assets .....................................       18,746        43,491       216,199       254,361        95,002
Long-term debt ...................................        6,000        13,475       100,000       166,397            --
Stockholders' equity/(deficit) ...................       11,328        17,775        80,426        47,893      (116,933)



                                                                          YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        1994         1995         1996         1997         1998
                                                     ----------   ----------   ----------   ----------   ----------

OPERATING DATA:(1)
Production:
  Oil (Mbls) .....................................          116          283          522        1,110        1,238
  Natural gas (Mmcf) .............................          621        1,753        5,681       13,146       11,255
  Natural gas equivalent (Mmcfe) .................        1,315        3,454        8,811       19,807       18,685
Average sales price:
  Oil (per Bbl) ..................................   $    16.01   $    17.22   $    21.70   $    19.17   $    12.66
  Natural gas (per Mcf) ..........................         2.01         1.68         2.26         2.37         2.02
Unit economics (per Mcfe):
  Average sales price ............................         2.36   $     2.27   $     2.74   $     2.65   $     2.06
  Lease operating expenses .......................          .87          .49          .41          .34          .46
  Oil and natural gas production taxes ...........          .13          .12          .15          .16          .13
  Depreciation, depletion and amortization (5) ...          .80          .92         1.12         1.17         1.14
  General and administrative .....................          .63          .47          .24          .22          .33

----------

(1) Reflects the revenues, results of operations, and production subsequent to the dates of acquisitions of various oil and natural gas properties that affect the comparability of the data presented. The Company acquired a 17% Working Interest in the GAU during 1994. During 1995, the Company acquired interests in producing oil and natural gas properties in the Mustang Island area, the Oak Hill Field, and in Eddy County, New Mexico. In August 1996, the Company completed the Merger with Alexander. See Note 3 of Notes to Consolidated Financial Statements.

(2) The results of operations for the year ended December 31, 1996 include a writedown of oil and natural gas properties of approximately $43.5 million ($28.3 million net of deferred income taxes), in accordance with the full cost method of accounting, which resulted from the Merger. The results of operations for the year ended December 31, 1997, included a writedown of oil and natural gas properties of approximately $46.4 million ($37.5 million, net of deferred income taxes) in accordance with the full cost method of accounting. The results of operations for the year ended December 31, 1998, include a writedown of oil and natural gas properties of approximately $148.4 million in accordance with the full cost method of accounting. See Notes 3 and 12 of Notes to Consolidated Financial Statements.

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

(4) For the purposes of calculating the ratio of earnings to, or deficiency of earnings over, fixed charges, earnings consist of income before extraordinary items and income taxes plus fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, the interest component of rent expense, and amortization of debt premium, discount and financing costs. The deficiency of earnings over fixed charges for the years ended December 31, 1994, 1996, 1997 and 1998, were approximately $.05 million, $40.0 million, $44.2 million, and $167.9 million, respectively.

(5)      Excludes the full cost ceiling writedowns discussed in Note 2 above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's Financial Statements and "Selected Financial Data" and respective notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion only represents the best present assessment by management of the Company. Because of the size and scope of the Company's acquisitions during 1996 and the relatively small scale of the Company's operations prior to those acquisitions, the results of operations from 1996 to 1997 are not necessarily comparative.

    On December 4, 1998 the Company's 10 3/4% Senior Note bondholders filed an Involuntary Petition for an Order and Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it
(i) was meeting its obligations and generally paying its debts as they became due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the 10 3/4% Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999, effective February 8, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. The Company will act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course during its Chapter 11 proceeding. The Company anticipates proposing a Plan of Reorganization within 120 days of February 11, 1999, or at such time as may be extended by the Court. As of December 4, 1998, the Company discontinued the accrual of interest on unsecured liabilities subject to compromise, which primarily relates to the Senior Notes.

OVERVIEW

    The Company's current financial condition and 1998 operating results have resulted from the significant decline in oil prices during 1998, coupled with unfavorable revisions in estimates of oil and gas reserves during the year.

    The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control, including seasonal price fluctuation, the condition of the U.S. economy, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic governmental regulations, legislation and policies. Declines during 1998 in the prices of oil and gas have had a material adverse effect on the carrying value of the Company's oil and gas properties and the Company's revenues, profitability and cash flows.

RESULTS OF OPERATIONS

OVERVIEW OF PRODUCTION, SALES AND UNIT ECONOMICS

    The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and costs and expenses related to the Company's oil and natural gas production for the periods indicated.


                                                             YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                         1996         1997         1998
                                                     ----------   ----------   ----------
Net production:
  Oil (Mbbls) ....................................          522        1,110        1,238
  Natural Gas (Mmcf) .............................        5,681       13,146       11,255
  Natural Gas Equivalent (Mmcfe) .................        8,811       19,807       18,685
Oil and natural gas sales (in thousands):
  Oil ............................................   $   11,320   $   21,276   $   15,673
  Natural gas ....................................       12,854       31,141       22,767
                                                     ----------   ----------   ----------
  Total ..........................................   $   24,174   $   52,417   $   38,440
                                                     ==========   ==========   ==========
Average sales price:
  Oil (per Bbl) ..................................   $    21.70   $    19.17   $    12.66
  Natural gas (per Mcf) ..........................         2.26         2.37         2.02
Unit economics (per Mcfe):
  Average sales price ............................         2.74         2.65         2.06
  LOE ............................................          .41          .34          .46
  Oil and gas production taxes ...................          .15          .16          .13
  Depletion rate (excluding writedowns) ..........         1.10         1.11         1.06
  General and administrative .....................          .24          .22          .33


YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     Revenues. Total revenues decreased by $14.0 million (26.7%) to $38.4 million for 1998 from $52.4 million in 1997. The reduction in revenues is primarily due to the decrease in commodity prices from the same period in 1997. Average natural gas prices decreased $.35 per Mcf to $2.02 per Mcf for 1998 from $2.37 for 1997, and average oil prices decreased $6.51 per barrel to $12.66 for 1998 from $19.17 for 1997. The decrease in average prices reduced 1998 revenues by approximately $12.0 million compared to 1997.

    Also contributing to the decrease in revenues was the Mmcfe equivalent decrease in production. In 1998, the Company produced 1,238 Mbbls of oil, an increase of 11.5% over 1,110 Mbbls in 1997, and 11,255 Mmcf of natural gas, a decrease of 14.4% over 13,146 Mmcf in the same period of 1997. The increase in oil production is due primarily to the completion of four GAU wells in the first quarter of 1998, the completion of the State Lease #2102 well (in the Greater Bayou Sorrel area) in October of 1998 and the drilling activity on the Company's Anadarko Basin properties. The decline in gas production is primarily due to the flush production in 1997 from the drilling program on the East Texas and Arkoma properties. The Company had limited drilling activity in these areas during 1998.

    Also affecting 1998 production was the temporary shut-in of the East Bayou Sorrel field to allow for a pipeline repair, which reduced 1998 production by 291 Mmcfe, the 1997 sale of certain non-strategic properties and natural decline of production not replaced by additional drilling activity. The East Bayou Sorrel field was also shut-in for seven days to allow for the completion of the State Lease #2102 and Hurricane George. The Company expects production to continue to decline unless replaced through drilling, workovers, recompletions and/or acquisitions.

    Costs and Expenses. Lease operating expenses increased $1.9 million (28.4%) to $8.6 million for 1998 from $6.7 million for 1997 primarily due to additional wells brought into production during 1998 and 1997. The Company also entered into a saltwater disposal lease and $.4 million was paid for this lease during the fourth Quarter of 1998. The increase in lease operating expenses was in part offset by the 1997 sale of non-strategic properties and the Company's efforts to reduce operating costs. Lease operating expenses per Mcfe increased to $.46 for 1998 from $.34 for 1997 due to increased costs combined with the Mmcfe equivalent decline in production during the period.

    Production taxes decreased $.6 million (19.4%) to $2.5 million for 1998 compared to $3.1 million for 1997. This decrease principally resulted from the decrease in total oil and natural gas revenues discussed above.

    Depreciation, depletion and amortization decreased $1.9 million (8.2%) to $21.3 million for 1998 compared to $23.2 million for 1997. This decrease is due to the decrease in the depletion rate per Mcfe from $1.11 in 1997 to $1.06 for 1998. This decrease in the depletion rate was primarily due to the effects on depletion expense of the full cost ceiling writedowns discussed below in 1998.

    At March 31, June 30, September 30, and December 31, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, resulting in non-cash writedowns of the oil and natural gas properties totaling $148.4 million for the year. These writedowns resulted primarily from the decline in oil and natural gas prices, costs incurred on unsuccessful exploratory wells drilled during such period and unfavorable revisions to estimates of oil and gas reserves. See Notes 3 and 12 of Notes to Financial Statements.

    During 1998, the Company recorded non-recurring charges of approximately $1.9 million for severance and related costs resulting from the restructuring of its executive management team, other personnel changes and costs associated with the Chapter 11 filing.

    General and administrative costs increased $1.7 million (38.6%) to $6.1 million compared to $4.4 million for 1997. The increase in general and administrative expenses compared to 1997 was primarily due to increased personnel and office space due to the increase in the scope of the Company's operations. In an effort to reduce general and administrative costs the Company has restructured its executive management team and other personnel. The Company has also renegotiated its office lease and implemented other cost cutting strategies that should help reduce these costs in the future. The Company's capitalized general and administrative expenses totaled $ 1.6 million and $2.0 million for the years ended December 31, 1997 and 1998, respectively. General and administrative costs per Mcfe increased 50.0% to $.33 for 1998 from $.22 for 1997. This increase per Mcfe is attributable to the decrease in production, combined with additional general and administrative costs noted above.

    Other Income and Expenses. The increase of $3.2 million in interest expense to $14.4 million for 1998 from $11.2 million for 1997, was due to the issuance of the Series C Notes in August 1997, and interest on borrowings under the credit facility, partially offset by an increase of $.8 million of interest costs which were capitalized during 1998 related to the Company's unproved oil and natural gas properties. The average balance of debt outstanding during 1998 was $180.6 million as compared to average debt outstanding of $133.4 million for 1997. The weighted average interest rate for 1998 was 9.9% compared to 10.3% for 1997. As of December 4, 1998, the Company discontinued the accrual of interest on unsecured liabilities subject to compromise, which primarily consisted of the Senior Notes, as a result of the Chapter 11 filing. Approximately $1.3 million additional interest expense would have been recognized by the Company if not for the discontinuation of the interest accrual on the Senior Notes.

    Net Loss. A net loss of $164.5 million was generated for 1998, compared with net loss of $34.3 million for 1997. The net losses for 1998 and 1997 included writedowns of oil and natural gas properties of $148.4 million and $37.5 million, respectively, net of deferred taxes. Excluding these charges, income decreased $19.3 million in 1998 compared with 1997 due to the decrease in operating income and increased interest expense.

YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Revenues. Total revenues increased by $28.2 million (116.5%) to $52.4 million for 1997 from $24.2 million in 1996. In 1997, the Company produced 1,110 Mbbls of oil, an increase of 112.6% over 522 Mbbls in 1996, and 13,146 Mmcf of natural gas, an increase of 131.4% over 5,681 Mmcf in the same period of 1996. The increase in production primarily from the results of the Drilling Program and the Merger with Alexander completed in August 1996. Also contributing to the increased production is the UMC Acquisition, the CA Acquisition, the Lake Boeuf Acquisition and the Bayou Sorrel Acquisition (collectively, the "1996 Acquisitions") completed during 1996.

    Also contributing to the increase in revenues was the increase in average natural gas prices of $.11 per Mcf to $2.37 per Mcf for 1997 from $2.26 for 1996, offset by the decrease in average oil prices of $2.53 per barrel to $19.17 for 1997 from $21.70 for 1996.

    Costs and Expenses. Lease operating expenses increased $3.1 million (86.1%) to $6.7 million for 1997 from $3.6 million for 1996 primarily due to the increased production discussed above. Although total lease operating expenses increased, lease operating expenses per Mcfe decreased to $.34 for 1997 from $.41 for 1996.

    Production taxes increased $1.8 million (144.2%) to $3.1 million for 1997 compared to $1.3 million for 1996. This increase principally resulted from the increase in total oil and natural gas revenues discussed above and increased production in Louisiana, which has higher production tax rates than Texas, Oklahoma and Arkansas.

    Depreciation, depletion and amortization increased $13.3 million (134.3%) to $23.2 million for 1997 compared to $9.9 million for 1996. This increase is due to the increased production. The depletion rate per Mcfe was $1.11 for 1997 compared to $1.10 for 1996. This increase in the depletion rate was primarily due to the acquisition costs incurred in the Merger.

    At December 31, 1997, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, resulting in a non-cash writedown of the oil and natural gas properties of $46.4 million ($37.5 million net of deferred income taxes). This writedowns resulted primarily from the decline in oil and natural gas prices in the fourth quarter of 1997, combined with the costs incurred on unsuccessful exploratory wells drilled during such period. In August, 1996, as a result of allocating the cost of the Merger with Alexander, under the purchase method of accounting, to the proved oil and natural gas properties acquired in connection with the Merger, the Company recognized a writedown of the oil and natural gas properties, net of related deferred income taxes of $28.3 million. See Notes 3 and 12 of Notes to Financial Statements.

    General and administrative costs increased $2.2 million (100.0%) to $4.4 million compared to $2.2 million for 1996, due to the Merger with Alexander, although general and administrative costs per Mcfe decreased 8.3% to $.22 for 1997 from $.24 for 1996. This decrease per Mcfe is attributable to the increase in production discussed above, without a proportionate increase in costs to the Company.

    Other Income and Expenses. The increase of $7.1 million in interest expense to $11.2 million for 1997 from $4.1 million for 1996, was due to the issuance of the Notes, partially offset by $2.5 million of interest costs related to the Company's unproved oil and natural gas properties which was capitalized in 1997. The average balance of debt outstanding during 1997 was $133.4 million as compared to average debt outstanding of $41.4 million for 1996. The weighted average interest rate for 1997 was 10.34% compared to 8.64% for 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    Net cash provided by operating activities was $5.1 million for the year ended December 31, 1998, compared to $22.9 million for the same period in 1997. The decrease in cash flow from operating activities is primarily due to the decrease in income from operations before non-cash charges, resulting from depressed sales prices for oil and gas and reduced production at such prices.

    Net cash used by investing activities was $53.3 million for 1998 compared with $75.8 million for 1997. The cash used by investing activities for 1998 included $52.0 million for exploration and development expenditures pursuant to the Company's Drilling Program, including acquisitions of leasehold interests and seismic costs.

    Net cash provided by financing activities was $24.8 million for 1998 compared with $64.7 million for the same period in 1997. The net cash provided by financing activities during 1998 consisted primarily of proceeds from the credit facility. In 1997, cash provided by financing activities consisted primarily of proceeds from the issuance of the Series C Notes.

    The Company's working capital deficit at December 31, 1998, was $197.8 million compared to a working capital surplus at December 31, 1997 of $8.4 million. The decrease in working capital was due primarily to the classification as a current liability of the $25.0 million due under the Arnos credit facility, the $166.2 million due on the Senior Notes and the accrued interest on the Senior Notes.

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

FUTURE CAPITAL REQUIREMENTS

    The Company has made, and will continue to make, ordinary course capital expenditures for the development, and exploitation of oil and natural gas reserves, subject to economic conditions and in accordance with the rulings and procedures set forth by the Court. Due to the Chapter 11 filing and severely depressed oil prices, the Company has suspended its exploratory drilling program. The Company will limit its capital expenditures to ordinary course enhancement of current production through workovers, recompletions, and other production enhancing activities deemed to be economic given current depressed oil and gas prices. Development drilling is anticipated to be limited to (i) ordinary course nonoperated wells in which we have limited working interests and in which the failure to participate may result in drainage, depletion or loss of current reserves and (ii) operated wells deemed to be economical given current oil and gas prices. Large expenditures for developmental drilling may require court approval and none are planned at this time.

    The Company has currently budgeted approximately $7.8 million for capital expenditures related to its oil and gas properties in 1999, of which approximately $6.0 million would be for development and exploitation activities, and approximately $1.8 million would be for delay rentals, lease bonuses, geological and geophysical costs. Actual amounts to be expended by the Company for these activities will be dependent upon a number of factors, including Court approval if necessary, oil and natural gas prices, the availability of capital, seismic and contract service costs, availability of drilling rigs and future drilling results. The Company is not contractually committed to expend the budgeted funds.

    The Company currently expects that existing cash and cash flows from operations will be sufficient to fund planned capital expenditures for its existing properties through 1999. However, the Company would require additional capital to fund any acquisitions and access to these markets could be limited due to the Chapter 11 proceeding.

    Subject to Court approval, the Company may seek additional capital, if required, from traditional reserve base borrowings, equity, and debt offerings or joint ventures to further develop and explore its properties and to acquire additional properties. There is no assurance, even if approved by the Court, that the Company would be able to access additional capital or that, if available, it will be at prices or on terms acceptable to the Company. In addition, the Chapter 11 proceeding and restrictions from the Bankruptcy Court could limit the Company's ability to access additional capital markets.

    Should the Company be unable to access the capital markets or should sufficient capital not be available, the development and exploration of the Company's properties could be delayed or reduced and, accordingly, oil and natural gas revenues and operating results may be adversely affected.

10 3/4% SENIOR NOTES DUE 2006

    On December 4, 1998 the Company's 10 3/4% Senior Note bondholders filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it
(i) was meeting its obligations and generally paying its debts as they became due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the 10 3/4% Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. The Company anticipates proposing a Plan of Reorganization within 120 days of February 11, 1999 or at such time as may be extended by the Court. As of December 4, 1998, the Company discontinued the accrual of interest related to unsecured liabilities subject to compromise, principally the Senior Notes.

    Due to the non-payment of interest due December 2, 1998, the Senior Notes were in default at December 31, 1998 and have been classified as a current liability.

    In November 1996, the Company issued $100 million aggregate principal amount of unregistered 10 3/4% Series A Notes due 2006. The net proceeds of the Series A Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under the predecessor to the credit facility and to increase the Company's working capital. In 1997, the Series A Notes were exchanged for the registered 10 3/4% Series B Notes due 2006 which are substantially identical to the Series A Notes. Collectively, the Series A Notes and Series B Notes are referred to as the "Series A/B Notes." In August 1997, the Company issued $65.0 million aggregate principal amount of its unregistered 10 3/4% Series C Notes. The net proceeds of the Series C Notes of approximately $64.8 million were used to repay approximately $23.0 million of borrowings under the credit facility, to fund the Drilling Program, and to increase the Company's working capital. In December 1997, the Company exchanged substantially all of the Series A/B Notes and the Series C Notes for registered 10 3/4% Series D Notes due 2006. The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Collectively, the Series A/B Notes, the Series C Notes, and the Series D Notes are referred to as the "Notes." The Notes bear interest at 10 3/4% per annum, payable semi-annually on May 1 and November 1. The Notes mature November 1, 2006, but may be redeemed after November 1, 2001, at the Company's option. The Indentures governing the Notes contain certain covenants, including, but not limited to covenants restricting the ability of the Company and its Restricted Subsidiaries' (as defined), to incur additional indebtedness. See Note 5 of Notes to Consolidated Financial Statements.

CREDIT FACILITIES

    On August 29, 1996, the Company, NEG-OK and Boomer Marketing, entered into a credit facility with Bank One, as Bank and Administrative Agent, and the Credit Lyonnais New York Branch, as Bank and Syndication Agent

(collectively, the "Banks"). The credit facility consisted of a $100.0 million reducing revolving line of credit, with an initial borrowing base of $60.0 million and a $5.0 million term loan. Interest under the reducing revolving line of credit was payable monthly at the Bank One base rate, as adjusted. The proceeds from the credit facility were used to repay a prior credit facility and the existing indebtedness of NEG-OK, resulting in an extraordinary charge of $292,372 or $.01 per common share in 1996.

    In November 1996, the Company repaid the outstanding borrowings under the credit facility with a portion of proceeds from the issuance of $100.0 million principal amount of 10 3/4% Senior Notes due 2006 (the "Series A Notes"). See
Note 5.

    Also in November 1996, in connection with the issuance of the Series A Notes, the Company revised the credit facility. The credit facility had a borrowing base of $25.0 million. The borrowing base may be redetermined at least semiannually and may require mandated monthly principal reductions from time to time. The principal amount of any borrowings is due at maturity, August 29, 2000 and interest is payable monthly.

    The Company granted liens to the Banks on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and natural gas properties. The credit facility requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth.

    The credit facility contains other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as a result of the payment thereof. In addition, if the Company is required to purchase or redeem any portion of the Notes, or if any portion of the Notes become due, the borrowing base is subject to reduction.

    The Company is required to pay a commitment fee on the unused portion of the borrowing base equal to 1% per annum.

    On December 7, 1998, Bank One and Credit Lyonnais gave notice to the Company that all outstanding obligations under the credit facility were accelerated and were immediately due and payable due to certain unspecified Events of Default as defined in the loan agreement.

    Effective December 22, 1998, the credit facility and all associated liens were assigned by the Banks to Arnos, Inc., an affiliated subsidiary of the Company's Series D Preferred Stockholder. In a letter dated December 23, 1998, Arnos (1) rescinded the acceleration of the loan, (2) waived all defaults existing at that time and (3) made sufficient borrowings available to pay the interest on the Senior Notes that was due on November 2, 1998 conditioned upon the Bankruptcy Court's dismissal of the Involuntary Petition. To date, no fees or interest have been paid to Arnos. The Company is accruing interest expense at an estimated rate under the Arnos credit facility. The Company had $25,000,000 outstanding under the Arnos credit facility as of December 31, 1998. At December 31, 1998, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility and as a result has classified the borrowings under the credit facility as a current liability.

PREFERRED STOCK

    In June 1994, the Company consummated the sale of $5.0 million of the Series B Preferred Stock. Fifty thousand shares of the Series B Preferred Stock were sold by the Company at $100 per share. The Series B Preferred Stock is convertible into shares of the Common Stock at a conversion price of $1.625 per share. In October 1997, 13,813 shares of the Series B Preferred Stock were converted into Common Stock, leaving 38,687 shares of the Series B Preferred Stock outstanding. The board of directors declared dividends on the Series B in December of 1998, which would be made in shares of Series B Preferred Stock. This dividend-in-kind has not been made and is currently in arrears.

    In June 1995, the Company consummated the sale of $4.0 million of the Series C Preferred Stock. Forty thousand shares of the Series C Preferred Stock were sold by the Company at $100 per share. The Series C Preferred Stock is convertible into shares of the Common Stock at a conversion rate of $2.00 per share. The Series B Preferred Stock and Series C Preferred Stock require that dividends be paid on the Series B Preferred Stock and Series C Preferred Stock before any dividends are paid on the Common Stock. In October 1997, 17,000 shares of the Series C Preferred Stock were converted into Common Stock, leaving 23,000 shares of the Series C Preferred Stock outstanding. The board of directors declared dividends on the Series C in December of 1998, which would be made in shares of Series C Preferred Stock. This dividend-in-kind has not been made and is currently in arrears.

    In August 1996, the Company completed the sale of 100,000 shares of the Series D Preferred Stock for $10.0 million and 50,000 shares of the Series E Preferred Stock for $5.0 million. The Series D Preferred Stock and Series E Preferred Stock are convertible into shares of the Common Stock at a conversion price of $2.25 per share. As part of such sale, the Company agreed to extend the date at which it may first redeem the Series B Preferred Stock and Series C Preferred Stock from June 14, 1997 to June 14, 1999. In October 1997, 40,500 shares of the Series E Preferred Stock were converted into Common Stock, leaving 9,500 shares of the Series E Preferred Stock outstanding.

    See Note 7 of Notes to Consolidated Financial Statements.

FINANCIAL REPORTING IMPACT OF FULL COST METHOD OF ACCOUNTING

    The Company follows the full cost method of accounting for oil and natural gas properties. Under such method, the net book value of such properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. During 1996, as a result of allocating additional cost, under the purchase method of accounting, to the oil and natural gas properties in connection with the Merger, the Company recognized a non-cash writedown of its oil and natural gas properties of approximately $28.3 million, net of deferred taxes. During the years ended December 31, 1997 and 1998, the net book value of the Company's oil and natural gas properties exceeded the ceiling based on the weighted average prices of crude oil and natural gas received by the Company resulting in non-cash writedowns totaling $37.5 million, net of deferred taxes and $148.4 million, respectively. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

RECENT ACCOUNTING PRONOUNCEMENTS

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Statement 130 establishes rules for the reporting and display of comprehensive income and its components. For 1996, 1997 and 1998, the differences between net earnings and total comprehensive income were not material.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings.

CHANGES IN PRICES AND INFLATION

    The prices received by the Company for its oil and natural gas production declined dramatically during 1998. The prices received for crude oil reached their lowest level in 50 years and were the lowest inflation-adjusted oil prices since the Depression. The Company's revenue and value of its oil and natural gas properties have been and will continue to be adversely affected until such prices recover. Oil and gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

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

    While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging has been accomplished pursuant to swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities is managed by requiring minimum credit standards for counter parties, periodic settlements, and market to market valuations. The Company has not been required to provide collateral relating to hedging activities. At December 31, 1998, the Company had no hedging or basis swap agreements outstanding. During the years ended December 31, 1996, 1997 and 1998, the Company recognized a net gain of $20,315, $0, and $0 respectively, related to hedging transactions.

    At December 31, 1998, the Company had entered into forward sales contracts with two purchasers covering the future production of natural gas. Deliveries under these contracts are priced based on NYMEX prices less a differential whereby the Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at that time. The Company pays the cost of transportation of the natural gas to the delivery point specified in the contracts. See Note 9 of Notes to Consolidated Financial Statements.

    Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three years ended December 31, 1998.

YEAR 2000

    The year 2000 ("Y2K") problem arises because of computer programs which use two digits rather than four digits to define a year. This may result in miscalculations or complete system failures in processing data with programs using date sensitive information.

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

    The Company has reviewed its internal computer systems and expects to be compliant with Y2K by mid-year. The costs of compliance have been minimal and management expects them to remain minimal since its management information systems are warranted to be compliant or are represented to be compliant in upgrades the Company will receive in 1999. Furthermore, the Company replaced its former oil and gas system in 1996 with a Y2K compliant oil and gas package.

    Management is in the process of obtaining confirmation from its major suppliers and purchasers that they also are or will be Y2K compliant. The costs of seeking such confirmation are expected to be minimal. Management believes that it will not be practical to independently verify the responses because it does not believe that the Company would be given access to carry out such verification or that the costs of doing so would be affordable. The cost of replacing non-compliant or non-responsive suppliers and customers will not be possible to determine until the review process has been completed. Any Y2K problems that do occur will likely manifest themselves in reduced production through equipment shut downs or impaired liquidity through inability of customers to take delivery of production or process payments. The Company plans to establish contingency plans by mid-year once its confirmation program is complete and the risks have been more fully quantified.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company from time to time utilizes derivative instruments, principally to hedge natural gas production, whereby gains and losses in the fair value of the derivative instruments are generally offset by price changes in the underlying commodity. Based on this approach, combined with risk assessment procedures and internal controls, management believes that its use of derivative instruments does not expose the Company to material risk, however, the use of derivative instruments for the hedging activities could affect the Company's results of operations in particular quarterly or annual periods. The use of such instruments limits the downside risk of adverse price movements, but it may also limit the Company's ability to benefit from favorable price movements.

    At December 31, 1998, the Company had entered into forward sales contracts with two purchasers covering future production of natural gas. Deliveries under these contracts are priced based on NYMEX prices less a differential whereby the Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at the time. Deliveries to be made under the forward sales contracts have not been priced as of December 31, 1998.

    The Company's exposure to interest rates relates primarily to its borrowings under its credit facility. The Company does not currently use derivatives to manage interest rate risk. Interest is payable on borrowings under the credit facility based on a floating rate. If short-term interest rates average 10% higher in 1999 than they were in 1998, the Company's interest expense would increase by approximately $225,000. This amount was determined by applying the hypothetical interest rate change to the Company's outstanding borrowings under the credit facility at December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements of the Company required by this Item 8 are included as part of Item 14(a)(1) hereof. These Financial Statements also serve as financial statements required pursuant to Rule 15d-21 and Form 11-K of the Exchange Act for the National Energy Group, Inc. Employee Stock Purchase Plan, as such Plan invests solely in the Company's common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 will be provided in the sections entitled "Proposal 1 - Director Election Proposal", "Management" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement") or in Item 10 of a Form 10-KA, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 will be provided in the section entitled, "Management" in the Company's Proxy Statement or in Item 11 of a Form 10-KA, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 will be provided in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement or in Item 12 of a Form 10-KA, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 will be provided in the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement or in Item 13 of a Form 10-KA, and is incorporated herein by reference.

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

             4.1 Certificate of Designations of the Company of 10% Cumulative Convertible Preferred Stock, Series B (5)

             4.2 Certificate of Designations of the Company of 10 1/2% Cumulative Convertible Preferred Stock, Series C (6)

             4.3 Certificate of Designations of the Company of Convertible Preferred Stock, Series D (3)

             4.4 Certificate of Designations of the Company of Convertible Preferred Stock, Series E (3)

             4.5 Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the "Guarantor"), formerly NEG-OK, and Bank One, Columbus, N.A. (7)

             4.6 Indenture dated August 21, 1997, among the Company and Bank One, N.A. (14)

             4.7 Instrument of Resignation, Appointment and Acceptance, dated October 23, 1998, between the Company, Bank One, N.A., and Norwest Bank Minnesota, N.A. (19)

             10.1 Crude Oil Purchase Contract, dated November 30, 1992, between the Company and Plains Liquids Transport Inc. (8)

             10.2 Amendment to Crude Oil Purchase Contract, dated November 17, 1993, between the Company and Plains Liquids Transport, Inc.
                   (5)


             10.3 Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and Transportation Inc. and the predecessor contract, the Crude Oil Purchase Contract, dated November 12, 1991, between Sunnybrook Transmission, Inc. and TriSearch Inc. (8)

             10.4 Agreement for Purchase and Sale (Mustang Island) dated April 20, 1995, between the Company and Sierra Mineral Development, L.C. (6)

             10.5 Agreement for Purchase and Sale (Oak Hill) dated April 12, 1995, between the Company and Sierra 1994 I Limited Partnership (6)

             10.6 Stock Purchase Agreement, dated as of June 14, 1995, among the Company, Arbco Associates L.P., Offense Group Associates L.P., Kayne, Anderson Nontraditional Investments L.P., and Opportunity Associates L.P. (6)

             10.7 High River Limited Partnership Warrant to purchase 700,000 Shares of Common Stock, dated August 29, 1996 (3)

             10.8 Form of Series E Investors' Warrants to purchase an aggregate 350,000 Shares of Common Stock, dated August 29, 1996 (3)

             10.9 Gascon Partners Warrant to Purchase 300,000 shares of the Company's Common Stock (13)

             10.10 Prudential Securities Incorporated Warrant to Purchase
                   100,000 Shares of the Company's Common Stock (3)

             10.11 Gaines Berland, Inc. Warrant to Purchase 300,000 Shares of
                   the Company's Common Stock dated August 29, 1996 (3)

             10.12 Gaines Berland, Inc. Warrant to Purchase 700,000 Shares of
                   the Company's Common Stock dated August 29, 1996 (3) 10.13 Executive Employment Agreement, dated January 1, 1996, between the Company and Miles D. Bender (9)

             10.13 Executive Employment Agreement, dated January 1, 1996, between the Company and Miles D. Bender (9)

             10.14 Separation Agreement, dated November 24, 1998, between the
                   Company and Miles D. Bender (19)

             10.15 Executive Employment Agreement, dated January 1, 1996, between the Company and Melissa Rutledge (9)

             10.16 Separation Agreement between the Company and Robert A. Imel dated October 31, 1997 (15)

             10.17 Separation Agreement, dated May 18, 1998, between the Company and William T. Jones (17)

             10.18 Executive Employment Agreement, dated June 6, 1996, between the Company and Jim L. David (1)

             10.19 Executive Employment Agreement dated March 20, 1997, between the Company and Philip D. Devlin (10)

             10.20 Separation Agreement, dated May 19, 1998, between the Company and Gene W. Anderson (19)

             10.21 Executive Employment Agreement dated August 25, 1997, between the Company and C. Dewayne Cravens (19)

             10.22 Separation Agreement, dated May 18, 1998, between the Company and C. Dewayne Cravens (19)

             10.23 Executive Employment Agreement, dated January 29, 1998, between the Company and Fred R. Miller (15)

             10.24 Executive Employment Agreement, dated March 5, 1998, between the Company and Chuck Elsey (16)

             10.25 Termination Notice and Agreement, dated October 28, 1998, between the Company and Chuck Elsey(19)

             10.26 Executive Employment Agreement, dated April 13, 1998, between the Company and Kent Lueders(16)

             10.27 Executive Employment Agreement, dated June 1, 1998, between the Company and Leslie Wylie(17)

             10.28 National Energy Group, Inc. 1996 Incentive Compensation Plan
                   (11)

             10.29 National Energy Group, Inc. Employee Stock Purchase Plan(12)

             10.30 National Energy Group, Inc. Employee Severance Policy(19)

             10.31 Agreement dated January 1, 1996 between the Company and
                   Sandefer Oil & Gas, Inc.(1)

             10.32 Consulting Agreement dated January 1, 1996 between Sandefer
                   Oil & Gas, Inc. and Potosky Oil & Gas, Inc. and Atocha Exploration, Inc.(1)

             10.33 Memorandum of Amendment dated March 27, 1997 amending (i)
                   Agreement dated January 1, 1996 between the Company and Sandefer Oil & Gas, Inc. and (ii) Consulting Agreement dated January 1, 1996 between Sandefer Oil & Gas, Inc. and Potosky Oil & Gas, Inc. and Atocha Exploration, Inc.(15)

             10.34 First Amendment dated April 15, 1997 to (i) Agreement dated
                   January 1, 1996 between the Company and Sandefer Oil & Gas, Inc. and (ii) Consulting Agreement dated January 1, 1996 between Sandefer Oil & Gas, Inc. and Potosky Oil & Gas, Inc. and Atocha Exploration, Inc.(15)

             10.35 Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and the Company, NEG-OK and Boomer Marketing Corporation ("Boomer")(3)

             10.36 $50,000,000 Revolving Note dated August 29, 1996 payable to
                   Bank One(3)

             10.37 $50,000,000 Revolving Note dated August 29, 1996 payable to
                   Credit Lyonnais(3)

             10.38 Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                   BankOne, Texas, N.A.(19)

             10.39 Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                   Credit Lyonnais New York Branch(19)

             10.40 Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(3)

             10.41 Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(3)

             10.42 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(3)

             10.43 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(3)

             10.44 First Amendment to Restated Loan Agreement dated October 31,
                   1996 among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer(9)

             10.45 Second Amendment to Restated Loan Agreement dated October 31,
                   1996, among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer(10)

             10.46 Third Amendment to Restated Loan Agreement dated October 31,
                   1996, among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer(10)

             10.47 Fourth Amendment to Restated Loan Agreement dated October 31,
                   1996, among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer(5)

             10.48 Multi-State Assignment Agreement dated December 22, 1998 between BankOne, Texas, NA, Credit Lyonnais New York Branch and Arnos, Corp.(19)

             10.49 Multi-State Assignment Agreement, LaFourche Parish,
                   Louisiana, dated December 22, 1998, between BankOne, Texas, NA, Credit Lyonnais New York Branch and Arnos Corp.(19)

             10.50 Multi-State Assignment Agreement, Iberville Parish,
                   Louisiana, dated December 22, 1998, between BankOne, Texas, NA, Credit Lyonnais New York Branch and Arnos Corp.(19)

             10.51 Oklahoma Assignment Agreement, dated December 22, 1998, between BankOne, Texas, NA, Credit Lyonnais New York Branch and Arnos, Corp.(19)

             10.52 Arnos Corporation Letter dated December 23, 1998(19)

             12.1  Computation of Ratio of Earnings to Fixed Charges(19)

             23.1  Consent of Ernst & Young LLP, Independent Auditors(19)

             24.1 Power of Attorney (included in signature pages to this Form 10-K)(19)

             27.1  Financial Data Schedule(19)

             99.1 Order of Bankruptcy Court Granting Relief on Involuntary Petition(18)

------------------------------

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

             (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

             (11) Incorporated by reference to the Company's Schedule 14A filed April 25, 1997.

             (12) Incorporated by reference to the Company's Form S-8 filed December 23, 1997.

             (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

             (14) Incorporated by reference to the Company's Form S-4 (No. 333-38075), filed October 16, 1997.

             (15) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

             (16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

             (17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

             (18) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 8, 1999.

             (19)     Filed herewith.

(b) The Company filed a report on Form 8-K, dated February 8, 1999, reporting the entry of an Order for Relief Under Chapter 11 of the Bankruptcy Code by the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. Under the Order, the Court assumed jurisdiction and supervision of the Company and its assets and business.

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


                     NATIONAL ENERGY GROUP, INC.

                     By:          /s/ Bob G. Alexander                              March 31, 1999
                        ------------------------------------------------
                                      Bob G. Alexander
                             President and Chief Executive Officer

                     By:          /s/ Melissa H. Rutledge                           March 31, 1999
                        ------------------------------------------------
                                      Melissa H. Rutledge
                         Vice President, Principal Financial Officer and
                                          Controller


                     POWER OF ATTORNEY AND SIGNATURES


    The undersigned directors and officers of National Energy Group, Inc. hereby constitute and appoint Bob G. Alexander with full power to act and with full power of substitution and resubstitution, our true and lawful attorney-in-fact with full power to execute in our name and on our behalf in the capacities indicated below any and all amendments to this Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith with the Commission, and hereby ratify and confirm all that such attorney-in-fact, which he or his substitute shall lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on March 31, 1999.



             /s/ Bob G. Alexander                     President, Chief Executive
------------------------------------------------        Officer and Director
                 Bob G. Alexander

             /s/ Jim L. David                         Assistant to President
------------------------------------------------        and Director
                 Jim L. David

             /s/ Russell D. Glass                     Director
------------------------------------------------
                 Russell D. Glass

            /s/  Martin Hirsch                        Director
------------------------------------------------
                 Martin Hirsch

            /s/  Robert H. Kite                       Director
------------------------------------------------
                 Robert H. Kite

           /s/   Robert J. Mitchell                   Director
------------------------------------------------
                 Robert J. Mitchell

             /s/ Jack G. Wasserman                    Director
------------------------------------------------
                 Jack G. Wasserman

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



FINANCIAL STATEMENTS                                                                                    PAGE
                                                                                                        ----
Report of Independent Auditors.......................................................................    F-2
Consolidated Balance Sheets as of December 31, 1997, and 1998........................................    F-3
Consolidated Statements of Operations for the years ended
   December 31, 1996, 1997, and 1998.................................................................    F-4
Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1997, and 1998.................................................................    F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
   December 31, 1996, 1997, and 1998.................................................................    F-6
Notes to Consolidated Financial Statements...........................................................    F-8

FINANCIAL STATEMENT SCHEDULES

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National Energy Group, Inc.

    We have audited the accompanying consolidated balance sheets of National Energy Group, Inc., as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Energy Group, Inc., at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations. Additionally, as discussed in Note 1 of the Notes to the Consolidated Financial Statements, on February 11, 1999, the United States Bankruptcy Court granted an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                      ERNST & YOUNG LLP




Dallas, Texas
March 24, 1999

                           NATIONAL ENERGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    (NOTE 1)


                                     ASSETS




                                                                                              DECEMBER 31
                                                                                    ------------------------------
                                                                                         1997             1998
                                                                                    -------------    -------------

Current assets:
   Cash and cash equivalents ....................................................   $  25,954,479    $   2,542,235
   Marketable securities ........................................................         486,750          339,250
   Accounts receivable - oil and natural gas sales ..............................      10,145,739        5,030,155
   Accounts receivable - joint interest and other ...............................       7,278,436        1,918,411
   Other ........................................................................       2,678,029        1,905,050
                                                                                    -------------    -------------
     Total current assets .......................................................      46,543,433       11,735,101
Oil and natural gas properties, at cost (full cost method):
   Subject to ceiling limitation ................................................     245,228,081      327,459,034
   Excluded from ceiling limitation .............................................      35,698,549               --
                                                                                    -------------    -------------
                                                                                      280,926,630      327,459,034
Accumulated depreciation, depletion, and amortization ...........................     (83,478,971)    (251,712,879)
                                                                                    -------------    -------------
   Net oil and natural gas properties ...........................................     197,447,659       75,746,155
Other property and equipment ....................................................       4,797,737        2,601,163
Accumulated depreciation ........................................................        (799,136)        (989,905)
                                                                                    -------------    -------------
   Net other property and equipment .............................................       3,998,601        1,611,258
Other assets and deferred charges, net ..........................................       6,371,714        5,909,344
                                                                                    -------------    -------------
     Total assets ...............................................................   $ 254,361,407    $  95,001,858
                                                                                    =============    =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable - trade .....................................................   $  21,725,575    $   2,299,274
   Accounts payable - revenue ...................................................       7,393,127        4,932,541
   Drilling advances ............................................................       5,282,467           99,961
   Debt in default:
    Senior Notes ................................................................              --      166,238,513
    Credit facility borrowings ..................................................              --       25,000,000
   Accrued interest .............................................................       2,956,250       10,537,601
   Other ........................................................................         798,983          461,088
                                                                                    -------------    -------------
     Total current liabilities ..................................................      38,156,402      209,568,978
Long-term liabilities ...........................................................       1,915,305        2,365,648
Senior Notes ....................................................................     166,396,622               --

Commitments and contingencies

Stockholders' equity (deficit): Convertible preferred stock, $1.00 par:
     Authorized shares - 1,000,000;
     Issued and outstanding shares 171,187 at both
         December 31, 1997 and 1998
     Aggregate liquidation preference $17,118,700
       and $17,433,300 at December 31, 1997 and 1998, respectively ..............         171,187          171,187
   Common stock, $.01 par value:
     Authorized shares - 100,000,000;
     Issued and outstanding shares - 40,456,320 and 40,527,482
       at December 31, 1997 and 1998, respectively ..............................         404,563          405,275
   Additional paid-in capital ...................................................     112,940,414      113,089,872
   Unrealized loss on marketable securities, net ................................         (28,594)        (176,094)
   Accumulated deficit ..........................................................     (65,594,492)    (230,423,008)
                                                                                    -------------    -------------
     Total stockholders' equity (deficit) .......................................      47,893,078     (116,932,768)
                                                                                    -------------    -------------
       Total liabilities and stockholders' equity (deficit) .....................   $ 254,361,407    $  95,001,858
                                                                                    =============    =============



                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (NOTE 1)



                                                                     YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                               1996             1997             1998
                                                         -------------    -------------    -------------

Revenues:
   Oil and natural gas sales .........................   $  24,174,410    $  52,417,108    $  38,440,260
Costs and expenses:
   Lease operating ...................................       3,595,537        6,728,684        8,589,663
   Oil and natural gas production taxes ..............       1,285,410        3,138,644        2,503,616
   Depreciation, depletion, and amortization .........       9,900,777       23,205,462       21,310,754
   Writedowns of oil and natural gas properties ......      43,497,000       46,396,334      148,400,000
   Restructuring charges .............................              --               --        1,869,169
   General and administrative ........................       2,157,899        4,392,469        6,141,837
                                                         -------------    -------------    -------------
                                                            60,436,623       83,861,593      188,815,039
                                                         -------------    -------------    -------------
Operating loss .......................................     (36,262,213)     (31,444,485)    (150,374,779)
Other income (expense):
   Interest expense ..................................      (4,107,070)     (11,211,607)     (14,431,794)
   Interest income and other, net ....................         426,021        1,031,980          292,242
   Loss on sale of marketable securities .............        (117,955)              --               --
                                                         -------------    -------------    -------------
Loss before income taxes .............................     (40,061,217)     (41,624,112)    (164,514,331)
Benefit for income taxes .............................      14,503,595        7,285,765               --
                                                         -------------    -------------    -------------
Loss before extraordinary item .......................     (25,557,622)     (34,338,347)    (164,514,331)
Extraordinary loss on early extinguishments of debt ..        (292,372)              --               --
                                                         -------------    -------------    -------------
Net loss .............................................     (25,849,994)     (34,338,347)    (164,514,331)
Preferred stock dividend requirements ................         945,000          883,435          628,380
                                                         -------------    -------------    -------------
Net loss applicable to common shareholders ...........   $ (26,794,994)   $ (35,221,782)   $(165,142,711)
                                                         =============    =============    =============
Loss per common share, basic and diluted:
   Loss before extraordinary item ....................   $       (1.33)   $        (.94)   $       (4.08)
                                                         =============    =============    =============
   Net loss ..........................................   $       (1.34)   $        (.94)   $       (4.08)
                                                         =============    =============    =============
   Weighted average number of common
     shares outstanding ..............................      19,939,975       37,380,343       40,499,911
                                                         =============    =============    =============



                                        See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 1)



                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------------------------
                                                                                       1996             1997             1998
                                                                                  -------------    -------------    -------------

OPERATING ACTIVITIES
Net loss ......................................................................   $ (25,849,994)   $ (34,338,347)   $(164,514,331)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
Depreciation and depletion ....................................................       9,795,283       22,521,612       20,374,833
Writedowns of oil and natural gas properties ..................................      43,497,000       46,396,334      148,400,000
Amortization of loan costs and issuance premium ...............................         151,063          573,705          777,804
Amortization of deferred compensation .........................................          36,083           39,094           42,366
Benefit for deferred income taxes .............................................     (14,503,595)      (7,273,829)              --
Loss on sale of marketable securities .........................................         117,955               --               --
Extraordinary loss on early extinguishment of debt ............................         292,372               --               --
Common stock, options, and warrants issued for services .......................         216,206          151,365               --
Other .........................................................................              --               --          290,701
Changes in operating assets and liabilities excluding effects of business acquisitions:
   Accounts receivable ........................................................      (4,729,262)      (7,771,430)       8,581,932
   Other current assets .......................................................        (320,601)      (1,350,230)         194,926
   Accounts payable and accrued liabilities ...................................       3,085,455        3,915,896       (9,066,079)
                                                                                  -------------    -------------    -------------
   Net cash provided by operating activities ..................................      11,787,965       22,864,170        5,082,152
                                                                                  -------------    -------------    -------------
INVESTING ACTIVITIES
Purchases of marketable securities ............................................          (9,008)        (515,344)              --
Proceeds from sale of marketable securities ...................................       1,675,669               --               --
Purchases of other property and equipment .....................................      (1,553,355)      (1,910,904)        (687,613)
Oil and natural gas acquisition, exploration, and development expenditures ....     (46,945,872)     (77,902,861)     (51,999,775)
Acquisition of Alexander Energy Corporation, net of cash acquired of $1,332,444      (2,455,993)              --               --
Proceeds from sales of oil and gas properties .................................              --        5,419,581           50,881
Other .........................................................................          11,638         (916,639)        (666,956)
                                                                                  -------------    -------------    -------------
   Net cash used in investing activities ......................................     (49,276,921)     (75,826,167)     (53,303,463)
                                                                                  -------------    -------------    -------------
FINANCING ACTIVITIES
Proceeds from issuance of 103/4% Notes due 2006, net ..........................      96,059,119       64,483,206               --
Proceeds from issuance of other long-term debt, net ...........................      69,026,613       32,978,502       30,000,000
Proceeds from issuance of note payable ........................................       8,000,000               --               --
Repayments of other long-term debt ............................................    (130,510,233)     (33,000,000)      (5,000,000)
Repayments of note payable ....................................................     (11,000,000)              --               --
Repayments of other long-term liabilities .....................................        (534,815)        (776,034)         (26,918)
Proceeds from exercise of stock options and warrants ..........................         499,704        1,917,561           93,750
Proceeds from employee stock purchase plan ....................................              --               --           56,420
Proceeds from issuance of convertible preferred stock, net ....................      15,000,000               --               --
Preferred stock dividends .....................................................        (945,000)        (786,685)        (314,185)
Other .........................................................................            (385)         (82,320)              --
                                                                                  -------------    -------------    -------------
   Net cash provided by financing activities ..................................      45,595,003       64,734,230       24,809,067
                                                                                  -------------    -------------    -------------
Increase (decrease)  in cash and cash equivalents .............................       8,106,047       11,772,233      (23,411,244)
Cash and cash equivalents at beginning of period ..............................       6,076,199       14,182,246       25,954,479
                                                                                  -------------    -------------    -------------
Cash and cash equivalents at end of period ....................................   $  14,182,246    $  25,954,479    $   2,542,235
                                                                                  =============    =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash .........................................................   $   2,549,835    $  12,403,910    $   9,940,420
                                                                                  =============    =============    =============





                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    (NOTE 1)

                                                      CONVERTIBLE
                                                    PREFERRED STOCK                   COMMON STOCK
                                           -------------------------------    ------------------------------
                                               SHARES            AMOUNT          SHARES           AMOUNT
                                           --------------     ------------    -------------    -------------
Balance at December 31, 1995 ...........          92,500    $      92,500       11,880,125    $     118,801
   Common stock issued upon
     exercise of options and ...........              --               --          351,242            3,513
     warrants
   Common stock, options, and
     warrants issued for services ......              --               --           50,000              500
   Common stock issued to acquire
     interests in oil and natural
     gas properties ....................              --               --        2,416,332           24,163
   Issuance of Series D and E
     Convertible Preferred Stock
     and related warrants to ...........         150,000          150,000               --               --
     purchase common stock
   Common stock, stock options,
     and warrants issued or
     assumed in acquisition of .........              --               --       21,279,441          212,794
     Alexander Energy Corporation
   Preferred stock dividends ...........              --               --               --               --
   Unrealized gain on marketable
     securities ........................              --               --               --               --
   Net loss ............................              --               --               --               --
                                           -------------    -------------    -------------    -------------
Balance at December 31, 1996 ...........         242,500    $     242,500       35,977,140    $     359,771
   Common stock issued upon
     exercise of options and ...........              --               --          920,300            9,203
     warrants
   Common stock and warrants
     issued for services and other .....              --               --           82,854              829
   Common stock issued upon
     conversion of Series B, C,
     and E convertible preferred .......         (71,313)         (71,313)       3,500,026           35,000
   Repurchase of common stock ..........              --               --          (24,000)            (240)
   Preferred stock dividends ...........              --               --               --               --
   Unrealized loss on marketable
     securities ........................              --               --               --               --
   Net loss ............................              --               --               --               --
                                           -------------    -------------    -------------    -------------
Balance at December 31, 1997 ...........         171,187    $     171,187       40,456,320    $     404,563
                                           =============    =============    =============    =============


                                                               GAIN
                                                             (LOSS) ON                           TOTAL
                                             ADDITIONAL      AVAILABLE                        STOCKHOLDERS'
                                              PAID-IN         FOR SALE        ACCUMULATED          EQUITY
                                              CAPITAL        SECURITIES         DEFICIT          (DEFICIT)
                                           -------------    -------------    -------------    -------------

Balance at December 31, 1995 ...........   $  21,485,224    $    (247,492)   $  (3,674,466)   $  17,774,567
   Common stock issued upon
     exercise of options and ...........         496,191               --               --          499,704
     warrants
   Common stock, options, and
     warrants issued for services ......         215,706               --               --          216,206
   Common stock issued to acquire
     interests in oil and natural
     gas properties ....................       8,319,203               --               --        8,343,366
   Issuance of Series D and E
     Convertible Preferred Stock
     and related warrants to ...........      14,850,000               --               --       15,000,000
     purchase common stock
   Common stock, stock options,
     and warrants issued or
     assumed in acquisition of .........      64,927,062               --               --       65,139,856
     Alexander Energy Corporation
   Preferred stock dividends ...........              --               --         (945,000)        (945,000)
   Unrealized gain on marketable
     securities ........................              --          247,492               --          247,492
   Net loss ............................              --               --      (25,849,994)     (25,849,994)
                                           -------------    -------------    -------------    -------------
Balance at December 31, 1996 ...........   $ 110,293,386    $          --    $ (30,469,460)   $  80,426,197
   Common stock issued upon
     exercise of options and ...........       1,908,358               --               --        1,917,561
     warrants
   Common stock and warrants
     issued for services and other .....         782,489               --               --          783,318
   Common stock issued upon
     conversion of Series B, C,
     and E convertible preferred .......          36,313               --               --               --
   Repurchase of common stock ..........         (80,132)              --               --          (80,372)
   Preferred stock dividends ...........              --               --         (786,685)        (786,685)
   Unrealized loss on marketable
     securities ........................              --          (28,594)              --          (28,594)
   Net loss ............................              --               --      (34,338,347)     (34,338,347)
                                           -------------    -------------    -------------    -------------
Balance at December 31, 1997 ...........   $ 112,940,414    $     (28,594)   $ (65,594,492)   $  47,893,078
                                           =============    =============    =============    =============


                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                    (NOTE 1)


                                                CONVERTIBLE
                                               PREFERRED STOCK                     COMMON STOCK
                                         -----------------------------   -----------------------------
                                            SHARES          AMOUNT          SHARES           AMOUNT
                                         -------------   -------------   -------------   -------------
Balance at December 31, 1997 .........         171,187   $     171,187      40,456,320   $     404,563
   Common stock issued upon
     exercise of options and .........              --              --          25,000             250
     warrants
   Common stock issued under
     employee stock purchase plan ....              --              --          46,162             462
   Preferred stock dividends .........              --              --              --              --
   Unrealized loss on marketable
     securities ......................              --              --              --              --
   Net loss ..........................              --              --              --              --
                                         -------------   -------------   -------------   -------------
Balance at December 31, 1998 .........         171,187   $     171,187      40,527,482   $     405,275
                                         =============   =============   =============   =============

                                                            GAIN
                                                          (LOSS) ON                         TOTAL
                                           ADDITIONAL     AVAILABLE                       STOCKHOLDERS'
                                            PAID-IN       FOR SALE        ACCUMULATED        EQUITY
                                            CAPITAL       SECURITIES        DEFICIT        (DEFICIT)
                                         -------------   -------------   -------------   -------------
Balance at December 31, 1997 .........   $ 112,940,414   $     (28,594)   $ (65,594,492)   $  47,893,078
   Common stock issued upon
     exercise of options and .........          93,500              --               --           93,750
     warrants
   Common stock issued under
     employee stock purchase plan ....          55,958              --               --           56,420
   Preferred stock dividends .........              --              --         (314,185)        (314,185)
   Unrealized loss on marketable
     securities ......................              --        (147,500)              --         (147,500)
   Net loss ..........................              --              --     (164,514,331)    (164,514,331)
                                         -------------   -------------    -------------    -------------
Balance at December 31, 1998 .........   $ 113,089,872   $    (176,094)   $(230,423,008)   $(116,932,768)
                                         =============   =============    =============    =============




                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



1. SUBSEQUENT EVENT - BANKRUPTCY ORDER

     On December 4, 1998 the Company's 10 3/4% Senior Note bondholders filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it
(i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the 10 3/4% Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's Preferred Stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. The Company anticipates proposing a Plan of Reorganization within 120 days of February 11, 1999 or at such time as may be extended by the Court. As of December 4, 1998, the Company discontinued the accrual of interest related to unsecured liabilities subject to compromise, principally the Senior Notes, as a result of the Chapter 11 filing. Approximately $1.3 million additional interest expense would have been recognized by the Company if not for the discontinuation of the interest accrual on the Senior Notes.

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's recent losses from operations and the related Chapter 11 proceeding raise concern about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things (i) confirmation of a plan of reorganization under the Bankruptcy Code,
(ii) the ability to achieve profitable operations after such confirmation and
(iii) the ability to generate sufficient cash from operations to meet its obligations.

     The Company anticipates proposing a Plan of Reorganization in accordance with the federal bankruptcy laws as administered by the Bankruptcy Court. Confirmation of a Plan of Reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of this matter.

     Through December 31, 1998, the Company has incurred expenses of approximately $.3 million relating to the bankruptcy proceedings. At December 31, 1998, substantially all of the Company's unsecured liabilities are subject to compromise under the terms of the bankruptcy proceeding.

2. SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

    National Energy Group, Inc. was incorporated under the laws of the State of Delaware on November 20, 1990. The Company has historically engaged in the exploration, acquisition, exploitation, development, and operation of crude oil and natural gas properties in major producing basins onshore in Texas, Louisiana, Oklahoma, Arkansas, and Mississippi and offshore in the Gulf of Mexico.

Consolidation

     The consolidated financial statements include the accounts of National Energy Group, Inc., and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

    Cash and cash equivalents may include demand deposits, short-term commercial paper, and/or money-market investments with maturities of three months or less when purchased. At December 31, 1997, all cash and cash equivalents were invested with Bank One, Texas, N.A. At December 31, 1998, all cash and cash equivalents were invested with either Bank One or Chase Bank of Texas.

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

    Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is required to be written off as a non-cash expense. During 1996, as a result of allocating additional cost, under the purchase method of accounting, to the oil and natural gas properties in connection with the Alexander Energy acquisition, the Company recognized a non-cash writedown of its oil and natural gas properties of approximately $43.5 million. During the years ended December 31, 1997 and 1998, the net book value of the Company's oil and natural gas properties exceeded the ceiling limitation resulting in non-cash writedowns totaling $46.4 and $148.4 million, respectively. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

    Oil and natural gas properties excluded from the ceiling limitation consist primarily of unevaluated acreage, acquisition costs, and related seismic and other geological and geophysical costs (unproven properties). During 1998, unproven properties with a carrying value of approximately $32.0 million were transferred to proved properties, largely as a result of drilling activities and became subject to the full cost ceiling. At December 31, 1998, due to uncertainty relating to the Company's ability to obtain Court approval for exploration of its remaining portfolio of unproven properties and due to low oil prices which make the projects uneconomical, the remaining carrying value of the unproven properties, approximately $9.1 million, was transferred to proved properties and became subject to the ceiling limitation.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998




2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The Company has capitalized internal costs of $487,835, $1,582,021 and $1,950,914 for the years ended December 31, 1996, 1997, and 1998, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities based on the percentage of their time devoted to such activities. During the years ended December 31, 1997 and 1998, the Company capitalized interest costs of $2,545,617 and $3,371,279 related to its unproved oil and gas properties.

Other Property and Equipment

    Other property and equipment includes furniture, fixtures, and other equipment. Such assets are recorded at cost and are depreciated over their estimated useful lives using the straight-line method.

    Maintenance and repairs are charged against income when incurred; renewals and betterments, which extend the useful lives of property and equipment, are capitalized.

Income Taxes

    Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, the future tax benefits more likely than not will be realized.

Financial Instruments

    The Company does not hold or issue financial instruments for trading purposes.

    See Notes 4 and 5 for disclosure of the fair value of borrowings under the Company's credit facility and the 10 3/4% Senior Notes, respectively.

    The Company from time to time utilizes certain derivative financial instruments to hedge future oil and gas prices. (Note 9). Gains and losses arising from the use of these instruments are deferred until realized and are reported as oil and natural gas sales.

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

    The following is a summary of available-for-sale securities at December 31, 1997 and 1998:



                                                                    GROSS           GROSS        ESTIMATED
                                                                  UNREALIZED      UNREALIZED        FAIR
                                                    COST            GAINS          LOSSES          VALUE
                                                =============   =============   =============   =============

Common stocks at December 31, 1997 ..........   $     515,344   $          --   $      28,594   $     486,750

                                                =============   =============   =============   =============
Common stocks at December 31, 1998 ..........   $     515,344   $          --   $     176,094   $     339,250
                                                =============   =============   =============   =============


    The Company had no sales of marketable securities in 1998.

    The Company's investment in marketable securities is comprised of securities of another independent oil and gas company.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    Allowances for bad debt totaled approximately $120,000 and $150,000 at December 31, 1997 and 1998, respectively. At December 31, 1997 and 1998, the carrying value of the Company's accounts receivable approximates fair value.

Natural Gas Production Imbalances

    The Company accounts for natural gas production imbalances using the sales method, whereby the Company recognizes revenue on all natural gas sold to its customers notwithstanding the fact that its ownership may be less than 100% of the natural gas sold.

Stock Options

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Earnings (Loss) Per Share

    Earnings (loss) per share is computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share. Basic earnings per share data is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. Shares issuable upon exercise of options and warrants are included in the computation of diluted earnings per common and common equivalent share to the extent that they are dilutive. Diluted earnings per share computations also assume the conversion of the Company's preferred stock (Note 7) if such conversion has a dilutive effect. For the years ended December 31, 1996, 1997, and 1998, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, both basic and diluted loss per share calculations for such periods are based on the weighted average number of common shares outstanding during each year.

Recent Accounting Pronouncements

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Statement 130 establishes rules for the reporting and display of comprehensive income and its components. For 1996, 1997 and 1998, the differences between net earnings and total comprehensive income were not material.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings.

Reclassifications

    Certain previously reported amounts have been reclassified to conform with the current presentation.

3. ACQUISITIONS

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

    In April 1996, the Company won exploration rights on 16 offshore tracts (covering 7,765 acres) in the Mustang Island area in offshore Nueces County, Texas, through successful bids with the State of Texas ("Offshore Lease Acquisition"). The Company paid $1.4 million in cash for these rights, and the purchase was funded by borrowings under a credit facility with Bank One and available cash.

    On August 29, 1996, the Company completed the acquisition of Alexander Energy Corporation. The transaction consisted of a merger of Alexander with and into National Energy Group of Oklahoma, Inc., formerly known as NEG-OK, Inc., a wholly-owned subsidiary of the Company ("NEG-OK"). Pursuant to the Merger, (a) the separate corporate existence of Alexander terminated, (b) each share of Alexander common stock, par value $.03 per share ("Alexander Common Stock"), together with certain rights associated with the Alexander Common Stock outstanding immediately before the Merger, were converted into 1.7 shares of the Company's Common Stock, and (c) all outstanding options and warrants to purchase Alexander Common Stock were assumed by the Company and converted into options and warrants to purchase Common Stock. In lieu of fractional shares, Alexander shareholders otherwise entitled to receive fractional shares of Common Stock were paid in cash an amount equal to $4.375 multiplied by the fraction of a share of Common Stock to be received. On December 31, 1996, NEG-OK was merged into and with the Company and its separate corporate existence ceased to exist.

    In connection with the Merger, on August 29, 1996, the Company, NEG-OK, and Boomer Marketing Corporation, a wholly-owned subsidiary of NEG-OK, entered into a new credit facility. See Note 4. On August 29, 1996, the Company also closed the sale of 100,000 shares of its Convertible Preferred Stock, Series D, $1.00 par value per share, the sale of 50,000 shares of its Convertible Preferred Stock, Series E, $1.00 par value per share, and warrants to purchase 1,050,000 shares of Common Stock. See Note 7.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



3. ACQUISITIONS (CONTINUED)


    The cost of acquiring Alexander was approximately $69.4 million, consisting of the following (in thousands):


Fair value of 21.1 million shares of the Company's Common
  Stock issued ...................................................................   $63,404
Cost of 105,740 shares of NEG-OK common stock owned by the
  Company ........................................................................       288
Alexander stock options and warrants assumed .....................................       340
Fair value of 122,324 shares of the Company's Common Stock and 800,000 warrants issued for services provided by
  investment advisors ............................................................     1,322
Other investment advisor, legal, and accounting professional
  fees and other Merger related costs ............................................     4,009
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

    The allocation of the purchase price is summarized as follows (in thousands):


Working capital (deficit) assumed, excluding current portion
  of long-term debt ..................................................   $     (87)
Oil and natural gas properties:
  Proved .............................................................     132,756
  Unproved ...........................................................       6,319
Other property and equipment .........................................         970
Other non-current assets .............................................         198
Long-term debt assumed ...............................................     (45,853)
Other non-current liabilities assumed ................................      (3,163)
Deferred income taxes ................................................     (21,777)
                                                                         ---------
                                                                         $  69,363
                                                                         =========


    Under the full cost method of accounting, the carrying value of oil and gas properties (net of related deferred taxes) is generally not permitted to exceed the sum of the present value (10% discount rate) of estimated future net cash flows, after tax, from proved reserves, based on current prices and costs, plus the lower of cost or estimated fair value of unproved properties (the "full cost ceiling"). Based upon the combined full cost ceiling at August 29, 1996, and the preliminary allocation of the Company's purchase price, the purchase price allocated to oil and gas properties was in excess of the full cost ceiling using oil and natural gas prices being received by the Company and NEG-OK in August 1996 of $20.75 per Bbl and $2.21 per Mcf. Such excess was written off at the date of acquisition, resulting in a charge to the Company's results of operations of $28.3 million as follows (in thousands):


Writedown of oil and natural gas properties ................   $ 43,497
Deferred income tax benefit ................................    (15,224)
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

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


3. ACQUISITIONS (CONTINUED)

    The following pro forma data presents the results of the Company for the year ended December 31, 1996, as if the acquisitions of Mustang Island, Oak Hill, the Enron Properties, NEG-OK, and the Lake Boeuf Acquisition had occurred on January 1, 1996. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation, and depletion related to the properties and businesses acquired, interest on borrowed funds, additional preferred stock dividend requirements, and the related income tax effects, but excluding the effect of the full cost ceiling writedown recorded in 1996 (in thousands, except per share amounts).


                                                                    PRO FORMA
                                                          YEAR ENDED DECEMBER 31, 1996
                                                          ----------------------------
                                                                    (UNAUDITED)


Total revenues ........................................             $   38,807
                                                                    ==========
Income (loss) before extraordinary item ...............             $    3,465
                                                                    ==========
Income (loss) before extraordinary item per share .....             $      .06
                                                                    ==========

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

    In March 1998, the Company acquired Fortune Natural Resources Corporation's interests in the East Bayou Sorrel field for approximately $4.5 million in cash. In June 1998, the Company acquired Germany Oil Company's interest in six state leases and one producing well in the Mustang Island area for $.4 million in cash. These acquisitions did not have a significant impact on the Company's results of operations for 1998.

4. CREDIT FACILITIES

    On August 29, 1996, the Company, NEG-OK and Boomer Marketing, entered into a credit facility with Bank One, as Bank and Administrative Agent, and the Credit Lyonnais New York Branch, as Bank and Syndication Agent (collectively, the "Banks"). The credit facility consisted of a $100.0 million reducing revolving line of credit, with an initial borrowing base of $60.0 million and a $5.0 million term loan. Interest under the reducing revolving line of credit was payable monthly at the Bank One base rate, as adjusted. The proceeds from the credit facility were used to repay a prior credit facility and the existing indebtedness of NEG-OK, resulting in an extraordinary charge of $292,372 or $.01 per common share in 1996.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



4. CREDIT FACILITIES (CONTINUED)

    In November 1996, the Company repaid the outstanding borrowings under the credit facility with a portion of proceeds from the issuance of $100.0 million principal amount of 10 3/4% Senior Notes due 2006 (the "Series A Notes"). See
Note 5.

    Also in November 1996, in connection with the issuance of the Series A Notes, the Company revised the credit facility. The credit facility had a borrowing base of $25.0 million. The borrowing base may be redetermined at least semiannually and may require mandated monthly principal reductions from time to time. The principal amount of any borrowings is due at maturity, August 29, 2000 and interest is payable monthly.

    The Company granted liens to the Banks on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and natural gas properties. The credit facility requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth.

    The credit facility contains other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as a result of the payment thereof. In addition, if the Company is required to purchase or redeem any portion of the Notes, or if any portion of the Notes become due, the borrowing base is subject to reduction.

    The Company is required to pay a commitment fee on the unused portion of the borrowing base equal to 1% per annum.

    On December 7, 1998, Bank One and Credit Lyonnais gave notice to the Company that all outstanding obligations under the credit facility were accelerated and were immediately due and payable due to certain unspecified Events of Default as defined in the loan agreement.

    Effective December 22, 1998, the credit facility and all associated liens were assigned by the Banks to Arnos, Inc., an affiliated subsidiary of the Company's Series D Preferred Stockholder. In a letter dated December 23, 1998, Arnos (1) rescinded the acceleration of the loan, (2) waived all defaults existing at that time and (3) made sufficient borrowings available to pay the interest on the Senior Notes that was due on November 2, 1998, conditioned upon the Bankruptcy Court's dismissal of the Involuntary Petition. To date, no fees or interest have been paid to Arnos. The Company is currently accruing interest expense at an estimated rate under the Arnos credit facility. The Company had $25,000,000 outstanding under the Arnos credit facility as of December 31, 1998. At December 31, 1998, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility and has classified borrowings under the facility as current liabilities.

    At December 31, 1998, the fair value of borrowings under the Arnos credit facility approximates the carrying value of the liability.

5. 10 3/4 SENIOR NOTES DUE 2006

    On December 4, 1998 the Company's 10 3/4% Senior Note bondholders filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division due to non-payment of interest due December 2, 1998, after expiration of 30 day grace period. On December 23, 1998, the Company filed in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the 10 3/4% Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. The Company anticipates proposing a Plan of Reorganization within 120 days of February 11, 1999 as such time may be extended by the Court. As a result of the Chapter 11 proceeding, the Company discontinued accruing interest on the Notes as of December 4, 1998, principally the Senior Notes, as a result of the Chapter 11 filing. Approximately $1.3 million additional interest expense would have been recognized by the Company if not for the discontinuation of the interest accrual on the Senior Notes.

    In November 1996, the Company issued $100 million aggregate principal amount of unregistered 10 3/4% Senior Notes due 2006 (the "Series A Notes"). The net proceeds of the Series A Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under a prior facility and to increase the Company's working capital. In 1997, the Series A Notes were exchanged for registered 10 3/4% Senior Notes due 2006 (the "Series B Notes") which were substantially identical to the Series A Notes. Collectively, the Series A Notes and Series B Notes are referred to as the Series A/B Notes." In August 1997, the Company issued $65.0 million aggregate principal amount of its unregistered 10 3/4% Senior Notes (the "Series C Notes"). The net proceeds of the Series C Notes of approximately $64.8 million were used to repay approximately $23.0 million of borrowings under the credit facility and to increase the Company's working capital. In December 1997, the Company exchanged substantially all of the Series A/B Notes and all of the Series C Notes for registered 10 3/4% Senior Notes due 2006 (the "Series D Notes"). The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Collectively, the Series A/B Notes, the Series C Notes and the Series D Notes are referred to as the "Notes." The Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Notes (the "Indenture"), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

    At December 31, 1997 and 1998, unamortized issuance premiums associated with the Notes totaled $1,396,622 and $1,238,513, respectively.

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

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998




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


   YEAR                                                                                              PERCENTAGE
   ----                                                                                              ----------
   2001.............................................................................................  105.375%
   2002.............................................................................................  102.688%
   2003 and thereafter..............................................................................  100.000%


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

    Due to the non-payment of interest due December 2, 1998, the Notes were in default at December 31, 1998, and have been classified as a current liability.

    At December 31, 1998, the fair value of the Notes, as determined by quoted market prices, was approximately $62.7 million.

6. COMMITMENTS AND CONTINGENCIES

    The Company leases office space under an operating lease. Rental expense charged to operations was approximately $117,000, $275,000, and $364,000 during the years ended December 31, 1996, 1997 and 1998, respectively. Minimum lease payments under future operating lease commitments at December 31, 1998, are as follows:


1999.......................................................................................     $   391,611
2000.......................................................................................         487,442
2001.......................................................................................         487,442
2002.......................................................................................         487,442
2003.......................................................................................         549,934
Thereafter.................................................................................       2,199,736
                                                                                                -----------
                                                                                                $ 4,603,607
                                                                                                ===========

    The Company filed suit against Mr. R. E. Steakley in August 1995 to enjoin Mr. Steakley from interfering with the operations of the Company. Mr. Steakley counterclaimed against the Company for surface damages, alleging certain environmental claims. In February 1999, without admitting any liability, the Company and Mr. R. E. Steakley entered into a Settlement and Release Agreement which provided that each of the Company and Mr. Steakley release and discharge the other from all claims and damages which may have occurred through January 31, 1999 and dismiss the pending litigation against each other. The Company further agreed to pay Mr. Steakley an amount of $75,000, purchase certain materials from Mr. Steakley at market value which the Company shall use to maintain roads incidental to its operations on the Steakley property and limit the Company's ingress and egress to specified entrances on the Steakley property.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Other than the Bankruptcy Court proceeding, the Company is not a defendant in any additional material pending legal proceedings. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company.

7. STOCKHOLDERS' EQUITY

Preferred Stock

    At December 31, 1998, the Company has authorized 330,000 shares of $1.00 par value convertible preferred stock designated in four series B through E:

                                           SERIES B         SERIES C          SERIES D          SERIES E
                                        --------------   --------------    --------------    --------------

Number of authorized
   shares .........................           100,000           80,000           100,000             50,000
Number of shares issued and
   outstanding:
     December 31, 1996 ............            52,500           40,000           100,000             50,000
     December 31, 1997 ............            38,687           23,000           100,000              9,500
     December 31, 1998 ............            38,687           23,000           100,000              9,500
Conversion price per
   common share ...................     $       1.625       $     2.00      $       2.25       $       2.25
Liquidation preference
   value per share ................     $      100.00       $   100.00      $     100.00       $     100.00
Dividend rights....................      10% payable      101/2% payable    Participation      Participation
                                        semi-annually      semi-annually     with common        with common
                                        (cumulative)       (cumulative)         stock              stock


     On June 3, 1994, the Company consummated the sale of $5,000,000 of the Company's 10% Cumulative Convertible Preferred Stock, Series B. Fifty thousand shares of Series B were sold by the Company at $100.00 per share. The Series B is convertible into shares of Common Stock at a conversion price of $1.625 per share. The Series B has a liquidation and dividend preference over the Common Stock. The Series B has a 10% dividend, payable semi-annually. The Company has the option to make six dividend payments in shares of Series B; after the sixth such payment, the holders of Series B have the option to receive additional dividends in shares of Series B or to accrue such dividends in cash. If the Company makes four dividend payments in shares of Series B, the holders of Series B have the right to appoint one-third of the members of the Company's Board of Directors. In December 1998, the Board of Directors declared a dividend on Series B to be made in shares of Series B. To date, the dividends have not been paid and therefore there are $193,435 dividends in arrears at December 31, 1998. The Series B is redeemable by the Company beginning June 14, 1999, at $100.00 per share, plus accrued and unpaid dividends; provided, however, that the Company cannot redeem any shares of Series B unless and until all outstanding shares of the Series C have been redeemed by the Company. The holders of Series B currently have the right to appoint one member to the Company's Board of Directors. The Series B requires that dividends be paid on the Series B before any dividends are paid on Common Stock.

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

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


7. STOCKHOLDERS' EQUITY (CONTINUED)

    In June 1995, the Company consummated the sale of $4.0 million of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series C. Forty thousand shares of Series C were sold by the Company at $100.00 per share. The Series C is convertible into shares of Common Stock at a conversion price of $2.00 per share.

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

    If the Company makes four dividend payments in shares of Series C, the holders of Series C (voting as a class with other affected series of preferred stock with similar voting rights) have the right to appoint one-third of the members of the Company's Board of Directors; provided, however, that if the holders of Series B are presently entitled to a similar right, then the holders of Series C shall have no such right until the right of the holders of Series B terminates. In December 1998, the Board of Directors declared a dividend on Series C to be made in shares of Series C. To date, the dividend is unpaid and therefore there are $120,750 dividends in arrears at December 31, 1998. The Series C is redeemable by the Company beginning June 14, 1999, at $100.00 per share, plus accrued and unpaid dividends. The holders of the Series C currently have the right to appoint one member to the Company's Board of Directors. The holders of Series C are entitled to one vote for each share as to matters upon which by law they are entitled to vote as a class. The approval of a majority of the Series C, voting separately as a class, is required to (i) make changes to the Company's Certificate of Incorporation or By-Laws which adversely affect the Series C, (ii) authorize or issue additional shares of Series C, (iii) issue preferred stock equal to or senior to the Series C as to dividends or liquidation, (iv) subject to certain exceptions, to effect an extraordinary transaction that requires a vote of the Company stockholders. As a result, a class vote of the holders of Series C, as well as the Series B, would be required for the Company to merge or be acquired and may therefore delay, deter, or prevent a change in control of the Company.

    On August 29, 1996, the Company closed the sale for $10.0 million to High River Limited Partnership of 100,000 shares of its Convertible Preferred Stock, Series D, $1.00 par value per share and warrants to purchase 700,000 shares of Common Stock exercisable immediately at $2.50 per share, which warrants expire five years from their date of issuance. The rights and preferences of the Series D are described in the Certificate of Designations of the Series D and include the immediate right to convert all the shares of the Series D into 4,444,444 shares of Common Stock, based upon the initial conversion price of $2.25 per share.

    The holder of the Series D is entitled to one vote for each share when entitled to vote as described below and as to matters upon which by law it is entitled to vote as a class. The holder of Series D has the right to appoint one member to the Board of Directors. The Company may not, without the consent of the director appointed by the holder of Series D, voluntarily file for protection under federal or other bankruptcy laws. In addition, the holder of Series D currently has the right to choose to appoint one-half of the members of the Board of Directors plus one member (including the member appointed by the Series D) if it elects to exercise such right. Currently, the holder of the Series D has appointed a total of three directors to the Board.

    On August 29, 1996, simultaneously with the closing of the sale for $10.0 million of the Series D to High River, the Company also closed the sale for $5.0 million to two insurance companies and four affiliates of Kayne, Anderson Investment Management, Inc., a registered investment adviser, of 50,000 shares of Convertible Preferred Stock, Series E, $1.00 par value per share and warrants to purchase 350,000 shares of the Common Stock exercisable immediately at $2.50 per share, which warrants expire five years from their date of issuance. The Series E has the rights and preferences described in the Certificate of Designations of the Series E which include the immediate right to convert all of the shares of the Series E into 2,222,222 shares of the Common Stock, based upon the initial conversion price of $2.25 per share. The Series E will vote together with the Common Stock on all matters submitted to the holders of Common Stock and shall have that number of votes per share equal to the number of shares of Common Stock into which such share is convertible as of the record date for the vote.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


7. STOCKHOLDERS' EQUITY (CONTINUED)

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

Warrants

    In June 1994, in connection with the sale of the Series B Preferred Stock, the Company issued warrants to purchase 307,692 shares of Common Stock at a price of $1.625 per share. During 1995, 255,492 of these warrants were exercised and the remainder was exercised in 1996. In 1995, the Company granted warrants to purchase 300,000 shares of Common Stock at a price of $1.625 per share, pursuant to a consulting agreement. The estimated fair value of the warrants was determined at the date of grant and charged to general and administrative expenses over the vesting period. During 1997, 300,000 of these warrants were exercised. In June 1995, in connection with the acquisition of Oak Hill (Note
3), the Company issued warrants to purchase 200,000 shares of Common Stock at a price of $2.00 per share. During 1996, 100,000 of these warrants were exercised. During 1998, the remaining warrants expired.

     During 1996, the Company issued warrants to purchase 1,050,000 shares of Common Stock with exercise prices of $2.50 per share to the purchasers of the Series D and Series E and issued warrants to purchase 300,000 shares of Common Stock with exercise prices of $2.875 per share to financial advisors in connection with this transaction. In connection with the Merger, the Company issued warrants to purchase 800,000 shares of Common Stock to two financial advisors. Warrants to purchase 700,000 shares have an exercise price of $2.875 per share while warrants to purchase 100,000 shares have an exercise price of $4.09 per share. The Company also assumed 396,015 warrants to purchase Common Stock at prices ranging from $2.07 to $3.00 in the Merger. During 1997, 353,515 of these warrants were exercised and the remainder expired during 1998. During 1997, the Company issued warrants to purchase 300,000 shares of common stock with exercise prices of $3.00 per share in connection with the formation of a drilling joint venture.

    The following table summarizes warrants outstanding at December 31, 1998:



 NUMBER OF SHARES                       EXPIRATION                   WARRANTS             EXERCISE
   UNDER WARRANT                           DATE                     EXERCISABLE           PRICES
------------------                  -----------------           -----------------         -------
    1,050,000                         August 29, 2001              1,050,000              $  2.50
      300,000                         August 29, 2001                300,000                2.875
      700,000                         August 29, 2001                700,000                2.875
      100,000                         August 29, 2001                100,000                 4.09
      300,000                           July 11, 2002                300,000                 3.00
    ---------                                                      ---------
    2,450,000                                                      2,450,000
    =========                                                      =========

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



7. STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options

    A summary of the Company's stock option activity, and related information for the years ended December 31, 1996, 1997, and 1998, follows:




                                                       1996                         1997                           1998
                                           ----------------------------  ---------------------------    ---------------------------
                                                             WEIGHTED                     WEIGHTED                        WEIGHTED
                                                             AVERAGE                       AVERAGE                         AVERAGE
                                                             EXERCISE                      EXERCISE                       EXERCISE
                                             OPTIONS           PRICE        OPTIONS         PRICE         OPTIONS          PRICE
                                           ------------    ------------  ------------    ------------   ------------     ----------
Outstanding at beginning of
  year .................................        932,500    $       2.02        873,486    $       2.28      3,072,201    $     3.62
Granted ................................          5,000            3.00      2,707,500            3.92        415,000          2.65
Assumed in the Merger with
  Alexander ............................        135,028            2.25             --              --             --            --
Exercised ..............................       (199,042)           1.08       (266,785)           2.44        (25,000)         3.75
Canceled ...............................             --              --       (242,000)           3.52     (1,824,351)         3.58
                                           ------------                   ------------                   ------------
Outstanding at end of year .............        873,486            2.28      3,072,201            3.62      1,637,850          3.40
                                           ============                   ============                   ============

Exercisable at end of year .............        503,484            2.24        936,450            2.84      1,148,600          3.45
                                           ============                   ============                   ============

Weighted-average fair value of
  options granted or assumed
  during the year ......................   $       2.15                   $       1.46                   $       1.11
                                           ============                   ============                   ============

Information related to options outstanding and exercisable at December 31, 1998, is summarized below:


                                   OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                        ------------------------------------------    -----------------------------
                                           WEIGHTED
                                           AVERAGE       WEIGHTED                       WEIGHTED
                                          REMAINING       AVERAGE                        AVERAGE
      RANGE OF            OPTIONS        CONTRACTUAL     EXERCISE       OPTIONS         EXERCISE
  EXERCISE PRICES       OUTSTANDING          LIFE         PRICE       EXERCISABLE         PRICE
  ---------------       ------------     -----------   -----------    ------------     -----------

   $1.31  -  $2.99           445,850         1.79      $     2.11        305,850        $    2.35

   $3.32  -  $4.13         1,183,500         3.51            3.88        838,500             3.84

        $5.75                  8,500         3.79            5.75          4,250             5.75
                        ------------                                  ----------
                           1,637,850         3.05      $     3.40        1,148,600      $    3.45
                        ============                                  ===========

    Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998, respectively: a risk-free interest rates of 6%, 5.5% and 5.5%, a dividend yield of 0%, and volatility factors of .54, .53 and .53. In addition, the fair value of these options was estimated based on an expected life of three to five years for options granted by the Company and one year for options assumed in the merger with Alexander.

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

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


7. STOCKHOLDERS' EQUITY (CONTINUED)

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                            YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                                1996               1997               1998
                                           ---------------    ---------------    ---------------

Pro forma net loss .....................   $   (26,380,771)   $   (35,226,665)   $  (164,914,586)
                                           ===============    ===============    ===============
Pro forma net loss per common share ....   $         (1.37)   $          (.97)   $         (4.09)
                                           ===============    ===============    ===============


Stock Purchase Plan

    During 1998, the Company's shareholders approved the Company's Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, employees can purchase the common stock of the Company at a specified price through payroll deductions during an offering period, currently established on a semi-annual basis. In June 1998, approximately 46,000 shares were issued to employees under the ESPP.

8. INCOME TAXES

    The reconciliation of income taxes computed at the U.S. federal statutory tax rates to the benefit for income taxes on the income (loss) before extraordinary item is as follows:


                                                                      YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                             1996           1997            1998
                                                         ------------   ------------    ------------

Income tax benefit at statutory rate .................   $ 14,021,426   $ 14,568,439    $ 57,580,016
Utilization of net operating loss carryforward .......        414,177             --              --
Valuation allowance on deferred tax assets ...........             --     (7,294,578)    (57,560,222)
Other ................................................         67,992         11,904         (19,794)
                                                         ============   ============    ============
                                                         $ 14,503,595   $  7,285,765    $         --
                                                         ============   ============    ============

The computation of the net deferred tax asset (liability) follows:


                                                                                          DECEMBER 31,
                                                                                --------------------------------
                                                                                   1997               1998
                                                                                -------------      -------------
   Deferred tax assets (liabilities):
   Property and equipment..................................................     $  (6,875,104)     $  36,718,003
   Net operating loss carryforwards........................................        15,790,102         29,766,440
   Statutory depletion carryforwards.......................................         1,340,763          1,340,763
   Other, net..............................................................         1,009,371          1,000,148
                                                                                -------------      -------------
                                                                                   11,265,132         68,825,354
   Less valuation allowance................................................       (11,265,132)       (68,825,354)
                                                                                -------------      -------------
                                                                                $          --      $          --
                                                                                =============      =============


     At December 31, 1998, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $85.0 million which expire beginning in 1999. Utilization of approximately $32.0 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue
Code) of the Company and Alexander. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. Bankruptcy proceedings may eliminate all or a portion of the Company's net operating loss carryforwards. For federal income tax purposes, the Company also has statutory depletion carryforwards of $3.8 million, which do not expire.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


9. NATURAL GAS HEDGING ACTIVITIES AND FORWARD SALES CONTRACTS

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

    During the year ended December 31, 1996, the Company recognized a net gain of $20,315 related to hedging transactions. At December 31, 1997 and 1998, the Company had no financial hedging agreements outstanding.

    At December 31, 1998, the Company had entered into forward sales contracts with two purchasers covering future production of natural gas as follows:


VOLUME COMMITMENT
  (MMBTU PER DAY)                                         TERM
------------------                        ----------------------------------------

      9,250                                   January 1999 through March 1999
      1,750                                  January 1999 through October 1999
      4,500                                  January 1999 through December 1999
      4,000                                   April 1999 through October 1999
      2,000                                   April 1999 through December 1999

    Deliveries under these contracts are priced based on NYMEX prices less a differential whereby the Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at the time. Deliveries to be made under the forward sales contracts have not been priced as of December 31, 1998. The Company pays the cost of transportation of the natural gas to the delivery point specified in the contracts.

10. RESTRUCTURING CHARGES

    During 1998, the Company recorded non-recurring restructuring charges of $1,869,169. These charges related primarily to severance and related costs resulting from restructuring of the Company's executive management team, and other personnel changes and costs associated with the Chapter 11 filing. The components of the restructuring charges are as follows:



Severance                                        $  1,401,537
Lease termination costs                               154,946
Cost associated with Chapter 11 filing                312,686
                                                 ------------
                                                 $  1,869,169
                                                 ============

    Substantially all of the restructuring charges required cash outlays which have been made as of December 31, 1998.

11. CRUDE OIL AND NATURAL GAS PRODUCING ACTIVITIES

     Costs incurred in connection with the exploration acquisition, development, and exploitation of the Company's crude oil and natural gas properties for the years ended December 31, 1996, 1997, and 1998, are as follows:


                                                                          YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------
                                                                1996               1997               1998
                                                            -------------      ------------       ------------
Acquisitions of properties:
   Proved.................................................  $ 155,675,254      $         --       $  5,093,000
   Unproved...............................................     24,534,610         2,074,339                 --
Exploration costs.........................................      4,406,015        31,126,227          9,012,942
Development costs.........................................     19,389,494        54,475,373         25,022,494
Amortization rate per Mcfe................................           1.10              1.11               1.06

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


     The acquisitions of properties in 1996 include $132.8 million of proved properties and $6.3 million of unproved properties acquired in the Merger. See
Note 3.

     During 1996, as a result of allocating additional cost under the purchase method of accounting, to the oil and natural gas properties in connection with the Merger, the Company recognized a non-cash writedown of its oil and natural gas properties of approximately $43.5 million. During 1997 and 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling resulting in writedowns of the oil and natural gas properties of $46.4 million and $148.4 million, respectively. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

    Revenues from individual purchasers that exceed 10% of total crude oil and natural gas sales are as follows:



                                                                               YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                    1996               1997               1998
                                                                --------------     --------------     --------------

    Plains Marketing and Transportation.......................   $9,382,466        $ 17,918,762        $13,291,379
    Crosstex Energy...........................................    2,919,944           6,471,157          5,140,693
    GPM Natural Gas Corporation...............................    2,832,049           4,547,352                 --
    Aquila Energy Corp........................................           --                  --          5,897,799



    The Company believes that the loss of these purchasers would not have a significant impact on the Company's results of operations or financial condition.

12. SUPPLEMENTARY CRUDE OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED)

    The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control, including seasonality, the condition of the U.S. economy, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic governmental regulations, legislation and policies. Declines during 1998 in the prices of oil and gas have had an adverse effect on the carrying value of the Company's oil and gas properties and the Company's revenues, profitability and cash flows.

    The Company has made, and will continue to make, ordinary course capital expenditures for the development, and exploitation of oil and natural gas reserves, subject to economic conditions and in accordance with the rulings and procedures set forth by the Court. Due to the Chapter 11 filing and severely depressed oil prices, the Company has suspended its exploratory drilling program. The Company will limit its capital expenditures to ordinary course enhancement of current production through workovers, recompletions, and other production enhancing activities deemed to be economic given current depressed oil and gas prices. Development drilling is anticipated to be limited to (i) ordinary course nonoperated wells in which the Company has limited working interests and in which the failure to participate may result in drainage, depletion or loss of current reserves and (ii) operated wells deemed to be economical given current oil and gas prices. Large expenditures for developmental drilling may require Court approval and none are planned at this time.

    The Company has interests in crude oil and natural gas properties that are principally located onshore in Texas, Louisiana, Oklahoma, Arkansas, and offshore in the Gulf of Mexico. The Company does not own or lease any crude oil and natural gas properties outside the United States.

    In 1995 and 1996, the Company retained independent petroleum engineering firms to provide year-end estimates of the Company's future net recoverable crude oil, natural gas, and natural gas liquids reserves. In 1997 and 1998, such estimates were prepared by the Company's in-house reserve engineers. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


12. SUPPLEMENTARY CRUDE OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED) (CONTINUED)

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


     Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:


                                                              NATURAL GAS
                                            CRUDE OIL       (THOUSAND CUBIC
                                            (BARRELS)            FEET)
                                           ------------    -----------------

December 31, 1995 ......................      3,921,076           30,869,112
  Purchase of reserves in place ........      4,691,982           97,840,796
  Extensions and discoveries ...........         37,800              371,062
  Revisions of previous estimates ......        703,594            6,104,198
  Production ...........................       (521,701)          (5,680,904)
  Sales of reserves in place ...........        (29,880)            (634,386)
                                           ------------    -----------------
December 31, 1996 ......................      8,802,871          128,869,878
  Extensions and discoveries ...........      1,908,087            7,835,287
  Revisions of previous estimates ......        397,541           (7,685,884)
  Production ...........................     (1,110,105)         (13,146,251)
  Sales of reserves in place ...........       (220,190)          (5,391,799)
                                           ------------    -----------------
December 31, 1997 ......................      9,778,204          110,481,231
  Purchase of reserves in place ........        347,000              438,000
  Extensions and discoveries ...........         74,000            1,857,000
  Revisions of previous estimates ......     (4,346,951)         (24,279,454)
  Production ...........................     (1,238,379)         (11,254,797)
                                           ------------    -----------------
December 31, 1998 ......................      4,613,874           77,241,980
                                           ============    =================

Proved developed reserves:
   December 31, 1995 ...................      1,632,404           13,304,031
   December 31, 1996 ...................      4,383,926           77,496,645
   December 31, 1997 ...................      5,780,958           89,939,678
   December 31, 1998 ...................      4,187,831           67,039,255


    The following is a summary of a standardized measure of discounted net cash flows related to the Company's proved crude oil and natural gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves were computed using crude oil and natural gas prices as of the end of each period presented. Future development, production and abandonment costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future. Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved crude oil and natural gas reserves, less the tax basis of the properties involved.

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

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


12. SUPPLEMENTARY CRUDE OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED) (CONTINUED)

    The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:


                                                                          DECEMBER 31,
                                                               --------------------------------
                                                                    1997              1998
                                                               --------------    --------------

Future cash inflows ........................................   $  430,107,524    $  207,087,600
Future production and development costs ....................     (163,245,775)      (85,893,140)
Future income tax expenses .................................      (17,720,565)               --
                                                               --------------    --------------
Future net cash flows ......................................      249,141,184       121,194,460
10% annual discount for estimated timing of cash flows .....      (87,390,632)      (45,316,980)
                                                               --------------    --------------
Standardized measure of discounted future net cash flows ...   $  161,750,552    $   75,877,480
                                                               ==============    ==============

    The following are the principal sources of change in the standardized measure of discounted future net cash flows:



                                                                            YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                      1996             1997             1998
                                                                 -------------    -------------    -------------
   Sales and transfers of crude oil and
      natural gas produced, net of production costs ..........   $ (19,293,463)   $ (42,549,780)   $ (27,705,832)
   Net changes in prices and production costs ................     131,330,518     (136,971,646)     (70,032,540)
   Development costs incurred during the
      period and changes in estimated future development .....       4,884,876       24,893,672       16,451,276
      costs
   Purchases of reserves in place ............................     117,893,900               --        4,783,270
   Sales of reserves in place ................................        (450,300)      (8,489,852)              --
   Extensions and discoveries, less related costs ............         850,200       24,388,228        1,663,986
   Revisions of previous quantity estimates ..................      16,576,531       (5,219,509)     (36,419,059)
   Accretion of discount .....................................       3,627,860       19,576,509       16,175,055
   Net change in income taxes ................................     (57,743,416)      54,258,990        7,633,978
   Changes in production rates (timing) and other ............         (24,175)       2,084,308        1,576,794
                                                                 -------------    -------------    -------------
   Net change ................................................   $ 197,652,531    $ (68,029,080)   $ (85,873,072)
                                                                 =============    =============    =============

    During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The net weighted average prices of crude oil and natural gas at December 31, 1996, 1997, and 1998, used in the above table were $25.36, $17.03 and $10.46 per barrel of crude oil, respectively, and $3.72, $2.38 and $2.06 per thousand cubic feet of natural gas, respectively.

                           NATIONAL ENERGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



13. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The Company's operating results for each quarter of 1997 and 1998 are summarized as follows (in thousands, except per share data):


                                                                     THREE MONTHS ENDED
                                               ------------------------------------------------------------
                                                 MARCH 31        JUNE 30       SEPTEMBER 30    DECEMBER 31
                                               ------------    ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 1997:
   Total revenues ..........................   $     12,864    $     11,622    $     13,122    $     14,809
                                               ============    ============    ============    ============
   Writedowns of oil and gas properties ....   $         --    $         --    $         --    $    (46,396)
                                               ============    ============    ============    ============
   Operating income (loss) .................   $      4,623    $      2,752    $      3,100    $    (41,918)
                                               ============    ============    ============    ============
   Net income (loss) .......................   $      1,403    $        454    $        272    $    (36,467)
                                               ============    ============    ============    ============
   Income (loss) per common share ..........   $        .03    $        .00    $        .00    $       (.97)
                                               ============    ============    ============    ============

   Production:
     Oil (Bbl) .............................            237             261             292             320
     Natural gas (Mcf) .....................          2,884           3,389           3,580           3,293
     Natural gas equivalent (Mcfe)..........          4,308           4,956           5,329           5,213

YEAR ENDED DECEMBER 31, 1998:
   Total revenues ..........................   $     10,529    $     10,544    $      8,573    $      8,794
                                               ============    ============    ============    ============
   Writedowns of oil and gas properties ....   $    (26,500)   $    (24,800)   $    (38,650)   $    (58,450)
                                               ============    ============    ============    ============
   Operating loss ..........................   $    (25,757)   $    (25,280)   $    (39,690)   $    (59,289)
                                               ============    ============    ============    ============
   Net loss ................................   $    (29,044)   $    (28,968)   $    (43,592)   $    (62,910)
                                               ============    ============    ============    ============
   Income (loss) per common share ..........   $       (.72)   $       (.72)   $      (1.08)   $      (1.56)
                                               ============    ============    ============    ============

   Production:
     Oil (Bbl) .............................            293             335             278             332
     Natural gas (Mcf) .....................          3,080           2,913           2,682           2,580
     Natural gas equivalent (Mcfe) .........          4,835           4,925           4,350           4,575

                                EXHIBIT INDEX



           EXHIBIT
           NUMBER                 DESCRIPTION
           -------                -----------
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

             4.6   Indenture dated August 21, 1997, among the Company and Bank
                   One, N.A. (14)

             4.7   Instrument of Resignation, Appointment and Acceptance, dated
                   October 23, 1998, between the Company, Bank One, N.A., and
                   Norwest Bank Minnesota, N.A. (19)

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

             10.4  Agreement for Purchase and Sale (Mustang Island) dated April
                   20, 1995, between the Company and Sierra Mineral Development,
                   L.C. (6)

             10.5  Agreement for Purchase and Sale (Oak Hill) dated April 12,
                   1995, between the Company and Sierra 1994 I Limited
                   Partnership (6)

             10.6 Stock Purchase Agreement, dated as of June 14, 1995, among the Company, Arbco Associates L.P., Offense Group Associates
                   L.P., Kayne, Anderson Nontraditional Investments L.P., and
                   Opportunity Associates L.P. (6)

             10.7  High River Limited Partnership Warrant to purchase 700,000
                   Shares of Common Stock, dated August 29, 1996 (3)

             10.8  Form of Series E Investors' Warrants to purchase an aggregate
                   350,000 Shares of Common Stock, dated August 29, 1996 (3)

             10.9  Gascon Partners Warrant to Purchase 300,000 shares of the
                   Company's Common Stock (13)

             10.10 Prudential Securities Incorporated Warrant to Purchase
                   100,000 Shares of the Company's Common Stock (3)

             10.11 Gaines Berland, Inc. Warrant to Purchase 300,000 Shares of
                   the Company's Common Stock dated August 29, 1996 (3)

             10.12 Gaines Berland, Inc. Warrant to Purchase 700,000 Shares of
                   the Company's Common Stock dated August 29, 1996 (3) 10.13
                   Executive Employment Agreement, dated January 1, 1996, between the Company and Miles D. Bender (9)

             10.13 Executive Employment Agreement, dated January 1, 1996, between the Company and Miles D. Bender (9)

             10.14 Separation Agreement, dated November 24, 1998, between the
                   Company and Miles D. Bender (19)

             10.15 Executive Employment Agreement, dated January 1, 1996, between the Company and Melissa Rutledge (9)

             10.16 Separation Agreement between the Company and Robert A. Imel dated October 31, 1997 (15)

             10.17 Separation Agreement, dated May 18, 1998, between the Company and William T. Jones (17)

             10.18 Executive Employment Agreement, dated June 6, 1996, between the Company and Jim L. David (1)

             10.19 Executive Employment Agreement dated March 20, 1997, between the Company and Philip D. Devlin (10)

             10.20 Separation Agreement, dated May 19, 1998, between the Company and Gene W. Anderson (19)

             10.21 Executive Employment Agreement dated August 25, 1997, between the Company and C. Dewayne Cravens (19)

             10.22 Separation Agreement, dated May 18, 1998, between the Company and C. Dewayne Cravens (19)

             10.23 Executive Employment Agreement, dated January 29, 1998, between the Company and Fred R. Miller (15)

             10.24 Executive Employment Agreement, dated March 5, 1998, between the Company and Chuck Elsey (16)

             10.25 Termination Notice and Agreement, dated October 28, 1998, between the Company and Chuck Elsey(19)

             10.26 Executive Employment Agreement, dated April 13, 1998, between the Company and Kent Lueders(16)

             10.27 Executive Employment Agreement, dated June 1, 1998, between the Company and Leslie Wylie(17)

             10.28 National Energy Group, Inc. 1996 Incentive Compensation Plan
                   (11)

             10.29 National Energy Group, Inc. Employee Stock Purchase Plan(12)

             10.30 National Energy Group, Inc. Employee Severance Policy(19)

             10.31 Agreement dated January 1, 1996 between the Company and
                   Sandefer Oil & Gas, Inc.(1)

             10.32 Consulting Agreement dated January 1, 1996 between Sandefer
                   Oil & Gas, Inc. and Potosky Oil & Gas, Inc. and Atocha
                   Exploration, Inc.(1)

             10.33 Memorandum of Amendment dated March 27, 1997 amending (i)
                   Agreement dated January 1, 1996 between the Company and
                   Sandefer Oil & Gas, Inc. and (ii) Consulting Agreement dated
                   January 1, 1996 between Sandefer Oil & Gas, Inc. and Potosky
                   Oil & Gas, Inc. and Atocha Exploration, Inc.(15)

             10.34 First Amendment dated April 15, 1997 to (i) Agreement dated
                   January 1, 1996 between the Company and Sandefer Oil & Gas,
                   Inc. and (ii) Consulting Agreement dated January 1, 1996 between Sandefer Oil & Gas, Inc. and Potosky Oil & Gas, Inc.
                   and Atocha Exploration, Inc.(15)

             10.35 Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and the Company, NEG-OK and Boomer Marketing Corporation
                   ("Boomer")(3)

             10.36 $50,000,000 Revolving Note dated August 29, 1996 payable to
                   Bank One(3)

             10.37 $50,000,000 Revolving Note dated August 29, 1996 payable to
                   Credit Lyonnais(3)

             10.38 Assignment of $50,000,000 Revolving Note to Arnos Corp from
                   Bank One, Texas, N.A. (19)

             10.39 Assignment of $50,000,000 Revolving Note to Arnos Corp from
                   Credit Lyonnais New York Branch (19)

             10.40 Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(3)

             10.41 Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(3)

             10.42 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of BankOne(3)

             10.43 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(3)

             10.44 First Amendment to Restated Loan Agreement dated October 31,
                   1996 among BankOne and Credit Lyonnais and the Company,
                   Guarantor and Boomer(9)

             10.45 Second Amendment to Restated Loan Agreement dated October 31,
                   1996, among BankOne and Credit Lyonnais and the Company,
                   Guarantor and Boomer(10)

             10.46 Third Amendment to Restated Loan Agreement dated October 31,
                   1996, among BankOne and Credit Lyonnais and the Company,
                   Guarantor and Boomer(10)

             10.47 Fourth Amendment to Restated Loan Agreement dated October 31,
                   1996, among BankOne and Credit Lyonnais and the Company,
                   Guarantor and Boomer(15)

             10.48 Multi-State Assignment Agreement dated December 22, 1998 between BankOne, Texas, NA, Credit Lyonnais New York Branch and Arnos, Corp (19)

             10.49 Multi-State Assignment Agreement, LaFourche Parish,
                   Louisiana, dated December 22, 1998, between BankOne, Texas,
                   NA, Credit Lyonnais New York Branch and Arnos Corp (19)

             10.50 Multi-State Assignment Agreement, Iberville Parish,
                   Louisiana, dated December 22, 1998, between BankOne, Texas,
                   NA, Credit Lyonnais New York Branch and Arnos Corp (19)

             10.51 Oklahoma Assignment Agreement, dated December 22, 1998, between BankOne, Texas, NA, Credit Lyonnais New York Branch and Arnos, Corp (19)

             10.52 Arnos Corporation Letter dated December 23, 1998(19)

             12.1  Computation of Ratio of Earnings to Fixed Charges(19)

             23.1  Consent of Ernst & Young LLP, Independent Auditors(19)

             24.1  Power of Attorney (included in signature pages to this Form
                   10-K)(19)

             27.1  Financial Data Schedule(19)

             99.1  Order of Bankruptcy Court Granting Relief on Involuntary
                   Petition(18)


------------------------------


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

             (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

             (11) Incorporated by reference to the Company's Schedule 14A filed April 25, 1997.

             (12) Incorporated by reference to the Company's Form S-8 filed December 23, 1997.

             (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

             (14) Incorporated by reference to the Company's Form S-4 (No. 333-38075), filed October 16, 1997.

             (15) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

             (16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

             (17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

             (18) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 8, 1999.

             (19)     Filed herewith.