Form 10-K405/A
period 1998-12-31
NATIONAL ENERGY GROUP INC
filed 1999-04-30
CIK 870756

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------
                                  FORM 10-K/A

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


                          NATIONAL ENERGY GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                            58-1922764
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

      4925 GREENVILLE AVENUE
           DALLAS, TEXAS                                         75206
(Address of Principal Executive Offices)                       (Zip Code)

                                 (214) 692-9211
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 par value
                                (Title of Class)
           Securities registered pursuant to Securities Act of 1933:
                    Series B Senior Notes, 10 3/4% due 2006
                    Series D Senior Notes, 10 3/4% due 2006

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Yes [X]   No [ ]

         The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of March 24, 1999 (based upon the last sales price of $.10 as reported by the OTC Bulletin Board) was $3,341,072.

         40,527,482 shares of the Registrant's Common Stock, $0.01 par value, were outstanding on March 24, 1999.

                                EXPLANATORY NOTE


         This Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 is being filed for the purpose of including the information required by Part III of this report and to file new Exhibits 10.53 and 10.54 and new
Exhibit 27.1 as a replacement to Exhibit 27.1 previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and to make corresponding amendments to the Index to Exhibits to the report. This Form 10-K/A constitutes Amendment No. 1 to the report.


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT


         The following table lists the name, age as of April 20, 1999 and present position with the Company for each of the Company's directors and executive officers:

NAME                                  AGE          PRESENT POSITION WITH THE COMPANY(1)
----                                  ---          ------------------------------------

Bob G. Alexander                      65           Chairman of the Board of Directors,  President and Chief
                                                   Executive Officer
Jim L. David                          59           Director, Assistant to the President
Russell D. Glass                      36           Director
Martin Hirsch                         44           Director
Robert H. Kite                        44           Director
Robert J. Mitchell                    51           Director
Jack G. Wasserman                     62           Director
Philip D. Devlin                      54           Vice President, General Counsel and Secretary
R. Kent Lueders                       42           Vice President, Corporate Development
Melissa H. Rutledge                   33           Vice President, Controller and Chief Accounting Officer
Leslie J. Wylie                       47           Vice President, Land and Assistant General Counsel

(1) Messrs. Alexander, David and Mitchell were appointed to the Board on August 29, 1996, and Mr. Alexander was appointed President and Chief Executive Officer of the Company effective November 23, 1998. Messrs. Glass, Hirsch and Wasserman were appointed to the Board on December 1, 1998. Pursuant to the terms of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, the holders of a majority of the outstanding shares of each series have the right to appoint one member to the Company's Board of Directors at all times while such series are outstanding. Mr. Elwood Schafer, the Series C Preferred Stock appointee, resigned from the Board of Directors effective December 31, 1998. Directors generally serve for a term of one year (until the next annual meeting of shareholders) and until their successors are duly elected and qualified, or until their death, resignation or removal, at which time the Board of Directors has the authority to appoint replacements to fill any such vacancies until the next annual meeting of shareholders.

         Bob G. Alexander. Mr. Alexander, a founder of Alexander Energy Corporation, was appointed a Director of the Company when Alexander merged into NEG-OK on August 29, 1996 and was appointed President and Chief Executive Officer of the Company on November 23, 1998. From 1980 until the Merger, Mr. Alexander served as Chairman of the Board, President and Chief Executive Officer of Alexander. From 1976 to 1980, Mr. Alexander was Vice President and General Manager of the Northern Division of Reserve Oil, Inc. and President of Basin Drilling Corp. (subsidiaries of Reserve Oil and Gas Company). Mr. Alexander attended the University of Oklahoma and graduated with a bachelor of science degree in geological engineering.

         Jim L. David. Mr. David, a founder of Alexander Energy Corporation, was appointed a Director of the Company when Alexander merged into NEG-OK on August 29, 1996. From August 1996 until July 1998, Mr. David served as Vice President, Exploration of the Company. In December 1998, he became Assistant to the President of the Company. From 1980 until the Merger, Mr. David served as Executive Vice President of Alexander. From 1977 to 1980, Mr. David was employed as exploration manager for Reserve Oil, Inc., Northern Division. Mr. David served as Alaska chief geologist and senior staff geologist for Texas International from 1973 to 1976. Mr. David graduated with a B.A. degree in geology from Louisiana Tech University and obtained a master of arts in geology from the University of Missouri.

         Russell D. Glass. Effective December 1, 1998, Mr. Glass was appointed to the Board of Directors of the Company. Mr. Glass has been President and Chief Investment Officer of Icahn Associates Corporation and Starfire Holding Corporation, privately held investment companies, since April 1998. From March 1996 to March 1998, he was a partner in Relational Investors LLC, an investment management firm. From 1988 to 1996, he was President of Premier Partners Inc., a private investment firm. From 1984 to 1986 he served as an investment banker with Kidder, Peabody & Company. Mr. Glass is a director of Cadus Pharmaceutical corporation, a biotechnology research company; Global Discount Travel Services LLC, an internet travel reservations company; and the A.G. Spanos Corporation, a privately held national real estate development company and owner of the NFL San Diego Chargers. Mr. Glass received his B.A. from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

         Martin Hirsch. Effective December 1, 1998, Mr. Hirsch was appointed to the Board of Directors of the Company. Mr. Hirsch has served as a Vice President of American Property Investors since March 18, 1991 where he is involved in investing, managing and disposing of real estate properties and securities. From January 1986 to January 1991, he was at Integrated Resources, Inc. as a Vice President and where he was involved in the acquisition of commercial real estate properties and asset management. From 1985 to 1986, he was a Vice President of Hall Financial Group where he was involved in acquiring and financing commercial and residential properties. Mr. Hirsch received his M.B.A. from The Emory University Graduate School of Business.

         Robert H. Kite. Effective December 17, 1990, Mr. Kite was appointed a Director of the Company. From November 1987 until June 11, 1991, Mr. Kite served as a Director of VP. Since 1980, Mr. Kite has been President and Chief Operating Officer of KFC, Ltd., a family-owned company with operations which include real estate development, investments and medical MRI clinics. He has also been Chief Executive Officer of Roamin' Korp., Inc. since 1982, which is engaged in the businesses of construction, recording, mining and equity investments. Mr. Kite graduated from Southern Methodist University with a B.S. degree in Psychology and Political Science.

         Robert J. Mitchell. Effective August 29, 1996, Mr. Mitchell was appointed a Director of the Company. Mr. Mitchell is Chief Executive Officer of ACF Industries Inc., has served as Senior Vice President -- Finance of such company from March 1995 to the present and was Treasurer from December 1984 to March 1995. Mr. Mitchell has also served as President and Treasurer of ACF Industries Holdings Inc. since August 1993 and as Vice President, Liaison Officer of Icahn & Co., Inc. since November 1984. From 1987 to January 1993, Mr. Mitchell served as Treasurer of TransWorld Airlines, Inc. and was the Treasurer of TransWorld Airlines, Inc. when it filed for reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, in January 1992. Mr. Mitchell is also a director of Cadus Pharmaceutical Corporation, a NASDAQ National Market listed pharmaceutical company.

         Jack G. Wasserman. Effective December 1, 1998, Mr. Wasserman was appointed to the Board of Directors of the Company. Mr. Wasserman is a senior partner of Wasserman, Schneider, Babb and Reed, a New York law firm, and has been a partner of that firm and its predecessors since 1966. Mr. Wasserman is admitted to practice before the Supreme Court of the United States and in the states of New York, Florida and the District of Columbia. He serves as a Director of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P. whose units are traded on the New York Stock Exchange, and Cadus Pharmaceutical Corporation whose shares are traded on the NASDAQ National Market. Mr. Wasserman holds a B.A. degree from Adelphi University, a J.D. degree from Georgetown University, and a Graduate Diploma from the Johns Hopkins University School of Advanced International Studies in Bologna, Italy.

         Philip D. Devlin. Effective March 1, 1997, Mr. Devlin was appointed Vice President and General Counsel of the Company and, effective March 20, 1997, the Board of Directors appointed him Secretary of the Company. From September 1984 to October 1994, Mr. Devlin served as Executive Vice President, General Counsel and Secretary for Sunrise Energy Services, Inc., a publicly-held natural gas marketing company. From October 1994 through February 1997, Mr. Devlin acted as President and Chief Executive Officer of Sunrise Energy Services, Inc. In July 1995, Sunrise Energy Services, Inc. filed to reorganize under Chapter 11 of the Bankruptcy Code and in February 1997 a Plan of Reorganization was confirmed by the Bankruptcy Court. Mr. Devlin is licensed by the State Bar of Texas, admitted to practice before the Supreme Court of the United States and is a past President and Director of the Natural Gas and Electric Power Association of North Texas. Mr. Devlin holds a B.A. degree and an M.A. degree from the University of California and J.D. degree with honors from California Western School of Law, San Diego, California.

         R. Kent Lueders. Effective April 13, 1998, Mr. Lueders was appointed Director of Corporate Development and in September 1998 was made a Vice President of the Company. From 1996 to 1998, Mr. Lueders was Manager of Acquisitions for Merit Energy. From 1994 to 1996, Mr. Lueders worked as a consulting evaluation engineer for RK Engineering. Prior to this Mr. Lueders was the Product Line Manager with Munro Garrett International from 1993 to 1994. From 1982 to 1993, Mr. Lueders was Manager of Engineering Services for Pacific Enterprises Oil Company (USA) where he managed the Company reserves, budget and engineering systems. Mr. Lueders began his career with Amoco Production Company in 1979 as an engineer working East and West Texas. He received a B.S. degree in Petroleum Engineering from the University of Missouri at Rolla in 1979.

         Melissa H. Rutledge. Effective August 15, 1994, Ms. Rutledge was appointed Controller and Chief Accounting Officer of the Company and in December 1997 was made a Vice President of the Company. From September 1990 to August 1994, Ms. Rutledge was a Senior Auditor for Ernst & Young LLP in Dallas. Ms. Rutledge received her B.B.A. degree in Accounting from Texas Tech University and is currently licensed as a CPA in the State of Texas.

         Leslie J. Wylie. Effective June 1, 1998, Ms. Wylie was appointed Vice President, Land and Asst. General Counsel. Ms. Wylie has 26 years of experience in the energy industry in the legal, exploration and production, pipeline, marketing and acquisition and divestiture areas. From April, 1993 to April, 1997, Ms. Wylie served as Attorney and Manager. of Business Development Administration for EEX Corporation and as General Attorney for ENSERCH Corporation. From June, 1991 through March, l993, Ms. Wylie served as Director of Land for Pacific Enterprises Oil Company, USA. From December, 1989 until June, 1991 Ms. Wylie was an Attorney for Lone Star Gas Company. From 1982 until December l989, Ms Wylie was the Land Manager and Attorney for Statex Petroleum, Inc., an independent oil and gas producer. Prior to 1989, Ms. Wylie held various land, legal and/or marketing positions with Phoenix Resources Company, Helmerich & Payne, Inc., ARCO Pipeline Company and Oklahoma Natural Gas Company. Ms. Wylie is licensed by the State Bars of Oklahoma and Texas, holds a B.A. degree from Oklahoma State University and a J.D. degree from the University of Tulsa College of Law.

         All of the Company's Executive Officers and Directors were acting in such capacity upon the filing of the involuntary petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code on December 4, 1998 by the Company's 10 3/4% Senior Note Bondholders.

         The Company had a number of Committees which convened during 1998, but which were dissolved October 26, 1998 in favor of the entire Board of Directors acting en banc in all matters. The Executive Committee included Messrs. Miller, Bender, Alexander and McCullough. The Executive Committee acted as liaison to senior management and in place of the Board of Directors between regularly scheduled meetings. The Executive Committee held seven (7) meetings during 1998. The Company's Audit Committee consisted of non-executive officers who were outside directors as follows: Messrs. Kite, McDonald, Mitchell, Alexander and Schafer, and was responsible for reviewing the audited financials, the scope of audit coverage and internal control systems with the Company's independent auditors. The Audit Committee held three (3) meetings during 1998. The Compensation Committee was comprised of Messrs. McCullough, Miller, Kite and Mitchell, and Mr. Bender served as an ad hoc member. The Compensation Committee was charged with the responsibility of administering and interpreting the Company's various incentive compensation plans, determining bonuses and approving other compensation issues. The Compensation Committee held no formal meetings during 1998, and all compensation matters were handled by the Board acting en banc.

         The Board of Directors held thirteen (13) regular and special meetings during 1998.

         The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of shareholders. Each executive officer will hold office until the first meeting of the Board after the annual meeting of shareholders next succeeding his or her election and until his or her successor is duly elected and qualified, or until his or her death or resignation or until he or she shall have been removed in the manner provided in the Company's bylaws.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company received no copy of a Form 5 filing for the year ended December 31, 1998 for the following former directors and officers of the Company who resigned during 1998: Gene W. Anderson, C. Dewayne Cravens and Chuck L. Elsey, and has no knowledge if such individuals were required to file a Form 5.

ITEM 11. EXECUTIVE COMPENSATION

         EXECUTIVE COMPENSATION

         The following tables set forth the cash compensation received by the Company's Chief Executive Officer, the former Chief Executive Officer of the Company, and each of the next four most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 for the fiscal year ended December 31, 1998, together with two additional executive officers who left the Company prior to year end, but whose compensation would have been among the four most highly compensated executive officers and whose base salary plus bonus equaled or exceeded $100,000. Such tables also include option grants in the last fiscal year for such officers and aggregate option/SAR exercises during the last fiscal year and year end option/SAR values.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                                                                   COMPENSATION AWARDS
                                                                                --------------------------
                                                               ANNUAL           RESTRICTED                      ALL
                                                          COMPENSATION (1)        STOCK       SECURITIES       OTHER
                                                       ---------------------      AWARDS      UNDERLYING    COMPENSATION
    NAME AND PRINCIPAL POSITION       YEAR             SALARY($)    BONUS($)        ($)      OPTIONS(#)(2)      ($)
    ---------------------------       ----             ---------    --------    -----------  -------------  ------------

Bob G. Alexander                      1998             148,910           --            --           --              --
     President and Chief              1997             148,645           --            --       37,500              --
     Executive Officer(3)             1996             132,008           --            --       37,500              --

Miles D. Bender                       1998             302,500           --            --           --         415,214(4)
    (former President and Chief       1997             300,000      100,000            --      900,000(5)(6)        --
     Executive Officer)               1996             224,694       35,000            --      200,000(6)           --

William T. Jones                      1998              71,981           --            --           --         140,731(7)
    (former Senior Vice               1997             185,000       35,000            --      100,000(6)           --
     President, Operations)           1996             121,721       35,000            --      100,000(6)           --

Jim L. David                          1998             105,000           --            --           --         197,000(8)
    (former Vice President,           1997             132,500       35,000            --       75,000              --
     Exploration)                     1996             115,000       10,000            --       30,000              --

Philip D. Devlin                      1998             193,882           --            --           --              --
     Vice President,                  1997             137,500       25,000       203,500(10)   60,000          50,885(11)
     General Counsel(9)               1996                  --           --            --           --              --

Melissa H. Rutledge                   1998             107,000           --            --           --              --
     Vice President, Controller       1997              80,000       15,000            --       30,000              --
     and Chief Accounting             1996              80,000       15,000            --       30,000              --
     Officer(12)

R. Kent Lueders                       1998              80,556           --         2,188(15)   25,000              --
     Vice President, Corporate        1997                  --           --            --           --              --
     Development(13)                  1996                  --           --            --           --              --

Leslie J. Wylie                       1998              74,108           --         2,188(16)   50,000              --
     Vice President, Land(14)         1997                  --           --            --           --              --
                                      1996                  --           --            --           --              --



(1) Excludes the aggregate, incremental cost to the Company of perquisites and other personal benefits, securities or property, the aggregate amount of which, with respect to the named individual, does not equal or exceed the lesser of $50,000 or 10% of reported annual salary and bonus for such person.

(2) All options granted since June 1996 were granted pursuant to the 1996 Incentive Compensation Plan which was approved by the shareholders June 4, 1996 and registered by the Company on December 5, 1997. All previous options had been registered by the Company prior to January 1, 1997.

(3) Effective November 23, 1998, Mr. Alexander was appointed President and Chief Executive Officer of the Company.

(4) Mr. Bender's employment with the Company terminated November 23, 1998 and was paid these amounts pursuant to a Separation Agreement with the Company.

(5) Includes 700,000 options granted March 20, 1997 at a price of $4.00 per share which shall vest at any time within a five (5) year period of the date of grant; provided that the closing price of the Company's common stock as quoted on the NASDAQ shall have been at or above $8.00 per share for not less than thirty (30) consecutive days prior to any such exercise.

(6)      All such options have since expired.

(7) Mr. Jones' employment with the Company was terminated May 18, 1998, and these amounts were paid pursuant to a Separation Agreement with the Company.

(8) Mr. David's employment with the Company was terminated July 31, 1998, and these amounts were paid pursuant to a Separation Agreement with the Company. Mr. David was subsequently rehired by the Company on December 1, 1998 as an assistant to the President and Chief Executive Officer.

(9) Effective March 1, 1997, Mr. Devlin was appointed Vice President and General Counsel of the Company.

(10) Mr. Devlin was granted 50,000 shares of the Company's common stock during 1997 which was subsequently registered and had a market value of $203,500 as of December 31, 1997.

(11) Mr. Devlin earned $50,885 as consulting fees from the Company during 1997 prior to joining the Company as an employee and officer.

(12) Effective December 4, 1997, Ms. Rutledge was appointed Vice President of the Company and has served as its Controller and Chief Accounting Officer since August 1994.

(13) Mr. Lueders was employed by the Company April 13, 1998 and effective September 2, 1998, Mr. Lueders was appointed Vice President, Corporate Development of the Company.

(14) Effective June 1, 1998, Ms. Wylie was appointed Vice President, Land of the Company.


(15) Mr. Lueders was granted 10,000 shares of the Company's unregistered common stock during 1998, which had a market value of $2,188 as of December 31, 1998. Fifty percent of this stock grant vests after one year of service and the remainder vests after two years of service.

(16) Ms. Wylie was granted 10,000 shares of the Company's unregistered common stock during 1998, which had a market value of $2,188 as of December 31, 1998. fifty percent of this stock grant vests after one year of service and the remainder vests after two years of service.

                       OPTION/GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS
--------------------------------------------------------------------------------


                                            PERCENT OF                                         POTENTIAL REALIZABLE VALUE
                               NUMBER OF       TOTAL                                             AT ASSUMED ANNUAL RATES
                              SECURITIES      OPTIONS                                          OF STOCK PRICE APPRECIATION
                              UNDERLYING    GRANTED TO        EXERCISE                               FOR OPTION TERM
                                OPTIONS    EMPLOYEES IN       OR BASE          EXPIRATION      ----------------------------
            NAME              GRANTED (#)   FISCAL YEAR     PRICE ($/SH)          DATE            5%($)          10%($)
            ----              -----------  ------------     ------------       ----------      ----------     -------------

Bob G. Alexander........           --           --                 --                --               --             --

Miles D. Bender..........          --           --                 --                --               --             --

William T. Jones.........          --           --                 --                --               --             --

Jim L. David.............          --           --                 --                --               --             --

Philip D. Devlin.........          --           --                 --                --               --             --

Melissa H. Rutledge......          --           --                 --                --               --             --

Leslie J. Wylie .........      50,000(1)        12%           $1.6875            6/4/03          $88,500        $93,000(2)

R. Kent Lueders..........      25,000(1)         6%           $1,6875            6/4/03          $44,250        $46,500(2)

(1) These options were granted pursuant to the 1996 Incentive Compensation Plan and vest 50% at the end of one year and the remaining 50% at the end of two years following the date of grant. The 1996 Incentive Compensation Plan was approved by shareholders in June 1997 and the underlying securities registered in December 1997.

(2) At April 20, 1999, the quoted price of the Company's stock was approximately $0.12 per share. The amounts represented reflect an increase over the option exercise price as stated.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES


                                                                      NUMBER OF
                                                                SECURITIES UNDERLYING
                                                                     UNEXERCISED          VALUE OF UNEXERCISED
                                                                      OPTIONS AT          IN-THE-MONEY OPTIONS
                                      SHARES                     FISCAL YEAR-END (#)     AT FISCAL YEAR-END ($)
                                   ACQUIRED ON       VALUE           EXERCISABLE/            EXERCISABLE/
              NAME                 EXERCISE (#)   REALIZED ($)      UNEXERCISABLE           UNEXERCISABLE(1)
              ----                 ------------   ------------      -------------           -------------

Bob G. Alexander(2)..............          --             --       56,250 / 18,750               $0 / $0

Miles D. Bender .................          --             --                    --                    --

William T. Jones ................          --             --                    --                    --

Jim L. David ....................          --             --                    --                    --

Philip D. Devlin(2)..............          --             --       35,000 / 25,000               $0 / $0

Melissa H. Rutledge(2) ..........          --             --       55,000 / 15,000               $0 / $0

Leslie J. Wylie (2) .............          --             --           -- / 50,000               $0 / $0

R. Kent Lueders(2) ..............          --             --           -- / 25,000               $0 / $0

(1) Based on the closing price of the Company's common stock at December 31, 1998 of $0.23 per share.

(2)      These individuals did not exercise any options during 1998.


         The Company does not have any long-term incentive plans or defined benefit or actuarial plans. Therefore, the tables on long-term incentive plan awards and pension plans are omitted.

         Robert A. Imel, formerly the Chief Financial Officer of the Company, terminated his employment on December 6, 1997. Pursuant to the terms of his Separation Agreement, he was given a termination allowance equivalent to his base salary for a period of five months plus $500 per month for a period of eighteen months following his separation from the Company. Additionally, Mr. Imel was granted an extension through June 30, 1998 in which to redeem certain shares of the Company's Common Stock (the "Stock") granted to Mr. Imel by the Company in January 1997 pursuant to his employment which Mr. Imel had pledged to the Company in return for cash in the amount of $150,000. Mr. Imel did not redeem the Stock by tendering payment to the Company of the amount of $150,000 on or before June 30, 1998, and the Company now has the absolute right to dispose of the Stock in any manner it so deems in its sole discretion without any obligation of notice, presentment or demand upon Mr. Imel.

EMPLOYEE STOCK PURCHASE PLAN

         The Company has an Employee Stock Purchase Plan (the "Plan") pursuant to Section 423(b) of the United States Internal Revenue Code of 1986, as amended. Pursuant to the Plan, all Eligible Participants may participate in each semi-annual offering in an amount of not less than 1% or more than 10% of his or her base pay in effect as of the Offering Commencement Date of each offering. At the end of each offering, the employee shall be entitled to purchase stock of the Company from the payroll deductions through the Offering Period at a price equal to the lower of:

         (a) 85% of the closing price of the stock on the Offering Commencement Date or the nearest prior business day on which trading occurred on the NASDAQ National Market System; or

         (b) 85% of the closing price of the stock on the Offering Termination Date or the nearest prior business day on which trading occurred on the NASDAQ National Market System; or

         (c) if the Common Stock of the Company is not admitted to trading on any of the aforesaid dates for which closing prices of the stock are to be determined, then reference shall be made to the fair market value of the stock on that date, as determined on such basis as shall be established or specified for purposes of the offering by the Board of Directors.

During 1998, a total of 34 employees participated in the Plan and 46,162 shares of the Company's common stock were issued pursuant thereto. Mr. Devlin and Ms. Rutledge were the only officers of the Company who participated in the Plan and purchased 1,463 and 1,800, respectively, of the total shares issued.

COMPENSATION OF DIRECTORS

         The Company compensates non-employee Board of Directors members in the amount of $1,000 for each official Board of Directors' meeting and $500 for each Board of Directors' committee meeting unless such committee meeting is held at the time of, or in conjunction with, an official Board of Directors' meeting. In addition, members of the Board of Directors have been granted stock options in past years. During 1998, no stock options were granted to directors.

         An affiliated company of Mr. Norman Miller, Incorp Inc. (which acts as a petroleum consultant and independent oil and gas producer), was paid $35,000 for consulting services rendered to the Company by Mr. Miller during 1998. Effective November 11, 1994, Mr. Miller was entitled to receive $500 for each day he works on Company matters and Incorp Inc. received $6,000 during 1998 for Mr. Miller's expenses in performing such work. Incorp Inc. terminated its relationship with the Company on December 7, 1998, and Mr. Miller resigned from the Board of Directors effective February 10, 1999.

         Upon consummation of the Alexander merger, Mr. Bob G. Alexander entered into a consulting agreement with the Company for a term running from September 1996 to September 1999 at a compensation level of $150,000 per year. Effective November 23, 1998, Mr. Alexander was appointed President and Chief Executive Officer of the Company at an annual salary of $250,000 per year. In January 1999, Mr. Alexander was paid the outstanding amount of $112,500 due under his consulting agreement.

         In addition, the Company pays other incidental compensation to executive officers and directors from time to time, consisting primarily of health insurance and reimbursement for travel and entertainment expenses on behalf of the Company.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         In January 1996, the Company executed an employment agreement with Melissa H. Rutledge, Vice President, Controller and Chief Accounting Officer, which has a term of three years from the effective date of a "change in control" of the Company. In March 1997, April 1998 and June 1998, respectively, the Company executed a similar employment agreement with Philip D. Devlin, Vice President, General Counsel and Secretary; R, Kent Lueders, Vice President, Corporate Development; and Leslie J. Wylie, Vice President, Land, which has a term of three years from the effective date of a "change of control" of the Company (together with the above-referenced employment agreements, the "Employment Agreements"). The Employment Agreements each provide that the three-year term will continuously roll over (so that at any time during the term of such agreements there is a remaining term of three years, but in no event beyond the time the executive and/or officer reaches age 65).

         The Employment Agreements define the "change in control" to have occurred when (i) a person, entity or group becomes the beneficial owner of a majority of the securities of the Company ordinarily having the right to vote for election of directors, (ii) during any consecutive two year period, the directors at the beginning of the period (together with directors approved by a vote of 662/3% of such initial directors plus directors previously approved by such 662/3% margin) cease to constitute a majority of the

Company's Board of Directors, (iii) any sale, lease, exchange or transfer of all, or substantially all, of the Company's assets occurs, or (iv) a merger or consolidation occurs with the effect that any person, entity or group, or the shareholders thereof, become the owner of securities of the surviving corporation representing a majority of the voting power of such surviving corporation for the election of directors.

         The Employment Agreements provide for a three year employment term during which the executive and/or officer receives for each year (i) 100% of the average of the executive's annual base salary at the time in question and the executive's annual base salary for each of the preceding two years, and
(ii) 100% of the average of the bonuses paid to the executive and/or officer for each of the preceding three fiscal years. If the executive and/or officer is discharged without cause or resigns for "good reason" (as defined therein) after a change in control, then in lieu of the compensation described in the preceding sentence, the executive and/or officer is entitled to a lump sum cash severance payment equal to three times the sum of (a) the executive's annual base salary then in effect, (b) the average of cash bonuses for each of the three previous years, and (c) the average of fully-vested contributions to retirement plans for such executive and/or officer for each of the three preceding years. In addition, at such time, all options and all other retirement or pension contributions or benefits become fully vested and remain fully exercisable for 360 days.

         Pursuant to an agreement with the Company dated December 2, 1998, each of Ms. Rutledge, Mr. Devlin, Mr. Lueders and Ms. Wylie agreed to terminate their existing Employment Agreements; provided that no court (including the bankruptcy court) reduces or dismisses any of the Severance Pay Benefits (described below) available to such executives pursuant to the Company's Severance Policy.

         In January 1996, the Company executed an employment agreement with the same terms as the employment agreements referenced above with Miles D. Bender, President and Chief Executive Officer. In November 1998, the Company and Mr. Bender entered into a Separation Agreement which terminated Mr. Bender's position as President and Chief Executive Officer. Under the terms of the Separation Agreement, Mr. Bender was paid a cash settlement of $395,764.43, and his stock options terminated 30 days following his resignation from the Board of Directors of the Company.

         In addition to the Employment Agreements discussed above, the Company entered into an employment agreement with Jim L. David, then Vice President, Exploration in March 1997 for a two year term, commencing with the date of consummation of the merger of the Company with Alexander Energy Corporation. Under such agreement, in the event Mr. David resigned for a good reason after a "change of control" as defined above, or upon the discharge of Mr. David without cause during the employment term, Mr. David would receive severance benefits equal to the sum of (i) his annual base salary then in effect, (ii) his last annual cash bonus and (iii) the average retirement plan contributions by the Company on his behalf on a fully vested bases for the last two fiscal years, multiplied by three (3). Mr. David would also have all stock options previously granted to him become fully vested and exercisable for a three year period (360 days) following termination. Mr. David shall continue to receive for a period of one (1) year following termination all life, accident, disability, medical, dental and other health and casualty insurance benefits maintained by the Company for its employees. Mr. David's employment agreement was terminated in July, 1998 and the benefits payable under this employment agreement were paid and made a part of his separation agreement.

SEVERANCE POLICY

         Effective November 23, 1998, the directors initiated a Severance Policy for all employees which provides that for a period ending October 31, 2000, all Eligible Participants shall be entitled to a Severance Pay Benefit up to 18 months (as defined in the Policy) in the event such Eligible Participant is terminated by the Company for any reason other than "cause" (as defined in the Policy). The Policy provides that payments to such terminated employee shall be subject to the employee's execution of a Separation Agreement which shall include the following provisions:

         (i)   a release of all claims against the Company;

         (ii)  a confidentiality provision; and

         (iii) an agreement to give notice to the Company and not accept or retain any further Severance Pay Benefit in the event the Eligible Participant shall accept the same or substantially similar employment with any other employer.

Payments under the Policy shall be made to each such terminated employee on a monthly basis; provided that in the event the Company is sold pursuant to a merger or liquidation proceeding and the Eligible Participant is not offered the same or substantially similar employment, such Severance Pay Benefit shall be paid to each Eligible Participant in a lump sum. To date, no employees have been terminated by the Company who would be eligible for Severance Pay Benefits under the Policy.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Prior to his termination of employment with the Company, Miles D. Bender served during 1998 both as a member of the Compensation Committee of the Board of Directors of the Company and as the President and Chief Executive Officer of the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Prior to its dissolution in October 1998, the Compensation Committee was composed of four Directors, and Mr. Bender (an executive officer) acted as an ad hoc member. The Compensation Committee advises the Company's Board of Directors and management concerning compensation for its executive officers. Upon dissolution of the Compensation Committee, the Board of Directors acting en banc assumed responsibility for all matters relating to compensation; provided that directors who are executive officers or employees of the Company shall abstain from all matters in which they have a vested interest. Compensation for executive officers is based on the principles that compensation must be competitive to enable the Company to motivate, attract and retain highly qualified and talented employees to lead and grow the Company's business and, at the same time, provide rewards which are closely linked to the Company's and the individual's performance.

         The Compensation Committee considers management skills, long term performance, operating results, unusual accomplishments as well as economic conditions and other external events that affect the Company's operations.

         In addition to salaries, bonuses and stock options are generally granted once annually based on performance, length of service or other noted accomplishments in helping to increase reserves and/or cash flows of the Company. Options were granted under the National Energy Group, Inc., 1996 Incentive Compensation Plan which was approved by the Board of Directors and was approved by the shareholders at the 1997 Annual Meeting. Shares have been issued annually to executives at market price on the grant date. During 1998, no bonuses were granted and no options were given to any executive officers of the Company other than to Ms. Wylie and Mr. Lueders as part of their respective employment with the Company. Also during 1998, six (6) executive officers were terminated and, in accordance with prior practice and policy of the Company, were given severance of up to eighteen months salary depending upon their level of responsibility and service while employed by the Company.

         With respect to Mr. Alexander's base compensation, the Board of Directors recognized that the growth and performance of the Company is dependent on the efforts and results of its executive officers and in particular its Chief Executive Officer. Mr. Alexander's base salary was determined to reflect his increased responsibilities to the Company during this period of financial instability. The Board of Directors believes that the award of long-term stock options aligns the interests of the executive officers with the interests of the Company by creating value for the executives through positive results of the Company.


                           COMPENSATION COMMITTEE

                           (Consisting of the Board of Directors acting en banc)




CORPORATE PERFORMANCE

         The following graph shows a five year comparison of cumulative total stockholder returns for the Company, the NASDAQ Market Index (the "Broad Market") and an index of peer companies in the oil and gas industry selected by the Company (the "Peer Group").

                                                               CUSTOMER
 MEASUREMENT PERIOD                NATIONAL                    SELECTED                       NASDAQ
(FISCAL YEAR COVERED)            ENERGY GROUP                 STOCK LIST                   MARKET INDEX

12/31/1993                           100.00                     100.00                         100.00
12/30/1994                           133.33                     105.71                         104.99
12/29/1995                           233.33                      83.39                         136.18
12/31/1996                           229.17                     128.34                         169.23
12/31/1997                           270.83                     166.49                         207.00
12/31/1998                            12.50                      75.59                         291.96

                    Assumes $100 Invested On January 1, 1992
                          Assumes Dividend Reinvested
                      Fiscal Year Ending December 31, 1998

         The total cumulative return in investment (change in the year end stock price plus reinvested dividends) for each of the years for the Company, the NASDAQ Market Index and the Peer Group is based on the stock price or composite index beginning at the end of the calendar year 1992. The Company has never paid dividends on the Company's Common Stock.

         The Peer Group Index, is a diversified group of independent oil and gas companies comprised of Abraxas Petroleum, C.P. N.V.; Basin Exploration, Inc.; Coho Energy, Inc.; Comstock Resources, Inc.; Gothic Energy Corp.; Panaco, Inc.; and Petrocorp, Inc. Two companies formerly used as part of the peer group, Arch Petroleum, Inc. and Lomak Petroleum, Inc., have been acquired by other entities and no longer exist.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth, to the best knowledge of the Company, information as to the ownership of the Company's Common Stock and all series of Preferred Stock held by (i) each person or entity who owns of record or who is known by the Company to own beneficially 5% or more of the outstanding shares of such stock, (ii) directors, and (iii) all directors and officers as a group, as of April 20, 1999. Except as otherwise indicated, ownership of shares by the person's named below includes sole voting and investment power held by such persons.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth as of April 20, 1999, the individuals or entities known to the Company to own more than 5% of the Company's outstanding shares of capital stock.

 NAME AND ADDRESS                                                         NUMBER                   PERCENT
OF BENEFICIAL OWNER                           TITLE OF CLASS             OF SHARES                OF CLASS(1)
-------------------                           --------------             ---------                -----------

                                                    COMMON STOCK

Carl C. Icahn                                  Common Stock             8,847,044(2)                 19.2%
     114 West 47th Street
     19th Floor
     New York, NY 10036

Kayne, Anderson                                Common Stock             4,547,069(3)                 10.1%
Investment Management, Inc.
     1800 Avenue of Stars
     Suite 1424
     Los Angeles, CA 90067

Croft-Leominster, Inc.                         Common Stock             2,161,710(4)                  5.3%
     207 E. Redwood St.
     Suite 802
     Baltimore, MD  21202

                                              SERIES B PREFERRED STOCK

Kayne, Anderson Investment                     Series B Preferred          38,687(5)                  100%
Management, Inc.                                     Stock
     1800 Avenue of Stars
     Suite 1424
     Los Angeles, CA 90067

Arbco Associates, L.P.                         Series B Preferred          13,928(5)                   36%
     1800 Avenue of Stars                            Stock
     Suite 1424
     Los Angeles, CA 90067

Offense Group Associates, L.P.                 Series B Preferred          11,607(5)                   30%
     1800 Avenue of Stars                            Stock
     Suite 1424
     Los Angeles, CA 90067

 NAME AND ADDRESS                                                         NUMBER                   PERCENT
OF BENEFICIAL OWNER                           TITLE OF CLASS             OF SHARES                OF CLASS(1)
-------------------                           --------------             ---------                -----------

                                                    COMMON STOCK

Kayne, Anderson Non-Traditional                Series B Preferred          10,832(5)                   28%
Investments, L.P.                                    Stock
     1800 Avenue of Stars
     Suite 1424
     Los Angeles, CA 90067

Opportunity Associates L.P.                    Series B Preferred           2,320(5)                    6%
     1800 Avenue of Stars                            Stock
     Suite 1424
     Los Angeles, CA 90067

                                              SERIES C PREFERRED STOCK

Kayne, Anderson Investment                     Series C Preferred          23,000(6)                  100%
Management, Inc.                                      Stock
     1800 Avenue of Stars
     Suite 1424
     Los Angeles, CA 90067

Arbco Associates, L.P.                         Series C Preferred           8,280(6)                   36%
     1800 Avenue of Stars                             Stock
     Suite 1424
     Los Angeles, CA 90067

Offense Group Associates, L.P.                 Series C Preferred           7,240(6)                   31%
     1800 Avenue of Stars                             Stock
     Suite 1424
     Los Angeles, CA 90067

Kayne, Anderson Non-Traditional                Series C Preferred           6,100(6)                   27%
Investments, L.P.                                     Stock
     1800 Avenue of Stars
     Suite 1424
     Los Angeles, CA 90067

Opportunity Associates L.P.                    Series C Preferred           1,380(6)                    6%
     1800 Avenue of Stars                             Stock
     Suite 1424
     Los Angeles, CA 90067

                                              SERIES D PREFERRED STOCK

Carl C. Icahn                                  Series D Preferred         100,000(2)                  100%
     114 West 47th Street                             Stock
     19th Floor
     New York, NY 10036

 NAME AND ADDRESS                                                         NUMBER                   PERCENT
OF BENEFICIAL OWNER                           TITLE OF CLASS             OF SHARES                OF CLASS(1)
-------------------                           --------------             ---------                -----------

                                              SERIES E PREFERRED STOCK

Kayne, Anderson Investment                     Series E Preferred           9,500(7)                  100%
Management, Inc.                                     Stock
     1800 Avenue of Stars
     Suite 1424
     Los Angeles, CA 90067

Foremost Insurance Company                     Series E Preferred           7,500(7)                   79%
     5230 33rd Street, S.E.                          Stock
     Grand Rapids, MI  49512

Topa Insurance Company                         Series E Preferred           2,000(7)                   21%
     c/o Kayne, Anderson Investment                  Stock
     Management, Inc.
     1800 Avenue of Stars
     Suite 1424
     Los Angeles, CA  90067

(1) Based upon the 40,527,482 shares of Common Stock, 38,687 shares of issued and outstanding Series B Preferred Stock, 23,000 shares of issued and outstanding Series C Preferred Stock, 100,000 shares of issued and outstanding Series D Preferred Stock and 9,500 shares of issued and outstanding Series E Preferred Stock that are outstanding as of April 20, 1999. For each person or group, the percentages are calculated on the basis of the amount of outstanding securities of the particular class plus any securities that such person or group has the right to acquire within 60 days of April 20, 1999 pursuant to options, warrants, conversion privileges or other rights.

(2) High River Limited Partnership, the record owner of these shares, is a Delaware limited partnership, and has pledged these shares to ING Capital. Riverdale Investors Corp., Inc. is a Delaware corporation and is the general partner of High River. Mr. Carl C. Icahn is the sole stockholder and a director of Riverdale. Riverdale's principal business address is 90 South Bedford Road, Mount Kisco, New York 10549, and Mr. Icahn's principal business address is c/o Icahn Associates Corp., 114 West 47th Street, 19th Floor, New York, New York 10036. Gascon Partners, a New York general partnership, an affiliate of Mr. Icahn, High River and Riverdale holds warrants to purchase 300,000 shares of Common Stock. High River also holds 700,000 warrants issued in August 1996 in connection with the Company's acquisition of and merger with Alexander Energy Company. The ownership figures in the table assume that all the shares of Series D Preferred Stock are converted and warrants for 1,000,000 shares of Common Stock are exercised. Riverdale and Mr. Icahn, by virtue of their relationships to High River and Gascon, may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Exchange Act) the shares which High River directly beneficially owns and the shares which Gascon has warrants to purchase. Each of Riverdale and Mr. Icahn disclaims beneficial ownership of such shares for all other purposes. Mr. Robert J. Mitchell has been appointed a director of the Company as the representative of the holders of the Series D Preferred Stock. Mr. Mitchell does not have dispositive or voting power over any of the shares owned by High River.

(3) Richard A. Kayne ("Kayne") is President, Chief Executive Officer and Director of Kayne Anderson Investment Management Inc. ("KAIM") and of KA Associates, Inc., a registered broker/dealer. KAIM is the general partner of KAIM Non-Traditional, L.P. ("L.P."), registered investment advisor, which is the general partner of and investment advisor to the investment partnerships referred to in this footnote. Mr. Kayne is also a limited partner in each investment partnership and a general partner on one of them. Mr. Kayne and L.P. have shared dispositive and voting power through investment partnerships for 38,687 shares of Series B Preferred Stock, 23,000 shares of Series C Preferred Stock, and 9,500 shares of Series E Preferred Stock, which may be converted at anytime into 2,380,738, 1,150,000 and 422,222 shares of Common Stock, respectively, and for warrants to purchase 350,000 shares of Common Stock. The percentage ownership figures in the table assume that all shares of Series B Preferred Stock, Series C Preferred Stock and Series E Preferred Stock are converted, the warrants to purchase 350,000 shares of Common Stock are exercised and 4,302,960 shares of Common Stock are issued, and such shares are added to the shares of Common Stock outstanding. Mr. Kayne disclaims beneficial ownership of the shares held by the investment partnerships in excess of the amount attributable to him by virtue of his direct interest as a limited or general partner and by virtue of his indirect interest in L.P.'s interest in the investment partnerships. L.P. disclaims beneficial ownership of the shares held by the investment partnerships in excess of the amount attributable to them by virtue of their percentage interest in the investment partnerships.

(4) Croft-Leominster, Inc. the record owner of the shares, is a Maryland corporation.

(5) Beneficial ownership of all the Series B Preferred Stock is attributed to KAIM. For information on Richard A. Kayne, KAIM and L.P., see footnote (3) above. Arbco Associates L.P. has shared dispositive and voting power with Mr. Kayne, and L.P. of 13,928 shares of Series B Preferred Stock, which is convertible at any time into 857,107 shares of Common Stock. Offense Group Associates has shared dispositive and voting power with Mr. Kayne, and L.P. for 11,607 shares of Series B Preferred Stock, which is convertible at any time into 714,276 shares of Common Stock. Kayne, Anderson Non-Traditional Investments has shared dispositive and voting power with Mr. Kayne and L.P. for 10,832 shares of Series B Preferred Stock, which is convertible at any time into 666,584 shares of Common Stock. Opportunity Associates L.P. has shared dispositive and voting power with Mr. Kayne, and L.P. of 2,320 shares of Series B Preferred Stock, which is convertible at any time into 142,769 shares of Common Stock.

(6) Beneficial ownership of all the Series C Preferred Stock is attributed to KAIM. For information on Richard A. Kayne, KAIM and L.P., see footnote (3) above. Arbco Associates L.P. has shared dispositive and voting power with Mr. Kayne, and L.P. of 8,280 shares of Series C Preferred Stock, which is convertible at any time into 414,000 shares of Common Stock. Offense Group Associates has shared dispositive and voting power with Mr. Kayne, and L.P. for 7,240 shares of Series C Preferred Stock, which is convertible at any time into 362,000 shares of Common Stock. Kayne, Anderson Non-Traditional Investments has shared dispositive and voting power with Mr. Kayne, and L.P. for 6,100 shares of Series C Preferred Stock, which is convertible at any time into 305,000 shares of Common Stock. Opportunity Associates L.P. has shared dispositive and voting power with Mr. Kayne, and L.P. for 1,380 shares of Series C Preferred Stock, which is convertible at any time into 69,000 shares of Common Stock.

(7) Beneficial ownership of all the Series E Preferred Stock is attributed to KAIM. Foremost Insurance Company has dispositive and voting power for 7,500 shares of Series E Preferred Stock, which is convertible at any time into 333,333 shares of Common Stock, and warrants for 105,000 shares of Common Stock. Topa Insurance Company has dispositive and voting power for 2,000 shares of

     Series E Preferred Stock, which is convertible at any time into 88,888 shares of Common Stock and warrants for 28,000 shares of Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of the Company's capital stock as of April 20, 1999 by each of the Company's present directors and executive officers and certain other parties, and the directors and executive officers of the Company as a group, all as reported by each such person as of April 20, 1999.

 NAME AND ADDRESS                                                NUMBER
OF BENEFICIAL OWNER                 TITLE OF CLASS              OF SHARES              % OF CLASS(1)
-------------------                 --------------              ---------              -------------

Miles D. Bender                      Common Stock               847,944(2)                  2.1%
   4925 Greenville Avenue
   Suite 1400
   Dallas, Texas 75206

Jim L. David                         Common Stock               475,389(3)                  1.2%
   4925 Greenville Avenue
   Suite 1400
   Dallas, TX 75206

Bob G. Alexander                     Common Stock               456,252(4)                  1.1%
   4925 Greenville Avenue
   Suite 1400
   Dallas, TX 75206

Robert H. Kite                       Common Stock               406,455(5)                  1.0
   2722 N. 7th Street
   Phoenix, AZ 85006

Melissa H. Rutledge                  Common Stock               66,800(6)                   ______(7)
   4925 Greenville Avenue
   Suite 1400
   Dallas, TX 75206

Philip D. Devlin                     Common Stock               41,473(8)                   ______(7)
   4925 Greenville Avenue
   Suite 1400
   Dallas, TX 75206

Robert J. Mitchell                   Common Stock               37,500(9)                   ______(7)
   767 Fifth Avenue
   New York, NY 10153


 NAME AND ADDRESS                                                NUMBER
OF BENEFICIAL OWNER                 TITLE OF CLASS              OF SHARES              % OF CLASS(1)
-------------------                 --------------              ---------               -------------

R. Kent Lueders                      Common Stock                5,000(10)                ______(7)
   4925 Greenville Avenue
   Suite 1400
   Dallas, Texas  75206

Leslie J. Wylie                      Common Stock               ______(11)                ______(7)
   4925 Greenville Avenue
   Suite 1400
   Dallas, Texas 75206

Russell D. Glass                     Common Stock               ______(12)                ______(7)
   767 Fifth Avenue
   New York, NY 10153

Martin Hirsch                        Common Stock               ______(13)                ______(7)
   767 Fifth Avenue
   New York, NY 10153

Jack G. Wasserman                    Common Stock               ______(14)                ______(7)
   111 Broadway
   New York, NY 10006

All officers and directors as a      Common Stock               2,336,813(15)               5.9%
group (12 people)

All officers and directors as a      Series B Preferred         ______                      ______
group (12 people)                    Stock

All officers and directors as a      Series C Preferred         ______                      ______
group (12 people)                    Stock

All officers and directors as a      Series D Preferred         ______                      ______
group (12 people)                    Stock

All officers and directors as a      Series E Preferred         ______                      ______
group (12 people)                    Stock

(1)      Based upon the 40,527,482 shares of Common Stock outstanding.
         For each person or group, the percentages are calculated on the basis of the amount of outstanding securities of the particular class plus any securities that such person or group has the right to acquire within 60 days of April 20, 1999 pursuant to the options or other rights.

(2) Includes 847,944 shares held directly by Mr. Bender, former President and Chief Executive Officer, who resigned from the Company's Board of Directors in March 1999 and whose options have since expired.

(3) Includes 407,889 shares held directly by Mr. David and immediately exercisable options to purchase 67,500 shares, but does not include options to purchase 37,500 shares which are not yet exercisable.

(4) Includes 340,000 shares held directly by Mr. Alexander and 60,002 shares owned by Mr. Alexander's wife, Donna Ports Alexander, and immediately exercisable options to purchase 56,250 shares held by Mr. Alexander, but does not include options to purchase 18,750 shares which are not yet exercisable. Mr. Alexander disclaims any beneficial interest in the shares owned by his wife.

(5) Robert H. Kite is Chief Operating Officer and a 33.0% beneficial owner of KFT, Ltd. and may be deemed to be the beneficial owner of shares held by KFT, Ltd. KFT, Ltd. holds 176,297 shares and Mr. Kite holds 157,658 shares directly and immediately exercisable options to purchase 72,500 shares, but does not include options to purchase 12,500 shares which are not yet exercisable.

(6) Includes 11,800 shares held directly by Ms. Rutledge and immediately exercisable options to purchase 55,000 shares, but does not include options to purchase 15,000 shares which are not yet exercisable.

(7)      Less than one percent.

(8) Includes 6,473 shares of Common Stock held directly by Mr. Devlin and immediately exercisable options to purchase 35,000 shares, but does not include options to purchase 25,000 shares which are not yet exercisable.

(9) Includes immediately exercisable options to purchase 37,500 shares, but does not include options to purchase 12,500 shares which are not yet exercisable. Mr. Mitchell disclaims any beneficial ownership of stock attributable to High River.

(10) Includes 5,000 shares of registered common stock held directly by Mr. Lueders, but does not include options to purchase 25,000 shares which are not yet exercisable and does not include a common stock grant of 5,000 that has not vested.

(11) Does not include options to purchase 50,000 shares which are not yet exercisable and does not include common stock grant of 10,000 shares that has not vested.

(12) Mr. Glass holds no stock or options of the Company and disclaims beneficial ownership of any stock attributable to High River.

(13) Mr. Hirsch holds no stock or options of the Company and disclaims beneficial ownership of any stock attributable to High River.

(14)     Mr. Wasserman holds no stock or options of the Company.

(15) Includes a total of 2,013,063 shares held directly or indirectly by the executive officers and directors and options and warrants to purchase 323,750 shares which are immediately exercisable or exercisable within 60 days.

         Under the terms of the Series D Preferred Stock, a change in control of the Company may occur if any of the events occur that trigger the Series D Preferred Stock Contingent Voting Rights (as defined) to elect one-half of the Board of Directors plus one member and if such rights are exercised by such holder. Pursuant to an order dated February 11, 1999 of the United States Bankruptcy Court for the Northern District of Texas, the Company was placed into a Title 11, Chapter 11 of the United States Code bankruptcy reorganization proceeding. Such proceeding gives rise to the Series D Preferred stockholder to exercise its right to control the Company's Board of Directors. To date, the Series D Preferred Stockholder has not exercised such right. However, Messrs. Mitchell, Glass and Hirsch are affiliated with the Series D Preferred Stockholder. See "Description of Capital Stock -- Series D Preferred Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company entered into an agreement (the "IAC Agreement") with Icahn Associates Corp. ("IAC"), an affiliate of Carl C. Icahn, who is a beneficial owner of more than 5% of the Company's Common Stock. Pursuant to the IAC Agreement, IAC committed and subsequently spent $10 million to participate for specified interests in each of the prospects generated or acquired by the Company through September 30, 1998. Each party is entitled to certain rights of first refusal in the event that the other party decides to sell all or part of its participation interest in a prospect in which both parties are participating. As partial consideration for IAC's obligations under the participation agreement, the Company has also granted Gascon Partners, an affiliate of IAC, certain warrants, which became exercisable prior to December 31, 1997 and will expire July 11, 2002, to purchase 300,000 shares of Common Stock at an exercise price of three dollars ($3.00) per share.

         During the year ended December 31, 1998, the Company sold $13,291,379 of oil and natural gas, or 83% of the Company's total oil sales to Plains. KAIM and investment partnerships associated with KAIM, and other accounts managed by affiliates of KAIM, own on a fully diluted basis approximately 24.63% of the issued and outstanding shares of Common Stock of Plains Resources, Inc. The Company has agreements with Plains that were entered into in 1993 pursuant to which Plains purchases oil produced from the major oil-producing properties which the Company operates, at West Texas Intermediate posted prices plus a premium. The premium is based on Plains purchasing substantially all the production of the Company. Sales to Plains will account for a significant percentage of the Company's total oil and natural gas sales in 1999.

         Robert A. Imel, formerly the Chief Financial Officer of the Company, was granted 50,000 shares of the Company's Common Stock during 1997. Mr. Imel pledged such stock to the Company in return for cash in the amount of $150,000 and had until June 30, 1998 in which to redeem such stock. Mr. Imel did not redeem such stock by tendering payment to the Company of $150,000 on or before June 30, 1998, and the Company now has the absolute right to dispose of such stock in any manner it so deems in its sole discretion.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NATIONAL ENERGY GROUP, INC.

                                       By:           /s/ Bob G. Alexander                 April 30, 1999
                                           -------------------------------------------
                                                       Bob G. Alexander
                                             President and Chief Executive Officer

                                       By:         /s/ Melissa H. Rutledge                 April 30, 1999
                                           -------------------------------------------
                                                     Melissa H. Rutledge
                                           Vice President, Principal Financial Officer
                                                       and Controller

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER                                     DESCRIPTION
------                                     -----------

 10.53                 Memorandum to Bob G. Alexander, President & CEO

 10.54                 Separation Agreement, dated July 31, 1998, between the
                       Company and Jim L. David

 27.1                  Financial Data Schedule for 1998 Fiscal Year
                       (included in SEC-Filed Copy Only)