Form 10-Q
period 1999-03-31
NATIONAL ENERGY GROUP INC
filed 1999-05-14
CIK 870756

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                              --------------------


         40,527,482 shares of the registrant's Common Stock, $0.01 par value, were outstanding on May 7, 1999.


================================================================================

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                                      INDEX

                                                                                                  PAGE NO.
                                                                                                  --------
PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements
               Consolidated Balance Sheets at December 31, 1998 and March 31, 1999
                  (Unaudited).....................................................................    1
               Consolidated Statements of Operations for the three months ended
                  March 31, 1998 and 1999 (Unaudited).............................................    2
               Consolidated Statements of Cash Flows for the three months
                  ended March 31, 1998 and 1999 (Unaudited).......................................    3
               Consolidated Statement of Stockholders' Equity (Deficit) for the three months ended
                  March 31, 1999 (Unaudited)......................................................    4
               Notes to Consolidated Financial Statements (Unaudited).............................    5
Item 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................   10
Item 3.        Quantitative and Qualitative Disclosure about Market Risk..........................   16

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings..................................................................   17
Item 3.        Defaults Upon Senior Securities....................................................   17
Item 5.        Other Information..................................................................   18
Item 6.        Exhibits and Reports on Form 8-K...................................................   18

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                                         DECEMBER 31,        MARCH 31,
                                                                                            1998               1999
                                                                                        -------------      -------------

Current assets:
    Cash and cash equivalents .....................................................     $   2,542,235      $   8,677,352
    Marketable securities .........................................................           339,250            295,000
    Accounts receivable--oil and natural gas sales ................................         5,030,155          3,553,594
    Accounts receivable--joint interest and other .................................         1,918,411            694,369
    Other .........................................................................         1,905,050          1,726,459
                                                                                        -------------      -------------
       Total current assets .......................................................        11,735,101         14,946,774
Oil and natural gas properties, at cost (full cost method):
    Subject to ceiling limitation .................................................       327,459,034        328,312,989
    Accumulated depreciation, depletion, and amortization .........................      (251,712,879)      (255,802,705)
                                                                                        -------------      -------------
       Net oil and natural gas properties .........................................        75,746,155         72,510,284
Other property and equipment ......................................................         2,601,163          2,576,582
    Accumulated depreciation ......................................................          (989,905)        (1,096,103)
                                                                                        -------------      -------------
       Net other property and equipment ...........................................         1,611,258          1,480,479
Other assets and deferred charges, net ............................................         5,909,344          5,805,216
                                                                                        -------------      -------------
    Total assets ..................................................................     $  95,001,858      $  94,742,753
                                                                                        =============      =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities not subject to compromise:
    Current liabilities:
       Accounts payable-trade .....................................................     $   2,019,114      $     532,301
       Accounts payable-revenue ...................................................         4,446,696               --
       Drilling advances ..........................................................            99,961               --
       Credit facility ............................................................        25,000,000         25,000,000
       Accrued interest on credit facility ........................................           280,160            763,932
       Senior Notes including unamortized issuance premium ........................       166,238,513               --
       Accrued interest on Senior Notes ...........................................        10,537,601               --
       Current portion of gas prepayments .........................................           485,845               --
       Other ......................................................................           461,088               --
                                                                                        -------------      -------------
          Total current liabilities ...............................................       209,568,978         26,296,233
    Long-term liabilities:
       Gas balancing and prepayments ..............................................         2,052,691               --
       Other ......................................................................           312,957               --

Liabilities subject to compromise:
       Accounts payable-trade .....................................................              --            2,755,007
       Accounts payable-revenue ...................................................              --            3,927,985
       Drilling advances ..........................................................              --               78,857
       Senior Notes including unamortized issuance premium ........................              --          166,198,986
       Accrued interest on Senior Notes ...........................................              --           10,537,601
       Gas balancing and prepayments ..............................................              --            2,535,291
       Other ......................................................................              --              545,883
                                                                                        -------------      -------------
          Total liabilities subject to compromise .................................              --          186,579,610

Commitments and contingencies

Stockholders' equity (deficit): Convertible preferred stock, $1.00 par:
       Authorized shares--1,000,000
       Issued and outstanding shares--171,187
       Aggregate liquidation preference--$17,118,700 ..............................           171,187            171,187
    Common stock, $.01 par value:
       Authorized shares--100,000,000
       Issued and outstanding shares-- 40,527,482 at
          December 31, 1998 and March 31, 1999, respectively ......................           405,275            405,275
    Additional paid-in capital ....................................................       113,089,872        113,089,872
    Unrealized loss on marketable securities, net .................................          (176,094)          (220,344)
                                                                                                           -------------
    Accumulated deficit ...........................................................      (230,423,008)      (231,579,080)
                                                                                        -------------      -------------
       Total stockholders' equity (deficit) .......................................      (116,932,768)      (118,133,090)
                                                                                        -------------      -------------
    Total liabilities and stockholders' equity (deficit) ..........................     $  95,001,858      $  94,742,753
                                                                                        =============      =============


                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  ------------------------------
                                                                                     1998               1999
                                                                                  ------------      ------------
Oil and natural gas sales ...................................................     $ 10,529,424      $  7,244,008

Costs and expenses:
   Lease operating ..........................................................        1,707,554         1,472,258
   Oil and natural gas production taxes .....................................          736,341           484,769
   Depreciation, depletion, and amortization ................................        5,938,046         4,428,956
   Write-down of oil and natural gas properties .............................       26,500,000              --
   General and administrative ...............................................        1,404,063         1,040,735
                                                                                  ------------      ------------
    Total costs and expenses ................................................       36,286,004         7,426,718
                                                                                  ------------      ------------
Operating income (loss) .....................................................      (25,756,580)         (182,710)
Other income (expense):
   Interest expense .........................................................       (3,511,162)         (455,928)
   Interest income and other, net ...........................................          224,217              --
                                                                                  ------------      ------------
Income (loss) before reorganization items and income taxes ..................      (29,043,525)         (638,638)
Reorganization items:
   Professional fees and other ..............................................             --            (574,467)
   Interest earned on accumulating cash resulting from Chapter 11 proceedings             --              57,033
                                                                                  ------------      ------------
Income (loss) before income taxes ...........................................      (29,043,525)       (1,156,072)
Provision for income taxes ..................................................             --                --
                                                                                  ------------      ------------
Net income (loss) ...........................................................      (29,043,525)       (1,156,072)
Preferred stock dividend requirements .......................................         (157,095)             --
                                                                                  ------------      ------------
Net income (loss) applicable to common shareholders .........................     $(29,200,620)     $ (1,156,072)
                                                                                  ============      ============

Net income (loss) per common share, basic and diluted .......................     $       (.72)     $       (.03)
                                                                                  ============      ============

Weighted average number of common shares outstanding ........................       40,481,320        40,527,482
                                                                                  ============      ============



                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    ------------------------------
                                                                                        1998             1999
                                                                                    ------------      ------------
OPERATING ACTIVITIES
Net income (loss) .............................................................     $(29,043,525)     $ (1,156,072)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation, depletion, and amortization ..................................        5,938,046         4,428,956
   Write-down of oil and  natural gas properties ..............................       26,500,000              --
   Amortization of issuance premium ...........................................          (39,528)          (39,527)
   Amortization of deferred compensation ......................................           10,273            11,133
   Common stock, options, and warrants issued for services ....................           24,999            14,062
   Other ......................................................................           48,841             4,539
   Changes in operating assets and liabilities:
      Accounts receivable .....................................................        3,710,746         2,700,603
      Other current assets ....................................................       (1,090,411)          150,590
      Accounts payable and accrued liabilities ................................       (2,673,850)          962,940
                                                                                    ------------      ------------
        Net cash provided by operating activities .............................        3,385,591         7,077,224
                                                                                    ------------      ------------

INVESTING ACTIVITIES
Purchases of other property and equipment .....................................         (425,893)             --
Oil and gas acquisition, exploration, and development expenditures ............      (27,517,621)       (1,108,772)
Proceeds from sales of oil and gas properties .................................             --             254,817
Purchases of other long-term assets ...........................................         (157,829)          (97,266)
Other .........................................................................            3,337             9,114
                                                                                    ------------      ------------
        Net cash used in investing activities .................................      (28,098,006)         (942,107)
                                                                                    ------------      ------------

FINANCING ACTIVITIES
Proceeds from credit facility .................................................       10,000,000              --
Repayments of other long-term liabilities .....................................          (26,918)             --
Proceeds from exercise of stock options and warrants ..........................           93,750              --
                                                                                    ------------      ------------
        Net cash provided by financing activities .............................       10,066,832              --
                                                                                    ------------      ------------
Increase (decrease) in cash and cash equivalents ..............................      (14,645,583)        6,135,117
Cash and cash equivalents and beginning of period .............................       25,954,479         2,542,235
                                                                                    ------------      ------------
Cash and cash equivalents at end of period ....................................     $ 11,308,896      $  8,677,352
                                                                                    ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash .........................................................     $       --        $       --
                                                                                    ============      ============


                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)



                                               CONVERTIBLE                                               ADDITIONAL
                                             PREFERRED STOCK                  COMMON STOCK                PAID-IN
                                        SHARES           AMOUNT          SHARES          AMOUNT           CAPITAL
                                     ------------     ------------     ------------     ------------     ------------

Balance at December 31, 1998 ...          171,187     $    171,187       40,527,482     $    405,275     $113,089,872
   Unrealized loss on marketable
      securities ...............             --               --               --               --               --
   Net loss ....................             --               --               --               --               --
                                     ------------     ------------     ------------     ------------     ------------
Balance at March 31, 1999 ......          171,187     $    171,187       40,527,482     $    405,275     $113,089,872
                                     ============     ============     ============     ============     ============

                                       UNREALIZED
                                          LOSS                                   TOTAL
                                          ON                                  STOCKHOLDERS'
                                       MARKETABLE                               EQUITY
                                       SECURITIES             DEFICIT          (DEFICIT)
                                       ------------        -------------      -------------

Balance at December 31, 1998 ...       $   (176,094)       $(230,423,008)     $(116,932,768)
   Unrealized loss on marketable
      securities ...............            (44,250)                --              (44,250)
   Net loss ....................               --             (1,156,072)        (1,156,072)
                                       ------------        -------------      -------------
Balance at March 31, 1999 ......       $   (220,344)       $(231,579,080)     $(118,133,090)
                                       ============        =============      =============


                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

1.  PETITION FOR RELIEF UNDER CHAPTER 11

    On December 4, 1998, certain of the Company's 10 3/4% Senior Note bondholders filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the 10 3/4% Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's Preferred Stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. The Company anticipates proposing a Plan of Reorganization within the period allotted by the Court. The Plan may include the issuance of common stock or common stock equivalents in exchange for debt of the Company which could materially dilute the current equity interests. A hearing on such Plan has been scheduled by the Court for June 4, 1999. As of December 4, 1998, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock, as a result of the Chapter 11 filing. Approximately $4.4 million additional interest expense would have been recognized by the Company for the first quarter of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

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

2.  BASIS OF PRESENTATION

    In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of National Energy Group, Inc. (the "Company") as of December 31, 1998 and March 31, 1999, the results of operations for the three months ended March 31, 1998 and 1999, and the cash flows for the three months ended March 31, 1998 and 1999.

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

2.  BASIS OF PRESENTATION (CONT)

    Certain previously reported amounts have been reclassified to conform with the current presentation.

    The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results expected for the full year.

    The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration, and development activities. These costs totaled approximately $446,000 and $281,000 for the three months ended March 31, 1998 and 1999, respectively. The Company capitalized interest costs of approximately $955,000 for the three months ended March 31, 1998.

    Overhead reimbursements included as a reduction of general and administrative expense totaled approximately $311,000 and $178,000 for the three months ended March 31, 1998 and 1999, respectively.

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Statement 130 establishes rules for the reporting and display of comprehensive income and its components. For the three months ended March 31, 1998 and 1999, the differences between net earnings and total comprehensive income were not material.

3.  ACQUISITIONS

    On March 31, 1998, the Company acquired Fortune Natural Resources Corporation's 12.5% working interest in the East Bayou Sorrel Field for $4.5 million in cash. This acquisition did not have a significant impact on the 1998 results of operations.

4.  CREDIT FACILITY

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

    In connection with the issuance of the Series A Notes in 1996, the Company revised the credit facility. The credit facility had a borrowing base of $25.0 million. The borrowing base may be redetermined at least semiannually and may require mandated monthly principal reductions from time to time. The principal amount of any borrowings is due at maturity, August 29, 2000 and interest is payable monthly.

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

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

4.  CREDIT FACILITIES (CONT)

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

    Effective December 22, 1998, the credit facility and all associated liens were assigned by the Banks to Arnos, Inc., an affiliated subsidiary of the Company's Series D Preferred Stockholder. In a letter dated December 23, 1998, Arnos (1) rescinded the acceleration of the loan, (2) waived all defaults existing at that time and (3) made sufficient borrowings available to pay the interest on the Senior Notes that was due on November 2, 1998, conditioned upon the Bankruptcy Court's dismissal of the Involuntary Petition. To date, no fees or interest have been paid to Arnos. The Company is currently accruing interest expense at an 8% rate under the Arnos credit facility. The Company had $25,000,000 outstanding under the Arnos credit facility as of March 31, 1999. At March 31, 1999, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility and as a result has classified the amount outstanding as a current liability.

    At March 31, 1999, the fair value of borrowings under the Arnos credit facility approximates the carrying value of the liability. Pursuant to the Order for Relief dated February 11, 1999, the Company is prohibited from obtaining further borrowings without Court approval.

5.  10 3/4 SENIOR NOTES DUE 2006

    On December 4, 1998, certain of the Company's 10 3/4% Senior Note bondholders filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the 10 3/4% Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's Preferred Stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. The Company anticipates proposing a Plan of Reorganization within the period allotted by the Court. The Plan may include the issuance of common stock or common stock equivalents in exchange for debt of the Company which could materially dilute the current equity interests. A hearing on such Plan has been scheduled by the Court for June 4, 1999. As of December 4, 1998, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock, as a result of the Chapter 11 filing. Approximately $4.4 million additional interest expense would have been recognized by the Company for the first quarter of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

5.  10 3/4 SENIOR NOTES DUE 2006 (CONT)

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

    At March 31, 1998 and 1999, unamortized issuance premiums associated with the Notes totaled $1,238,513 and $1,198,986, respectively.

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

6.  COMMITMENTS AND CONTINGENCIES

    The Company filed suit in the 244th J/D Court of Ector County, Texas against Mr. R. E. Steakley in August 1995 to enjoin Mr. Steakley from interfering with the operations of the Company. Mr. Steakley counterclaimed against the Company for surface damages, alleging certain environmental claims. In February 1999, without admitting any liability, the Company and Mr. R. E. Steakley entered into a Settlement and Release Agreement which provided that each of the Company and Mr. Steakley release and discharge the other from all claims and damages which may have occurred through January 31, 1999 and dismiss the pending litigation against each other. The Company further agreed to pay Mr. Steakley an amount of $75,000, to purchase certain materials from Mr. Steakley at market value which the Company shall use to maintain roads incidental to its operations on the Steakley property and limit the Company's ingress and egress to specified entrances on the Steakley property.

    Other than the Bankruptcy Court proceeding, the Company is not a defendant in any additional material pending legal proceedings.

7.  CRUDE OIL AND NATURAL GAS PRODUCING ACTIVITIES

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

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

7.  CRUDE OIL AND NATURAL GAS PRODUCING ACTIVITIES (CONT)

    The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. At March 31, 1999, the net book value of the Company's oil and gas properties did not exceed the full cost ceiling based on the weighted average prices of crude oil and natural gas received by the Company, and therefore no writedown was required. At March 31, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, based on the weighted average prices of crude oil and natural gas received by the Company, resulting in a non-cash writedown aggregating $26.5 million. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION


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

    On December 4, 1998, certain of the Company's 10 3/4% Senior Note bondholders filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the 10 3/4% Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's Preferred Stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. The Company anticipates proposing a Plan of Reorganization within the period allotted by the Court. The Plan may include the issuance of common stock or common stock equivalents in exchange for debt of the Company which could materially dilute the current equity interests. A hearing on such Plan has been scheduled by the Court for June 4, 1999. As of December 4, 1998, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock, as a result of the Chapter 11 filing. Approximately $4.4 million additional interest expense would have been recognized by the Company for the first quarter of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

OVERVIEW

    The Company's current financial condition and 1998 and 1999 operating results have resulted from the significant decline in oil prices during 1998 and the first quarter of 1999, coupled with unfavorable revisions in estimates of oil and gas reserves during 1998.

    The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control, including seasonal price fluctuation, the condition of the U.S. economy, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic governmental regulations, legislation and policies. Declines during 1998 and the first quarter of 1999 in the prices of oil and gas have had a material adverse effect on the carrying value of the Company's oil and gas properties and the Company's revenues, profitability and cash flows.

RESULTS OF OPERATIONS

OVERVIEW OF PRODUCTION, SALES AND UNIT ECONOMICS

    The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and costs and expenses related to the Company's oil and natural gas production for the periods indicated.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION


                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                ---------------------------
                                                    1998           1999
                                                ------------   ------------

Net production:
  Oil (Mbbls)...............................             293            294
  Natural gas (Mmcf)........................           3,080          2,494
  Natural gas equivalent (Mmcfe)............           4,835          4,260

Oil and natural gas sales (in thousands):
  Oil.......................................    $      4,261   $      3,196
  Natural gas...............................           6,268          4,048
                                                ------------   ------------
  Total.....................................    $     10,529   $      7,244
                                                ============   ============

Average sales price:
  Oil (per Bbl)............................     $      14.57   $      10.85
  Natural gas (per Mcf)....................             2.04           1.62

Unit economics (per Mcfe):
  Average sales price......................     $       2.18   $       1.70
  Lease operating expenses.................              .35            .35
  Oil and natural gas production taxes.....              .15            .11
  Depletion (excluding writedowns).........             1.15            .96
  General and administrative...............              .29            .24

THREE MONTHS ENDED MARCH 31, 1998, COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

    Revenues. Total revenues decreased by $3.3 million (31.4%) to $7.2 million for 1999 from $10.5 million in 1998. The reduction in revenues was primarily due to the decline in commodity prices from the same period in 1998. Average natural gas prices decreased $.42 per Mcf to $1.62 per Mcf for 1999 from $2.04 for 1998 and average oil prices declined $3.72 per barrel to $10.85 for 1999 from $14.57 for 1998. The decrease in average prices reduced first quarter 1999 revenues by approximately $2.1 million compared to 1998.

    In 1999, the Company produced 294 Mbbls of oil, which was virtually unchanged from the 293 Mbbls produced in 1998. The Company discontinued additional developmental drilling at Goldsmith Adobe Unit in March 1998 due to the decline of crude oil prices. The reduction in oil production resulting from natural decline and from the discontinued drilling at the Goldsmith Adobe Unit was offset by the successful drilling and completion of the State Lease #2102 well at the Company's East Bayou Sorrel area which came on line in October of 1998. In 1999, the Company produced 2,494 Mmcf of natural gas, a decrease of 19.0% from 3,080 Mmcf produced in 1998. The decline in gas production is primarily due to natural decline as well as flush production during the first quarter of 1998 at the Company's East Texas and Arkoma properties. The Company had limited drilling activities in these areas during 1999.

    Costs and Expenses. Lease operating expenses decreased $.2 million (11.8%) to $1.5 million for 1999 from $1.7 million for 1998. The decrease is primarily the result of the Company's efforts to reduce operating costs. However, lease operating expenses per Mcfe remained constant at $.35 for 1998 and 1999 due to the decline in Mcfe equivalent production from 1998 to 1999.

    Oil and natural gas production taxes decreased $.2 million (28.6%) to $.5 million for 1999 from $.7 million for 1998. This decrease is the direct result of the Company's reduced revenues.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

    Depreciation, depletion and amortization decreased $1.5 million (25.4%) to $4.4 million for 1999 compared to $5.9 million for 1998 due to the decrease in the average depletion rate per Mcfe which was $.96 for 1999 compared to $1.15 for 1998. The decrease in the depletion rate was due to the full cost ceiling writedowns during 1998.

    At March 31, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, resulting in a non-cash writedown of the Company's oil and natural gas properties of $26.5 million for the three months ended March 31, 1998. This writedown resulted primarily from the decline in natural gas prices and costs incurred on unsuccessful exploratory wells drilled during the period, combined with revisions of estimated proved reserves as of March 31, 1998. No ceiling writedown was required for the three months ended March 31, 1999.

    General and administrative costs decreased $.4 million (28.6%) to $1.0 million for 1999 compared to $1.4 million for 1998. The decrease in general and administrative expenses is the direct result of the Company's efforts in restructuring the management team and other personnel and efforts to control other expenses. As discussed in Note 2, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These costs totaled $.5 million and $.3 million for the three months ended March 31, 1998 and 1999, respectively.

    Other Income and Expenses. The decrease of $3.0 million in interest expense to $.5 million for 1999 from $3.5 million for 1998 was due to the Company's discontinuation of recording interest of the Senior Notes due to the Chapter 11 proceedings as discussed in Note 1 to the financial statements. Approximately $4.4 million additional interest expense would have been recognized by the Company for the first quarter of 1999 if not for the discontinuation of the interest accrual on the Senior Notes. The average balance of debt outstanding during 1999 was $190.0 million as compared to average debt outstanding of $165.4 million for 1998. The weighted average interest rate for 1999 was 8.0% (excluding Senior Notes) compared to 10.74% for 1998. The decline in the weighted average interest rate is due to the discontinued interest on the Senior Notes.

    Reorganization Items. In the first quarter of 1999, the Company recorded charges of approximately $.6 million for professional fees and other reorganization expenses resulting from the Chapter 11 proceedings.

    Net Income (Loss). The Company incurred a net loss of $1.2 million for 1999, compared with a net loss of $29.0 million for 1998. The net loss for 1999 includes net reorganization costs of $.5 million and the net loss for 1998 includes a writedown of oil and natural gas properties of $26.5 million.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MARCH 31, 1998, COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

    Net cash provided by operating activities was $3.4 million for 1998, compared to net cash provided by operating activities of $7.1 million for 1999. The increase in cash flows from operating activities is primarily due to the collection of accounts receivable and nonpayment of prepetition trade accounts payable due to the Chapter 11 proceedings.

    Net cash used in investing activities was $28.1 million for 1998 compared with $1.0 million for 1999. The cash used by investing activities for 1998 included $27.5 million of expenditures related primarily to drilling and exploration activities. The Company's ability to undertake drilling and exploration activities is currently limited due to the Chapter 11 proceedings.

    Net cash provided by financing activities was $10.1 million for 1998 compared with $0 for 1999. The net cash provided by financing activities during 1998 consisted primarily of proceeds from borrowings under the revised credit facility. Currently, no additional borrowings are available under the credit facility.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

CREDIT FACILITIES

    In connection with the issuance of the Series A Notes in 1996, the Company revised its credit facility. The credit facility had a borrowing base of $25.0 million. The borrowing base may be redetermined at least semiannually and may require mandated monthly principal reductions from time to time. The principal amount of any borrowings is due at maturity, August 29, 2000 and interest is payable monthly.

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

    Effective December 22, 1998, the credit facility and all associated liens were assigned by the Banks to Arnos, Inc., an affiliated subsidiary of the Company's Series D Preferred Stockholder. In a letter dated December 23, 1998, Arnos (1) rescinded the acceleration of the loan, (2) waived all defaults existing at that time and (3) made sufficient borrowings available to pay the interest on the Senior Notes that was due on November 2, 1998, conditioned upon the Bankruptcy Court's dismissal of the Involuntary Petition. To date, no fees or interest have been paid to Arnos. The Company is currently accruing interest expense at an 8% rate under the Arnos credit facility. The Company had $25,000,000 outstanding under the Arnos credit facility as of March 31, 1999. At March 31, 1999, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility and as a result has classified the amount outstanding as a current liability. Pursuant to the Order for Relief dated February 11, 1999, the Company is prohibited from obtaining further borrowings without Court approval.

10 3/4% SENIOR NOTES DUE 2006

    On December 4, 1998, certain of the Company's 10 3/4% Senior Note bondholders filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the 10 3/4% Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's Preferred Stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. The Company anticipates proposing a Plan of Reorganization within the period allotted by the Court. The Plan may include the issuance of common stock or common stock equivalents in exchange for debt of the Company which

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

could materially dilute the current equity interests. A hearing on such Plan has been scheduled by the Court for June 4, 1999. As of December 4, 1998, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock, as a result of the Chapter 11 filing. Approximately $4.4 million additional interest expense would have been recognized by the Company for the first quarter of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

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

PREFERRED STOCK

    Under the terms of the Series D Preferred Stock, a change in control of the Company may occur if any of certain events occur that trigger the Series D Preferred Stock Contingent Voting Rights (as defined in the Series D Certificate of Designations) to elect one-half of the Board of Directors plus one member. Pursuant to the Order for Relief dated February 11, 1999, the Company was placed into a Title 11, Chapter 11 of the United States Code bankruptcy reorganization proceeding. Such proceeding gives rise to the Series D Preferred stockholder to exercise its right to control the Company's Board of Directors. To date, the Series D Preferred Stockholder has not exercised such right.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

    The Company has made, and will continue to make, ordinary course capital expenditures for the development, and exploitation of oil and natural gas reserves, subject to economic conditions and in accordance with the rulings and procedures set forth by the Court. Due to the Chapter 11 proceeding, the Company has suspended its exploratory drilling program. The Company will limit its capital expenditures to ordinary course enhancement of current production through workovers, recompletions, and other production enhancing activities deemed to be economic given current depressed oil and gas prices. Development drilling is anticipated to be limited to (i) ordinary course nonoperated wells in which we have limited working interests and in which the failure to participate may result in drainage, depletion or loss of current reserves and
(ii) operated wells deemed to be economical given current oil and gas prices. Large expenditures for developmental drilling may require court approval and none are planned at this time.

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

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

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

    The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. At March 31, 1999, the net book value of the Company's oil and gas properties did not exceed the full cost ceiling based on the weighted average prices of crude oil and natural gas received by the Company, and therefore no writedown was required. At March 31, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, based on the weighted average prices of crude oil and natural gas received by the Company, resulting in a non-cash writedown aggregating $26.5 million. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

CHANGES IN PRICES AND INFLATION

    The prices received by the Company for its oil and natural gas production declined dramatically during 1998 and the first quarter of 1999. The Company's revenue and value of its oil and natural gas properties have been and will continue to be adversely affected until such prices recover. Oil and gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

    From time to time, the Company may hedge oil and gas prices, while the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging has been accomplished pursuant to swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities is managed by requiring minimum credit standards for counter parties, periodic settlements, and market to market valuations. The Company has not been required to provide collateral relating to hedging activities. At March 31, 1999, the Company had no hedging or basis swap agreements outstanding.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

    At March 31, 1999, the Company had entered into forward sales contracts with two purchasers covering the future production of natural gas. Deliveries under these contracts are priced based on NYMEX prices less a differential whereby the Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at that time. The Company pays the cost of transportation of the natural gas to the delivery point specified in the contracts. Currently, the Company has fixed the sales price of 1,443,764 Mcf of gas to be delivered under these contracts during the months of April 1999 through July 1999. The average price of natural gas for these deliveries is $1.78 per Mcf.

    Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three months ended March 31, 1998 and 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    None.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company filed suit in the 244th J/D Court of Ector County, Texas against Mr. R. E. Steakley in August 1995 to enjoin Mr. Steakley from interfering with the operations of the Company. Mr. Steakley counterclaimed against the Company for surface damages, alleging certain environmental claims. In February 1999, without admitting any liability, the Company and Mr. R. E. Steakley entered into a Settlement and Release Agreement which provided that each of the Company and Mr. Steakley release and discharge the other from all claims and damages which may have occurred through January 31, 1999 and dismiss the pending lawsuits against each other. The Company further agreed to pay Mr. Steakley an amount of $75,000, to purchase certain materials from Mr. Steakley at market value which the Company shall use to maintain roads incidental to its operations on the Steakley property and limit the Company's ingress and egress to specified entrances on the Steakley property.

    Other than the Bankruptcy Court proceedings, the Company is not a defendant in any additional material pending legal proceedings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    At March 31, 1999, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility and has classified borrowings under the facility as current liabilities and as a result has classified the amount outstanding as a current liability.

    On December 4, 1998, certain of the Company's 10 3/4% Senior Note bondholders filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the 10 3/4% Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's Preferred Stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. The Company anticipates proposing a Plan of Reorganization within the period allotted by the Court. The Plan may include the issuance of common stock or common stock equivalents in exchange for debt of the Company which could materially dilute the current equity interests. A hearing on such Plan has been scheduled by the Court for June 4, 1999. As of December 4, 1998, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock, as a result of the Chapter 11 filing. Approximately $4.4 million additional interest expense would have been recognized by the Company for the first quarter of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

ITEM 5.  OTHER INFORMATION

    The Company's Common Stock traded on the Nasdaq National Market since September 1, 1995 under the symbol "NEGX". On November 9, 1998, Nasdaq notified the Company that its common stock would be delisted effective at the close of business that day for failing to meet the net tangible asset test and minimum bid price requirements set forth in NASD Marketplace Rules 4450(a)(3) and 4450(a)(5). Nasdaq also advised the Company that its common stock was immediately eligible for trading on the OTC Bulletin Board through authorized broker-dealers who had been market makers in the Company's stock during the last 30-days prior to the Company's delisting on Nasdaq. The Company contacted its OTC Market Makers to notify them of Nasdaq's action and to facilitate future trading activity. The Company's common stock currently trades on the OTC Bulletin Board under the symbol "NEGXQ".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

    (b)  Reports on Form 8-K

    On February 8, 1999, the Company filed a Form 8-K including Item 3 - Bankruptcy or Receivership. The exhibits included the Order of Bankruptcy Court Granting Relief on Involuntary Petition. Item 3 stated that effective February 8, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Court"), entered an Order for Relief Under Chapter 11 of the Bankruptcy Code (Title 11 of the United States Code) against National Energy Group, Inc. (the "Company") in Case No. 398-80258-HCA-11 pursuant to an Amended Involuntary Petition for an Order for relief Under Chapter 11 filed against National Energy Group, Inc. by certain of the Company's 10 3/4% Senior Note Bondholders. Effective as of February 8, 1999 and at the present time, jurisdiction of the Company and its assets and business has been assumed by the Court by leaving the existing directors and officers in possession of the assets and business of the Company but subject to the supervision and order of the Court.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION



                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         NATIONAL ENERGY GROUP, INC.


                         By:       /s/ Bob G. Alexander            May 14, 1999
                            -------------------------------------
                                    Bob G. Alexanderr
                            President and Chief Executive Officer


                         By:      /s/ Melissa H. Rutledge          May 14, 1999
                             ------------------------------------
                                    Melissa H. Rutledge
                              Vice President, Controller and
                                 Chief Accounting Officer

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                                INDEX TO EXHIBITS

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

         4.6      Indenture dated August 21, 1997, among the Company and Bank
                  One, N.A. (8)

         4.7      Instrument of Resignation, Appointment and Acceptance, dated
                  October 23, 1998, between the Company, Bank One, Texas, N.A.
                  and Norwest Bank Minnesota, N.A. (9)

         27.1     Financial Data Schedule (11)

         99.1     Order of Bankruptcy Court Granting Relief on Involuntary (10)

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

(4) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-38331), dated April 23, 1991.

(5) Incorporated by reference to the Company's Current Report on Form 8-K, dated June 17, 1994.

(6) Incorporated by reference to the Company's Current Report on Form 8-K, dated July 18, 1995.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                            INDEX TO EXHIBITS (CONT)


(8) Incorporated by reference to the Company's Form S-4 (No. 333-38075), filed October 16, 1997.

(9) Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998.

(10) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 8, 1999.

(11)     The Financial Data Schedule, is filed herewith for EDGAR filings only.