Form 10-Q
period 1999-06-30
NATIONAL ENERGY GROUP INC
filed 1999-08-13
CIK 870756

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -------------

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

         [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         40,527,482 shares of the registrant's Common Stock, $0.01 par value, were outstanding on August 9, 1999.

================================================================================

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                                      INDEX

                                                                                                  PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements
               Consolidated Balance Sheets at December 31, 1998 and June 30, 1999
                  (Unaudited).....................................................................    1
               Consolidated Statements of Operations for the three and six months ended
                  June 30, 1998 and 1999 (Unaudited)..............................................    2
               Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1998 and 1999 (Unaudited)........................................    3
               Consolidated Statement of Stockholders' Equity (Deficit) for the six months ended
                  June 30, 1999 (Unaudited).......................................................    4
               Notes to Consolidated Financial Statements (Unaudited).............................    5
Item 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................   10
Item 3.        Quantitative and Qualitative Disclosure about Market Risk..........................   18

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings..................................................................   19
Item 3.        Defaults Upon Senior Securities....................................................   19
Item 5.        Other Information..................................................................   20
Item 6.        Exhibits and Reports on Form 8-K...................................................   20

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                                      DECEMBER 31,          JUNE 30,
                                                                                          1998                1999
                                                                                     --------------      --------------
Current assets:
    Cash and cash equivalents ..................................................     $    2,542,235      $   14,294,974
    Marketable securities ......................................................            339,250             361,375
    Accounts receivable--oil and natural gas sales .............................          5,030,155           4,028,018
    Accounts receivable--joint interest and other ..............................          1,918,411             652,263
    Other ......................................................................          1,905,050           1,383,675
                                                                                     --------------      --------------
       Total current assets ....................................................         11,735,101          20,720,305
Oil and natural gas properties, at cost (full cost method):
    Subject to ceiling limitation ..............................................        327,459,034         328,496,139
    Accumulated depreciation, depletion, and amortization ......................       (251,712,879)       (259,785,499)
                                                                                     --------------      --------------
       Net oil and natural gas properties ......................................         75,746,155          68,710,640
Other property and equipment ...................................................          2,601,163           2,514,646
    Accumulated depreciation ...................................................           (989,905)         (1,141,914)
                                                                                     --------------      --------------
       Net other property and equipment ........................................          1,611,258           1,372,732
Other assets and deferred charges, net .........................................          5,909,344           6,184,247
                                                                                     --------------      --------------
    Total assets ...............................................................     $   95,001,858      $   96,987,924
                                                                                     ==============      ==============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities not subject to compromise:
    Current liabilities:
       Accounts payable-trade ..................................................     $    2,019,114      $    1,259,394
       Accounts payable-revenue ................................................          4,446,696                  --
       Drilling advances .......................................................             99,961                  --
       Credit facility .........................................................         25,000,000          25,000,000
       Accrued interest on credit facility .....................................            280,160           1,262,562
       Senior Notes including unamortized issuance premium .....................        166,238,513                  --
       Accrued interest on Senior Notes ........................................         10,537,601                  --
       Current portion of gas prepayments ......................................            485,845                  --
       Other ...................................................................            461,088                  --
                                                                                     --------------      --------------
          Total current liabilities ............................................        209,568,978          27,521,956
    Long-term liabilities:
       Gas balancing and prepayments ...........................................          2,052,691                  --
       Other ...................................................................            312,957                  --
Liabilities subject to compromise:
       Accounts payable-trade ..................................................                 --           2,039,522
       Accounts payable-revenue ................................................                 --           4,834,500
       Drilling advances .......................................................                 --             102,873
       Senior Notes including unamortized issuance premium .....................                 --         166,159,459
       Accrued interest on Senior Notes ........................................                 --          10,537,601
       Gas balancing and prepayments ...........................................                 --           2,534,010
       Other ...................................................................                 --              58,478
                                                                                     --------------      --------------
          Total liabilities subject to compromise ..............................                 --         186,266,443
Commitments and contingencies (Note 6)
Stockholders' equity (deficit): Convertible preferred stock, $1.00 par:
       Authorized shares--1,000,000; Issued and outstanding shares--171,187
       Aggregate liquidation preference--$17,118,700 ...........................            171,187             171,187
    Common stock, $.01 par value:
       Authorized shares--100,000,000; Issued and outstanding shares--
          40,527,482 at December 31, 1998 and June 30, 1999, respectively ......            405,275             405,275
    Additional paid-in capital .................................................        113,089,872         113,089,872
    Unrealized loss on marketable securities, net ..............................           (176,094)           (153,969)
    Accumulated deficit ........................................................       (230,423,008)       (230,312,840)
                                                                                     --------------      --------------
       Total stockholders' equity (deficit) ....................................       (116,932,768)       (116,800,475)
                                                                                     --------------      --------------
    Total liabilities and stockholders' equity (deficit) .......................     $   95,001,858      $   96,987,924
                                                                                     ==============      ==============


                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                              ------------------------------      ------------------------------
                                                                  1998              1999              1998              1999
                                                              ------------      ------------      ------------      ------------
Revenues:
   Oil and natural gas sales ...............................  $ 10,543,520      $  9,346,058      $ 21,072,944      $ 16,590,066

Cost and expenses:
   Lease operating .........................................     2,378,026         1,424,317         4,085,580         2,896,576
   Oil and natural gas production taxes ....................       522,404           412,236         1,258,745           897,005
   Depreciation, depletion, and amortization ...............     5,994,831         4,325,667        11,932,879         8,754,622
   Write-down of oil and natural gas properties ............    24,800,000                --        51,300,000                --
   Restructuring charges ...................................       598,247                --           598,247                --
   General and administrative ..............................     1,529,896         1,082,324         2,933,959         2,123,060
                                                              ------------      ------------      ------------      ------------
    Total costs and expenses ...............................   (35,823,404)        7,244,544        72,109,410        14,671,263
                                                              ------------      ------------      ------------      ------------
Operating income (loss) ....................................   (25,279,884)        2,101,514       (51,036,466)        1,918,803
Other income (expense):
   Interest expense ........................................    (3,748,308)         (467,152)       (7,259,467)         (923,080)
   Interest income and other, net ..........................        60,379                --           284,595                --
                                                              ------------      ------------      ------------      ------------
Income (loss) before reorganization items
   and income taxes ........................................   (28,967,813)        1,634,362       (58,011,338)          995,723
Reorganization items:
   Professional fees and other .............................            --          (569,138)               --        (1,143,605)
   Interest earned on accumulating cash resulting from
    Chapter 11 proceedings .................................            --           201,016                --           258,050
                                                              ------------      ------------      ------------      ------------
Income (loss) before income taxes ..........................   (28,967,813)        1,266,240       (58,011,338)          110,168
Provision for income taxes .................................            --                --                --                --
                                                              ------------      ------------      ------------      ------------
Net income (loss) ..........................................   (28,967,813)        1,266,240       (58,011,338)          110,168
Preferred stock dividend requirements ......................      (157,095)               --          (314,185)               --
                                                              ------------      ------------      ------------      ------------
Net income (loss) applicable to common shareholders ........  $(29,124,908)     $  1,266,240      $(58,325,523)     $    110,168
                                                              ============      ============      ============      ============

Net income (loss) per common share, basic and diluted ......  $       (.72)     $        .03      $      (1.44)     $        .00
                                                              ============      ============      ============      ============

Weighted average number of common shares outstanding .......    40,481,320        40,527,482        40,481,320        40,527,482
                                                              ============      ============      ============      ============

                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                           ------------------------------
                                                                               1998              1999
                                                                           ------------      ------------
OPERATING ACTIVITIES
Net income (loss) ....................................................     $(58,011,338)     $    110,168
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation, depletion, and amortization .........................       11,932,879         8,754,622
   Write-down of oil and  natural gas properties .....................       51,300,000                --
   Amortization of issuance premium ..................................          (79,056)          (79,056)
   Amortization of deferred compensation .............................           20,761            22,490
   Common stock, options, and warrants issued for services ...........           66,405            18,280
   Other .............................................................          256,244           (95,460)
   Changes in operating assets and liabilities:
      Accounts receivable  e .........................................        5,259,991         2,260,047
      Other current assets ...........................................         (737,973)          671,272
      Accounts payable and accrued liabilities .......................      (12,861,264)        2,125,238
                                                                           ------------      ------------
        Net cash provided by (used in) operating activities ..........       (2,853,351)       13,787,601
                                                                           ------------      ------------

INVESTING ACTIVITIES
Purchases of other property and equipment ............................         (718,174)               --
Oil and gas acquisition, exploration, and development expenditures ...      (40,820,469)       (1,932,695)
Proceeds from sales of oil and gas properties ........................               --           339,089
Purchases of other long-term assets ..................................         (261,414)         (445,066)
Other ................................................................           10,013             3,810
                                                                           ------------      ------------
        Net cash used in investing activities ........................      (41,790,044)       (2,034,862)
                                                                           ------------      ------------

FINANCING ACTIVITIES
Proceeds from credit facility ........................................       25,000,000                --
Repayments of credit facility ........................................       (5,000,000)               --
Repayments of other long-term liabilities ............................          (26,918)               --
Proceeds from exercise of stock options and warrants .................           93,750                --
Preferred stock dividends ............................................         (314,185)               --
                                                                           ------------      ------------
        Net cash provided by financing activities ....................       19,752,647                --
                                                                           ------------      ------------
Increase (decrease) in cash and cash equivalents .....................      (24,890,748)       11,752,739
Cash and cash equivalents and beginning of period ....................       25,954,479         2,542,235
                                                                           ------------      ------------
Cash and cash equivalents at end of period ...........................     $  1,063,731      $ 14,294,974
                                                                           ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash ................................................     $  9,077,517      $         --
                                                                           ============      ============

                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)



                                                  CONVERTIBLE                                                      ADDITIONAL
                                                PREFERRED STOCK                        COMMON STOCK                 PAID-IN
                                            SHARES            AMOUNT             SHARES           AMOUNT            CAPITAL
                                         -------------     -------------     -------------     -------------     -------------
Balance at December 31, 1998 .......           171,187     $     171,187        40,527,482     $     405,275     $ 113,089,872
   Unrealized gain on marketable
      securities ...................                --                --                --                --                --
   Net income ......................                --                --                --                --                --
                                         -------------     -------------     -------------     -------------     -------------
Balance at June 30, 1999 ...........           171,187     $     171,187        40,527,482     $     405,275     $ 113,089,872
                                         =============     =============     =============     =============     =============

                                          UNREALIZED
                                            LOSS                                    TOTAL
                                             ON                                 STOCKHOLDERS'
                                          MARKETABLE         ACCUMULATED           EQUITY
                                          SECURITIES           DEFICIT            (DEFICIT)
                                         -------------      -------------      -------------
Balance at December 31, 1998 .......     $    (176,094)     $(230,423,008)     $(116,932,768)
   Unrealized gain on marketable
      securities ...................            22,125                 --             22,125
   Net income ......................                --            110,168            110,168
                                         -------------      -------------      -------------
Balance at June 30, 1999 ...........     $    (153,969)     $(230,312,840)     $(116,800,475)
                                         =============      =============      =============

                             See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

1. PETITION FOR RELIEF UNDER CHAPTER 11

    On December 4, 1998, certain of the holders of the Senior Notes (see Note 5) of National Energy Group, Inc. (the "Company") filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed, in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's preferred stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. As a result of the Chapter 11 filing, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock. Approximately $8.9 million additional interest expense would have been recognized by the Company for the first six months of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

    On August 4, 1999, the Company and the creditor's committee ("Committee") appeared before the Bankruptcy Court and announced agreement on the process for marketing the Company and/or its assets. The Court entered an order which provided that the Company and the Committee would employ CIBC World Markets Corp. ("CIBC") to solicit bids for sale of the Company and/or its assets. The Company will assist CIBC in assembling a data room for potential bidders to view information regarding the Company's assets. CIBC will market the Company's assets pursuant to procedures approved by the Company, Committee and the Court. The marketing process could culminate in an auction to be conducted by the Bankruptcy Court. The Committee will have the sole right to select the highest and best bid and only the Committee's selected bid will be presented to the Court for approval. Alternatively, the Committee, at its discretion, may reject all bids. The Court also extended the Company's period of exclusivity (the statutory period during which only the Company may file a plan of reorganization) through the marketing process and auction of the Company's assets. During this period of exclusivity, the Company has agreed not to file a plan of reorganization. If a proposal to purchase the Company's assets is selected by the Committee and approved by the Court, then either the Committee or the Company may propose a plan of reorganization. If the Committee rejects all bids, or if the Court does not approve a sale of the Company's assets, then the Company may file a plan or reorganization and the Committee may seek to terminate exclusivity and file a plan of reorganization. However, if the Committee requests a hearing to terminate exclusivity, the Company has agreed not to file a plan of reorganization prior to the Court's ruling on the Committee's motion. In addition, the Court approved the retention of Netherland, Sewell & Associates, Inc. to (i) complete its reserve evaluation of the Company's oil and natural gas properties as of December 31, 1998, (ii) update the reserve evaluation as of October 1, 1999 and (iii) provide assistance to the Company, CIBC and prospective buyers during the marketing process. On July 9, 1999, the Court approved Neligan & Averch, L.L.P. as bankruptcy counsel for the Company.

    The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's recent losses from operations and the related Chapter 11 proceeding raise concern about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) confirmation of a plan of reorganization under the Bankruptcy Code,
(ii) the ability to achieve profitable operations after such confirmation and
(iii) the ability to generate sufficient cash from operations to meet its obligations, (iv) the extension of the Company's exclusive right to file a plan of reorganization through the marketing process and (v) the fact that the committee, at its discretion, may reject all bids.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

2. BASIS OF PRESENTATION

    In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1998 and June 30, 1999, the results of operations for the three and six months ended June 30, 1998 and 1999, and the cash flows for the six months ended June 30, 1998 and 1999.

    The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's consolidated Annual Report on Form 10-K for the year ended December 31, 1998.

    Certain previously reported amounts have been reclassified to conform with the current presentation.

    The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results expected for the full year.

    The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration, and development activities. These costs totaled approximately $446,000 and $212,000, respectively, for the three months ended June 30, 1998 and 1999. These costs totaled approximately $985,000 and $493,000, respectively, for the six months ended June 30, 1998 and 1999. The Company capitalized interest costs of approximately $955,000 and $1,919,000, respectively, for the three and six months ended June 30, 1998. The Company did not capitalize interest costs during 1999.

    Overhead reimbursements included as a reduction of general and administrative expense totaled approximately $197,000 and $224,000 for the three months ended June 30, 1998 and 1999, respectively and totaled $508,000 and $402,000 for the six months ended June 30, 1998 and 1999, respectively.

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Statement 130 establishes rules for the reporting and display of comprehensive income and its components. For the three and six months ended June 30, 1998 and 1999, the differences between net income and total comprehensive income were not material.

3. ACQUISITIONS

    On March 31, 1998, the Company acquired Fortune Natural Resources Corporation's 12.5% working interest in the East Bayou Sorrel Field for $4.5 million in cash. This acquisition did not have a significant impact on the 1998 results of operations.

4. CREDIT FACILITY

    On August 29, 1996, the Company, NEG-OK, Inc. and Boomer Marketing, entered into a credit facility with Bank One, Texas, N.A. ("Bank One") as Bank and Administrative Agent, and the Credit Lyonnais New York Branch, as Bank and Syndication Agent (collectively, the "Banks"). The credit facility consisted of a $100.0 million reducing revolving line of credit, with an initial borrowing base of $60.0 million and a $5.0 million term loan. Interest under the reducing revolving line of credit was payable monthly at the Bank One base rate, as adjusted.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

4. CREDIT FACILITY (CON'T)

    In November 1996, the Company repaid the outstanding borrowings under the credit facility with a portion of proceeds from the issuance of $100.0 million principal amount of Series A Senior Notes. See Note 5.

    In connection with the issuance of the Series A Notes in 1996, the Company revised the credit facility. The revised credit facility had a borrowing base of $25.0 million. The borrowing base may be redetermined at least semiannually and may require mandated monthly principal reductions from time to time. The principal amount of any borrowings is due at maturity, August 29, 2000 and interest is payable monthly.

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

     On December 7, 1998, the Banks gave notice to the Company that all outstanding obligations under the credit facility were accelerated and were immediately due and payable due to certain unspecified Events of Default as defined in the loan agreement.

    Effective December 22, 1998, the credit facility and all associated liens were assigned by the Banks to Arnos, Inc., ("Arnos") an affiliated subsidiary of the Company's Series D preferred stockholder. In a letter dated December 23, 1998, Arnos (1) rescinded the acceleration of the loan, (2) waived all defaults existing at that time and (3) made sufficient borrowings available to pay the interest on the Senior Notes that was due on November 2, 1998, conditioned upon the Bankruptcy Court's dismissal of the Involuntary Petition. The Company is currently paying interest expense at an 8% rate under the Arnos credit facility. The Company had $25,000,000 outstanding under the Arnos credit facility as of June 30, 1999. At June 30, 1999, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility and as a result has classified the amount outstanding as a current liability.

    At June 30, 1999, the fair value of borrowings under the Arnos credit facility approximates the carrying value of the liability. Pursuant to the Order for Relief dated February 11, 1999, the Company is prohibited from obtaining further borrowings without Court approval.

    On August 4, 1999, the Bankruptcy Court entered an order which provided that if the Court approves the sale of the Company's assets or if the creditors committee proposes a plan of reorganization following such a sale, then Arnos shall be paid in full, from the sales proceeds, the amount outstanding under the secured loan, including any unpaid interest. If no sale of the Company's assets is approved and an internal reorganization of the Company's debt structure is approved, the creditors committee may propose any treatment of the Arnos credit facility allowed by law, and Arnos shall retain its right to oppose any such treatment. The order also provided for the immediate payment to Arnos for all monthly interest on its secured claim at the contractual non-default rate, retroactive to December 4, 1998. Pursuant to this order, the Company paid approximately $1.4 million in interest to Arnos on August 10, 1999.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

5. 10 3/4% SENIOR NOTES DUE 2006

    In November 1996, the Company issued $100 million aggregate principal amount of unregistered Series A Notes. The net proceeds of the Series A Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under a prior facility and to increase the Company's working capital. In 1997, the Series A Notes were exchanged for registered 10 3/4% Senior Notes due 2006 (the "Series B Notes") which were substantially identical to the Series A Notes. Collectively, the Series A Notes and Series B Notes are referred to as the Series A/B Notes. In August 1997, the Company issued $65.0 million aggregate principal amount of its unregistered 10 3/4% Senior Notes (the "Series C Notes"). The net proceeds of the Series C Notes of approximately $64.8 million were used to repay approximately $23.0 million of borrowings under the credit facility and to increase the Company's working capital. In December 1997, the Company exchanged substantially all of the Series A/B Notes and all of the Series C Notes for registered 10 3/4% Senior Notes due 2006 (the "Series D Notes"). The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Collectively, the Series A/B Notes, the Series C Notes and the Series D Notes are referred to as the "Senior Notes." The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company.

    On December 4, 1998, certain of the holders of the Senior Notes of the Company filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed, in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and
(ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's preferred stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. As a result of the Chapter 11 filing, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock. Approximately $8.9 million additional interest expense would have been recognized by the Company for the first six months of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

    On August 4, 1999, the Company and the Committee appeared before the Bankruptcy Court and announced agreement on the process for marketing the Company and/or its assets. The Court entered an order which provided that the Company and the Committee would employ CIBC to solicit bids for the sale of the Company and/or its assets. The Company will assist CIBC in assembling a data room for potential bidders to view information regarding the Company's assets. CIBC will market the Company's assets pursuant to procedures approved by the Company, Committee and the Court. The marketing process could culminate in an auction to be conducted by the Bankruptcy Court. The Committee will have the sole right to select the highest and best bid and only the Committee's selected bid will be presented to the Court for approval. Alternatively, the Committee, at its discretion, may reject all bids. The Court also extended the Company's period of exclusivity (the statutory period during which only the Company may file a plan of reorganization) through the marketing process and auction of the Company's assets. During this period of exclusivity, the Company has agreed not to file a plan of reorganization. If a proposal to purchase the

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

5. 10 3/4% SENIOR NOTES DUE 2006 (CON'T)

Company's assets is selected by the Committee and approved by the Court, then either the Committee or the Company may propose a plan of reorganization. If the Committee rejects all bids, or if the Court does not approve a sale of the Company's assets, then the Company may file a plan or reorganization and the Committee may seek to terminate exclusivity and file a plan of reorganization. However, if the Committee requests a hearing to terminate exclusivity, the Company has agreed not to file a plan of reorganization prior to the Court's ruling on the Committee's motion. In addition, the Court approved the retention of Netherland, Sewell & Associates, Inc. to (i) complete its reserve evaluation of the Company's oil and natural gas properties as of December 31, 1998, (ii) update the reserve evaluation as of October 1, 1999 and (iii) provide assistance to the Company, CIBC and prospective buyers during the marketing process.

    At June 30, 1998 and 1999, unamortized issuance premiums associated with the Senior Notes totaled $1,317,568 and $1,159,459, respectively.

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

    The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. At June 30, 1999, the net book value of the Company's oil and natural gas properties did not exceed the full cost ceiling based on the weighted average prices of crude oil and natural gas received by the Company, and therefore no writedown was required. At March 31, 1998 and June 30, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, based on the weighted average prices of crude oil and natural gas received by the Company, resulting in non-cash writedowns of $26.5 million and $24.8 million, respectively. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

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

    On December 4, 1998, certain of the holders of the Senior Notes of the Company filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed, in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and
(ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's preferred stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. As a result of the Chapter 11 filing, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock. Approximately $8.9 million additional interest expense would have been recognized by the Company for the first six months of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

    On August 4, 1999, the Company and the Committee appeared before the Bankruptcy Court and announced agreement on the process for marketing the Company and/or its assets. The Court entered an order which provided that the Company and the Committee would employ CIBC to solicit bids for the sale of the Company and/or its assets. The Company will assist CIBC in assembling a data room for potential bidders to view information regarding the Company's assets. CIBC will market the Company's assets pursuant to procedures approved by the Company, Committee and the Court. The marketing process could culminate in an auction to be conducted by the Bankruptcy Court. The Committee will have the sole right to select the highest and best bid and only the Committee's selected bid will be presented to the Court for approval. Alternatively, the Committee, at its discretion, may reject all bids. The Court also extended the Company's period of exclusivity (the statutory period during which only the Company may file a plan of reorganization) through the marketing process and auction of the Company's assets. During this period of exclusivity, the Company has agreed not to file a plan of reorganization. If a proposal to purchase the Company's assets is selected by the Committee and approved by the Court, then either the Committee or the Company may propose a plan of reorganization. If the Committee rejects all bids, or if the Court does not approve a sale of the Company's assets, then the Company may file a plan or reorganization and the Committee may seek to terminate exclusivity and file a plan of reorganization. However, if the Committee requests a hearing to terminate exclusivity, the Company has agreed not to file a plan of reorganization prior to the Court's ruling on the Committee's motion. In addition, the Court approved the retention of Netherland, Sewell & Associates, Inc. to (i) complete its reserve evaluation of the Company's oil and natural gas properties as of December 31, 1998, (ii) update the reserve evaluation as of October 1, 1999 and (iii) provide assistance to the Company, CIBC and prospective buyers during the marketing process.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

OVERVIEW

    The Company's current financial condition and 1998 and 1999 operating results have resulted from the depressed oil prices which existed during 1998 and the first quarter of 1999, coupled with unfavorable revisions in estimates of the Company's oil and natural gas reserves during 1998. The recovery of oil prices during the second quarter of 1999 has had positive effects on the Company's revenues, profitability and cash flows.

    The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control, including seasonal price fluctuation, the condition of the U.S. economy, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic governmental regulations, legislation and policies. Declines during 1998 and the first quarter of 1999 in the prices of oil and natural gas had a material adverse effect on the carrying value of the Company's oil and natural gas properties.

RESULTS OF OPERATIONS

OVERVIEW OF PRODUCTION, SALES AND UNIT ECONOMICS

    The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                               THREE MONTHS                       SIX MONTHS
                                                               ENDED JUNE 30,                    ENDED JUNE 30,
                                                       -----------------------------     -----------------------------
                                                           1998             1999             1998             1999
                                                       ------------     ------------     ------------     ------------
Net production:
  Oil (Mbbls) ....................................              335              291              628              585
  Natural gas (Mmcf) .............................            2,913            2,403            5,993            4,897
  Natural gas equivalent (Mmcfe) .................            4,925            4,149            9,760            8,409

Oil and natural gas sales (in thousands):
  Oil ............................................     $      4,322     $      4,697     $      8,583     $      7,893
  Natural gas ....................................            6,222            4,649           12,490            8,697
                                                       ------------     ------------     ------------     ------------
  Total ..........................................     $     10,544     $      9,346     $     21,073     $     16,590
                                                       ============     ============     ============     ============

Average sales price:
  Oil (per Bbl) ..................................     $      12.90     $      16.14     $      13.67     $      13.48
  Natural gas (per Mcf) ..........................             2.14             1.93             2.08             1.78

Unit economics (per Mcfe):
  Average sales price ............................     $       2.14     $       2.25     $       2.16     $       1.97
  Lease operating expenses .......................              .48              .34              .42              .34
  Oil and natural gas production taxes ...........              .11              .10              .13              .11
  Depletion (excluding writedowns) ...............             1.15              .96             1.15              .96
  General and administrative .....................              .31              .26              .30              .25


THREE MONTHS ENDED JUNE 30, 1999, COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

    Revenues. Total revenues decreased by $1.2 million (11.4%) to $9.3 million for 1999 from $10.5 million in 1998. The reduction in revenues was due to the decline in natural gas production combined with a decline in natural gas prices from the same period in 1998. The decline in oil production was offset by the increase in oil prices. Average natural gas prices decreased $.21 per Mcf to $1.93 per Mcf for 1999 from $2.14 for 1998 while average oil prices increased $3.24 per barrel to $16.14 for 1999 from $12.90 for 1998.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

     In 1999, the Company produced 291 Mbbls of oil, a decrease of 13.1% from 335 Mbbls produced in 1998. The reduction in oil production is the result of natural decline which was partially offset by the successful drilling and completion of the State Lease #2102 well at the Company's East Bayou Sorrel area, which came on line in October of 1998. In 1999, the Company produced 2,403 Mmcf of natural gas, a decrease of 17.5% from 2,913 Mmcf produced in 1998. The decline in natural gas production is primarily due to natural decline as well as flush production during the second quarter of 1998 at the Company's East Texas and Arkoma properties since the Company had limited activities in these areas during 1999.

    Costs and Expenses. Lease operating expenses decreased $1.0 million (41.7%) to $1.4 million for 1999 from $2.4 million for 1998. The decrease is primarily the result of the Company's efforts to reduce operating costs. Lease operating expenses per Mcfe decreased $.14 to $.34 for 1999 from $.48 for 1998.

    Oil and natural gas production taxes decreased $.1 million (20.0%) to $.4 million for 1999 from $.5 million for 1998. This decrease is the direct result of the Company's reduced revenues.

    Depreciation, depletion and amortization decreased $1.7 million (28.3%) to $4.3 million for 1999 compared to $6.0 million for 1998 due to the decrease in the average depletion rate per Mcfe which was $.96 for 1999 compared to $1.15 for 1998. The decrease in the depletion rate was due to the full cost ceiling writedowns during 1998.

    At June 30, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, resulting in a non-cash writedown of the Company's oil and natural gas properties of $24.8 million for the three months ended June 30, 1998. This writedown resulted primarily from the decline in natural gas prices and costs incurred on unsuccessful exploratory wells drilled during the period, combined with revisions of estimated proved reserves as of June 30, 1998. No ceiling writedown was required for the three months ended June 30, 1999.

    General and administrative costs decreased $.4 million (26.7%) to $1.1 million for 1999 compared to $1.5 million for 1998. The decrease in general and administrative expenses is the direct result of the Company's efforts in restructuring the management team and other personnel and efforts to control other expenses. As discussed in Note 2 to the consolidated financial statements, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These capitalized costs totaled $.4 million and $.2 million for the three months ended June 30, 1998 and 1999, respectively.

     Other Income and Expenses. The decrease of $3.2 million in interest expense to $.5 million for 1999 from $3.7 million for 1998 was due to the Company's discontinuation of recording interest on the Senior Notes due to the Chapter 11 proceedings as discussed in Note 1 to the consolidated financial statements. Approximately $4.4 million additional interest expense would have been recognized by the Company for three months ended June 30, 1999, if not for the discontinuation of the interest accrual on the Senior Notes. The average balance of debt outstanding during 1999 was $190 million as compared to average debt outstanding of $178.5 million for 1998. The weighted average interest rate for 1999 was 8.0% (excluding Senior Notes) compared to 10.5% for 1998. The decline in the weighted average interest rate is due to the discontinued interest on the Senior Notes.

    Reorganization Items. In the second quarter of 1999, the Company recorded charges of approximately $.6 million for professional fees and other reorganization expenses resulting from the Chapter 11 proceedings.

    Net Income (Loss). The Company recorded net income of $1.3 million for 1999, compared with a net loss of $29.1 million for 1998. Net income for 1999 includes net reorganization costs of $.4 million and the net loss for 1998 includes a writedown of oil and natural gas properties of $24.8 million.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

SIX MONTHS ENDED JUNE 30, 1999, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

    Revenues. Total revenues decreased by $4.5 million (21.3%) to $16.6 million for 1999 from $21.1 million in 1998. The reduction in revenues was due to the decline in oil and natural gas production as well as the decline in commodity prices from the same period in 1998. Average natural gas prices decreased $.30 per Mcf to $1.78 per Mcf for 1999 from $2.08 for 1998 and average oil prices declined $.19 per barrel to $13.48 for 1999 from $13.67 for 1998.

    In 1999, the Company produced 585 Mbbls of oil, a decrease of 6.8% from the 628 Mbbls produced in 1998. The Company discontinued additional developmental drilling at Goldsmith Adobe Unit in March 1998 due to the decline of crude oil prices. The reduction in oil production resulting from natural decline and from the discontinued drilling at the Goldsmith Adobe Unit was partially offset by the successful drilling and completion of the State Lease #2102 well at the Company's East Bayou Sorrel area which came on line in October of 1998. In 1999, the Company produced 4,897 Mmcf of natural gas, a decrease of 18.3% from 5,993 Mmcf produced in 1998. The decline in natural gas production is primarily due to natural decline as well as flush production during the second quarter of 1998 at the Company's East Texas and Arkoma properties since the Company had limited activities in these areas during 1999.

    Costs and Expenses. Lease operating expenses decreased $1.2 million (29.3%) to $2.9 million for 1999 from $4.1 million for 1998. The decrease is primarily the result of the Company's efforts to reduce operating costs. Lease operating expenses per Mcfe decreased $.08 to $.34 for 1999 from $.42 for 1998.

    Oil and natural gas production taxes decreased $.4 million (30.8%) to $.9 million for 1999 from $1.3 million for 1998. This decrease is the direct result of the Company's reduced revenues.

    Depreciation, depletion and amortization decreased $3.1 million (26.1%) to $8.8 million for 1999 compared to $11.9 million for 1998 due to the decrease in the average depletion rate per Mcfe which was $.96 for 1999 compared to $1.15 for 1998. The decrease in the depletion rate was due to the full cost ceiling writedowns during 1998.

    At March 31, 1998 and June 30, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, resulting in non-cash writedowns of the Company's oil and natural gas properties of $26.5 million and $24.8 million, respectively, for the respective three month periods. These writedowns resulted primarily from the decline in natural gas prices and costs incurred on unsuccessful exploratory wells drilled during the period, combined with revisions of estimated proved reserves as of March 31, 1998 and June 30, 1998. No ceiling writedown was required for the six months ended June 30, 1999.

    General and administrative costs decreased $.8 million (27.6%) to $2.1 million for 1999 compared to $2.9 million for 1998. The decrease in general and administrative expenses is the direct result of the Company's efforts in restructuring the management team and other personnel and efforts to control other expenses. As discussed in Note 2 to the consolidated financial statements, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These capitalized costs totaled $1.0 million and $.5 million for the six months ended June 30, 1998 and 1999, respectively.

    Other Income and Expenses. Interest expense decreased $6.4 million (87.7%) to $.9 million for 1999 from $7.3 million for 1998 due to the Company's discontinuation of recording interest on the Senior Notes due to the Chapter 11 proceedings as discussed in Note 1 to the consolidated financial statements. Approximately $8.9 million additional interest expense would have been recognized by the Company for the first six months of 1999 if not for the discontinuation of the interest accrual on the Senior Notes. The average balance of debt outstanding during 1999 was $190.0 million as compared to average debt outstanding of $171.9 million for 1998. The weighted average interest rate for 1999 was 8.0% (excluding Senior Notes) compared to 10.6% for 1998. The decline in the weighted average interest rate is due to the discontinued interest on the Senior Notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

    Reorganization Items. In the first six months of 1999, the Company recorded charges of approximately $1.1 million for professional fees and other reorganization expenses resulting from the Chapter 11 proceedings.

    Net Income (Loss). Net income was $.1 million for 1999, compared with a net loss of $58.3 million for 1998. Net income for 1999 includes net reorganization costs of $.9 million and the net loss for 1998 includes writedowns of oil and natural gas properties totaling $51.3 million.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED JUNE 30, 1999, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

    Net cash provided by operating activities was $13.8 million for 1999, compared to net cash used in operating activities of $2.9 million for 1998. The increase in cash flows from operating activities is due to reduced payments on trade accounts payable due to the lack of drilling activity during the period, the nonpayment of prepetition trade accounts payable due to the Chapter 11 proceedings and reduction of lease operating expenses during 1999.

    Net cash used in investing activities was $2.0 million for 1999 compared with $41.8 million for 1998. The cash used by investing activities for 1999 included $1.9 million of expenditures related primarily to drilling and exploration activities compared with $40.8 million for 1998. The Company's ability to undertake drilling and exploration activities is currently limited due to the Chapter 11 proceedings.

    There were no financing activities during 1999 compared with net cash provided by financing activities of $19.8 million for 1998. The net cash provided by financing activities during 1998 consisted primarily of proceeds from borrowings under the revised credit facility. Currently, no additional borrowings are available under the credit facility.

CREDIT FACILITY

    In connection with the issuance of the Series A Notes in 1996 (See Note 5 to the consolidated financial statements), the Company revised its credit facility. The revised credit facility had a borrowing base of $25.0 million. The borrowing base may be redetermined at least semiannually and may require mandated monthly principal reductions from time to time. The principal amount of any borrowings is due at maturity, August 29, 2000 and interest is payable monthly.

    The Company granted liens to the Banks (See Note 4 to the consolidated financial statements) on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and natural gas properties. The credit facility requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth.

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

    On December 7, 1998, the Banks gave notice to the Company that all outstanding obligations under the credit facility were accelerated and were immediately due and payable due to certain unspecified Events of Default as defined in the loan agreement.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

    Effective December 22, 1998, the credit facility and all associated liens were assigned by the Banks to Arnos, Inc., ("Arnos") an affiliated subsidiary of the Company's Series D preferred stockholder. In a letter dated December 23, 1998, Arnos (1) rescinded the acceleration of the loan, (2) waived all defaults existing at that time and (3) made sufficient borrowings available to pay the interest on the Senior Notes that was due on November 2, 1998, conditioned upon the Bankruptcy Court's dismissal of the Involuntary Petition. The Company is currently paying interest expense at an 8% rate under the Arnos credit facility. The Company had $25,000,000 outstanding under the Arnos credit facility as of June 30, 1999. At June 30, 1999, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility and as a result has classified the amount outstanding as a current liability.

    On August 4, 1999, the Bankruptcy Court entered an order which provided that if the Court approves the sale of the Company's assets or if the creditors committee proposes a plan of reorganization following such a sale, then Arnos shall be paid in full, from the sales proceeds, the amount outstanding under the secured loan, including any unpaid interest. If no sale of the Company's assets is approved and an internal reorganization of the Company's debt structure is approved, the creditors committee may propose any treatment of the Arnos credit facility allowed by law, and Arnos shall retain its right to oppose any such treatment. The order also provided for the immediate payment to Arnos for all monthly interest on its secured claim at the contractual non-default rate, retroactive to December 4, 1998. Pursuant to this order, the Company paid approximately $1.4 million in interest to Arnos on August 10, 1999.

10 3/4% SENIOR NOTES DUE 2006

    In November 1996, the Company issued $100 million aggregate principal amount of unregistered 10 3/4% Senior Notes due 2006 (the "Series A Notes"). The net proceeds of the Series A Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under a prior facility and to increase the Company's working capital. In 1997, the Series A Notes were exchanged for registered 10 3/4% Senior Notes due 2006 (the "Series B Notes") which were substantially identical to the Series A Notes. Collectively, the Series A Notes and Series B Notes are referred to as the Series A/B Notes. In August 1997, the Company issued $65.0 million aggregate principal amount of its unregistered
10 3/4% Senior Notes (the "Series C Notes"). The net proceeds of the Series C Notes of approximately $64.8 million were used to repay approximately
$23.0 million of borrowings under the credit facility and to increase the Company's working capital. In December 1997, the Company exchanged substantially all of the Series A/B Notes and all of the Series C Notes for registered
10 3/4% Senior Notes due 2006 (the "Series D Notes"). The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Collectively, the Series A/B Notes, the Series C Notes and the Series D Notes are referred to as the "Notes." The Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company.

    On December 4, 1998, certain of the holders of the Senior Notes of the Company filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed, in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and
(ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's preferred stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. As a result

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

10 3/4% SENIOR NOTES DUE 2006 (CON'T)

of the Chapter 11 filing, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock. Approximately $8.9 million additional interest expense would have been recognized by the Company for the first six months of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

    On August 4, 1999, the Company and the Committee appeared before the Bankruptcy Court and announced agreement on the process for marketing the Company and/or its assets. The Court entered an order which provided that the Company and the Committee would employ CIBC to solicit bids for the sale of the Company and/or its assets. The Company will assist CIBC in assembling a data room for potential bidders to view information regarding the Company's assets. CIBC will market the Company's assets pursuant to procedures approved by the Company, Committee and the Court. The marketing process could culminate in an auction to be conducted by the Bankruptcy Court. The Committee will have the sole right to select the highest and best bid and only the Committee's selected bid will be presented to the Court for approval. Alternatively, the Committee, at its discretion, may reject all bids. The Court also extended the Company's period of exclusivity (the statutory period during which only the Company may file a plan of reorganization) through the marketing process and auction of the Company's assets. During this period of exclusivity, the Company has agreed not to file a plan of reorganization. If a proposal to purchase the Company's assets is selected by the Committee and approved by the Court, then either the Committee or the Company may propose a plan of reorganization. If the Committee rejects all bids, or if the Court does not approve a sale of the Company's assets, then the Company may file a plan or reorganization and the Committee may seek to terminate exclusivity and file a plan of reorganization. However, if the Committee requests a hearing to terminate exclusivity, the Company has agreed not to file a plan of reorganization prior to the Court's ruling on the Committee's motion. In addition, the Court approved the retention of Netherland, Sewell & Associates, Inc. to (i) complete its reserve evaluation of the Company's oil and natural gas properties as of December 31, 1998, (ii) update the reserve evaluation as of October 1, 1999 and (iii) provide assistance to the Company, CIBC and prospective buyers during the marketing process.

PREFERRED STOCK

    Under the terms of the Series D preferred stock, a change in control of the Company may occur if any of certain events occur that trigger the Series D preferred stock Contingent Voting Rights (as defined in the Series D Certificate of Designations) to elect one-half of the Board of Directors plus one member. Pursuant to the Order for Relief dated February 11, 1999, the Company was placed into a Title 11, Chapter 11 of the United States Code bankruptcy reorganization proceeding. Such proceeding allows the Series D preferred stockholder to exercise its right to control the Company's Board of Directors. To date, the Series D preferred stockholder has not exercised such right.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

    The Company has made, and will continue to make, ordinary course capital expenditures for the development and exploitation of oil and natural gas reserves, subject to economic conditions and in accordance with the rulings and procedures set forth by the Court. Due to the Chapter 11 proceeding, the Company has suspended its exploratory drilling program. The Company will limit its capital expenditures to ordinary course enhancement of current production through workovers, recompletions, and other production enhancing activities deemed to be economical given current oil and natural gas prices. Development drilling is anticipated to be limited to (i) ordinary course nonoperated wells in which we have limited working interests and in which the failure to participate may result in drainage, depletion or loss of current reserves and
(ii) operated wells deemed to be economical given current oil and natural gas prices. Large expenditures for developmental drilling may require court approval and none are planned at this time.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

    The Company budgeted approximately $7.8 million for capital expenditures related to its oil and natural gas properties for 1999, of which approximately $6.0 million would be for ordinary course development and exploitation activities, and approximately $1.8 million would be for delay rentals, lease bonuses, geological and geophysical costs. Actual amounts to be expended by the Company for these activities will be dependent upon a number of factors, including Court approval, if necessary, oil and natural gas prices, the availability of capital, seismic and contract service costs, availability of drilling rigs and future drilling results. The Company is not contractually committed to expend the budgeted funds.

    The Company currently expects that existing cash and cash flows from operations will be sufficient to fund planned capital expenditures for its existing properties through 1999. However, the Company would require additional capital to fund any acquisitions, and access to these markets could be limited due to the Chapter 11 proceeding.

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

    The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. At June 30, 1999, the net book value of the Company's oil and natural gas properties did not exceed the full cost ceiling based on the weighted average prices of crude oil and natural gas received by the Company, and therefore no writedown was required. At March 31, 1998 and June 30, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, based on the weighted average prices of crude oil and natural gas received by the Company, resulting in non-cash writedowns aggregating $26.5 million and $24.8 million, respectively. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

CHANGES IN PRICES AND INFLATION

    The prices received by the Company for its oil and natural gas production declined dramatically during 1998 and the first quarter of 1999. The recovery of oil prices during the second quarter of 1999 has had positive effects on the Company's revenues, profitability and cash flows. Oil and natural gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

    From time to time, the Company may hedge oil and natural gas prices, and while the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging had previously been accomplished pursuant to swap agreements based upon standard forms. The Company addressed market risk by selecting instruments whose value fluctuations correlate strongly

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

with the underlying commodity being hedged. Credit risk related to hedging activities is managed by requiring minimum credit standards for counter parties, periodic settlements, and market to market valuations. The Company has not been required to provide collateral relating to hedging activities. At June 30, 1999, the Company had no hedging or basis swap agreements outstanding.

    At June 30, 1999, the Company had entered into forward sales contracts with two purchasers covering the future production of natural gas. Deliveries under these contracts are priced based on NYMEX prices less a differential whereby the Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at that time. The Company pays the cost of transportation of the natural gas to the delivery point specified in the contracts. Currently, the Company has fixed the sales price of 881,320 Mcf of natural gas to be delivered under these contracts during the months of August 1999 through October 1999. The average price of natural gas for these deliveries is $2.54 per Mcf.

    Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three and six months ended June 30, 1998 and 1999.

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

    The Company has reviewed its internal computer systems and expects to be Y2K compliant by the end of the year. The costs of compliance have not been material and management expects them to remain immaterial since its management information systems are warranted to be compliant or are represented to be compliant in upgrades the Company will receive in 1999. Furthermore, the Company replaced its former oil and natural gas system in 1996 with a Y2K compliant oil and natural gas package.

    Management is in the process of obtaining confirmation from its major suppliers and purchasers that they also are or will be Y2K compliant. The costs of seeking such confirmation has been minimal. Management believes that it will not be practical to independently verify the responses because it does not believe that the Company would be given access to carry out such verification or that the costs of doing so would be affordable. The cost of replacing non-compliant or non-responsive suppliers and customers will not be possible to determine until the review process has been completed. Any Y2K problems that do occur will likely manifest themselves in reduced production through equipment shut downs or impaired liquidity through inability of customers to take delivery of production or process payments. The Company plans to establish contingency plans once its confirmation program is complete and the risks have been more fully quantified.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    None.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Other than the Bankruptcy Court proceedings, the Company is not a defendant in any additional material pending legal proceedings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    At June 30, 1999, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility and has classified borrowings under the facility as current liabilities and as a result has classified the amount outstanding as a current liability.

    On December 4, 1998, certain of the holders of the Senior Notes (see Note 5 to the consolidated financial statements) the Company filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed, in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's preferred stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. As a result of the Chapter 11 filing, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock. Approximately $8.9 million additional interest expense would have been recognized by the Company for the first six months of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

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

         None.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION



                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               NATIONAL ENERGY GROUP, INC.


               By:              /s/ Bob G. Alexander           August 13, 1999
                     -----------------------------------------
                                 Bob G. Alexander
                      President and Chief Executive Officer


               By:             /s/ Melissa H. Rutledge         August 13, 1999
                     -----------------------------------------
                               Melissa H. Rutledge
                          Vice President, Controller and
                             Chief Accounting Officer

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

         4.1      Certificate of Designations of the Company of 10% Cumulative
                  Convertible Preferred Stock, Series B (5)

         4.2      Certificate of Designations of the Company of 10 1/2%
                  Cumulative Convertible Preferred Stock, Series C (6)

         4.3      Certificate of Designations of the Company of Convertible
                  Preferred Stock, Series D (3)

         4.4      Certificate of Designations of the Company of Convertible
                  Preferred Stock, Series E (3)

         4.5      Indenture dated as of November 1, 1996, among the Company,
                  National Energy Group of Oklahoma, Inc., formerly NEG-OK, and
                  BankOne, Columbus, N.A. (7)

         4.6      Indenture dated August 21, 1997, among the Company and Bank
                  One, N.A. (8)

         4.7      Instrument of Resignation, Appointment and Acceptance, dated
                  October 23, 1998, between the Company, Bank One, Texas, N.A.
                  and Norwest Bank Minnesota, N.A. (9)

         27.1     Financial Data Schedule (10)

         99.1     Order of Bankruptcy Court Granting Relief on Involuntary
                  Petition (11)

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

(10)     The Financial Data Schedule is filed herewith for EDGAR filings only.

(11) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 8, 1999.