Form 10-Q
period 1999-09-30
NATIONAL ENERGY GROUP INC
filed 1999-10-29
CIK 870756

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



         40,527,482 shares of the registrant's Common Stock, $0.01 par value, were outstanding on October 29, 1999.

================================================================================

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                                      INDEX

                                                                                                  PAGE NO.
PART I.  FINANCIAL INFORMATION                                                                    -------
Item 1.        Financial Statements
               Consolidated Balance Sheets at December 31, 1998 and September 30, 1999
                  (Unaudited).....................................................................    1
               Consolidated Statements of Operations for the three and nine months ended
                  September 30, 1998 and 1999 (Unaudited).........................................    2
               Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 1998 and 1999 (Unaudited)...................................    3
               Consolidated Statement of Stockholders' Equity (Deficit) for the nine months ended
                  September 30, 1999 (Unaudited)..................................................    4
               Notes to Consolidated Financial Statements (Unaudited).............................    5
Item 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................   11
Item 3.        Quantitative and Qualitative Disclosure about Market Risk..........................   20

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings..................................................................   21
Item 3.        Defaults Upon Senior Securities....................................................   21
Item 5.        Other Information..................................................................   21
Item 6.        Exhibits and Reports on Form 8-K...................................................   21

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS



                                                                                    DECEMBER 31,              SEPTEMBER 30,
                                                                                        1998                      1999
                                                                                  ----------------           ---------------
Current assets:
    Cash and cash equivalents..........................................           $      2,542,235           $    19,037,894
    Marketable securities..............................................                    339,250                   387,188
    Accounts receivable--oil and natural gas sales.....................                  5,030,155                 5,527,645
    Accounts receivable--joint interest and other......................                  1,918,411                   538,234
    Other..............................................................                  1,905,050                 1,335,645
                                                                                  ----------------           ---------------
       Total current assets............................................                 11,735,101                26,826,606
Oil and natural gas properties, at cost (full cost method):
    Subject to ceiling limitation......................................                327,459,034               329,341,299
    Accumulated depreciation, depletion, and amortization..............               (251,712,879)             (263,597,419)
                                                                                  ----------------           ---------------
       Net oil and natural gas properties..............................                 75,746,155                65,743,880
Other property and equipment...........................................                  2,601,163                 2,495,606
    Accumulated depreciation...........................................                   (989,905)               (1,246,713)
                                                                                  ----------------           ---------------
       Net other property and equipment................................                  1,611,258                 1,248,893
Other assets and deferred charges, net.................................                  5,909,344                 6,073,037
                                                                                  ----------------           ---------------
    Total assets.......................................................           $     95,001,858           $    99,892,416
                                                                                  ================           ===============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities not subject to compromise:
    Current liabilities:
       Accounts payable-trade..........................................           $      2,019,114           $     1,797,943
       Accounts payable-revenue........................................                  4,446,696                 2,094,356
       Credit facility.................................................                 25,000,000                25,000,000
       Accrued interest on credit facility.............................                    280,160                        --
       Senior Notes including unamortized issuance premium.............                166,238,513                        --
       Accrued interest on Senior Notes................................                 10,537,601                        --
       Current portion of gas prepayments..............................                    485,845                        --
       Other...........................................................                    561,049                        --
                                                                                  ----------------           ---------------
          Total current liabilities....................................                209,568,978                28,892,299
    Long-term liabilities:
       Gas balancing and prepayments...................................                  2,052,691                        --
       Other...........................................................                    312,957                        --
Liabilities subject to compromise:
       Accounts payable-trade..........................................                         --                 1,956,756
       Accounts payable-revenue........................................                         --                 3,156,050
       Senior Notes including unamortized issuance premium.............                         --               166,119,932
       Accrued interest on Senior Notes................................                         --                10,537,601
       Gas balancing and prepayments...................................                         --                 2,690,119
       Other...........................................................                         --                   147,844
                                                                                  ----------------            --------------
          Total liabilities subject to compromise......................                         --               184,608,302
Commitments and contingencies (Note 6)
Stockholders' equity (deficit):
    Convertible preferred stock, $1.00 par:
       Authorized shares--1,000,000; Issued and outstanding shares--171,187
       Aggregate liquidation preference--$17,118,700...................                    171,187                   171,187
    Common stock, $.01 par value:
       Authorized shares--100,000,000; Issued and outstanding shares--
        40,527,482 at December 31, 1998 and September 30, 1999,
        respectively...................................................                    405,275                   405,275
    Additional paid-in capital.........................................                113,089,872               113,089,872
    Unrealized loss on marketable securities, net......................                   (176,094)                 (128,157)
    Accumulated deficit................................................               (230,423,008)             (227,146,362)
                                                                                  ----------------           ---------------
       Total stockholders' equity (deficit)............................               (116,932,768)             (113,608,185)
                                                                                  ----------------           ---------------
    Total liabilities and stockholders' equity (deficit)...............           $     95,001,858           $    99,892,416
                                                                                  ================           ===============



                            See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                             ---------------------------------   --------------------------------
                                                                  1998              1999               1998              1999
                                                             ---------------   ---------------   ---------------  ---------------
Revenues:
   Oil and natural gas sales..............................    $    8,573,214   $    11,208,832   $    29,646,157  $    27,798,898

Cost and expenses:
   Lease operating........................................         2,217,486         1,520,589         6,303,066        4,417,165
   Oil and natural gas production taxes...................           700,841           484,002         1,959,587        1,381,007
   Depreciation, depletion, and amortization..............         5,050,793         4,132,029        16,983,673       12,886,651
   Write-down of oil and natural gas properties...........        38,650,000                --        89,950,000               --
   Restructuring charges..................................           274,725                --           872,971               --
   General and administrative.............................         1,369,442           900,985         4,303,401        3,024,045
                                                             ---------------   ---------------   ---------------  ---------------
    Total costs and expenses..............................       (48,263,287)        7,037,605       120,372,698       21,708,868
                                                             ---------------   ---------------   ---------------  ---------------
Operating income (loss)...................................       (39,690,073)        4,171,227       (90,726,541)       6,090,030
Other income (expense):
   Interest expense.......................................        (3,971,558)         (482,166)      (11,231,026)      (1,405,246)
   Interest income and other, net.........................            69,552                --           354,148               --
                                                             ---------------   ---------------   ---------------  ---------------
Income (loss) before reorganization items
   and income taxes.......................................       (43,592,079)        3,689,061      (101,603,419)       4,684,784
Reorganization items:
   Professional fees and other............................                --          (709,863)               --       (1,853,468)
   Interest earned on accumulating cash resulting from
    Chapter 11 proceedings................................                --           187,280                --          445,330
                                                             ---------------   ---------------   ---------------   --------------
Income (loss) before income taxes.........................       (43,592,079)        3,166,478      (101,603,419)       3,276,646
Provision for income taxes................................                --                --                --               --
                                                             ---------------   ---------------   ---------------   --------------
Net income (loss) ........................................       (43,592,079)        3,166,478      (101,603,419)       3,276,646
Preferred stock dividend requirements.....................          (157,095)               --          (471,285)              --
                                                             ---------------   ---------------   ---------------   --------------
Net income (loss) applicable to common shareholders.......   $   (43,749,174)  $     3,166,478   $  (102,074,704   $    3,276,646
                                                             ===============   ===============   ===============   ==============

Net income (loss) per common share, basic and diluted.....   $         (1.08)   $          .08   $         (2.52)  $          .08
                                                             ===============    ==============   ===============   ==============
Weighted average number of common shares outstanding......        40,509,419        40,527,482        40,490,585       40,527,482
                                                             ===============   ===============   ===============   ==============



                            See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                         ----------------------------------
                                                                              1998                 1999
                                                                         -------------        -------------

OPERATING ACTIVITIES
Net income (loss) ....................................................   $(101,603,419)       $   3,276,646
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation, depletion, and amortization .........................      16,983,673           12,886,651
   Write-down of oil and  natural gas properties .....................      89,950,000                   --
   Amortization of issuance premium ..................................        (118,582)            (118,582)
   Amortization of deferred compensation .............................          31,457               34,078
   Common stock, options, and warrants issued for services ...........          32,811               11,248
   Other .............................................................         256,242             (109,903)
   Changes in operating assets and liabilities:
      Accounts receivable ............................................       8,225,627              874,449
      Other current assets ...........................................         696,294              717,637
      Accounts payable and accrued liabilities .......................     (11,779,193)           1,887,685
                                                                         -------------        -------------
        Net cash provided by operating activities ....................       2,674,910           19,459,909
                                                                         -------------        -------------

INVESTING ACTIVITIES
Purchases of other property and equipment ............................        (511,954)                  --
Oil and gas acquisition, exploration, and development expenditures....     (46,881,351)          (3,036,672)
Proceeds from sales of oil and gas properties ........................              --              597,907
Purchases of other long-term assets ..................................        (594,476)            (529,295)
Other ................................................................          15,020                3,810
                                                                         -------------        -------------
        Net cash used in investing activities ........................     (47,972,761)          (2,964,250)
                                                                         -------------        -------------

FINANCING ACTIVITIES
Proceeds from credit facility ........................................      30,000,000                   --
Repayments of credit facility ........................................      (5,000,000)                  --
Repayments of other long-term liabilities ............................         (26,918)                  --
Proceeds from exercise of stock options and warrants .................          93,750                   --
Proceeds from employee stock purchase plan ...........................          56,420                   --
Preferred stock dividends ............................................        (314,185)                  --
                                                                         -------------        -------------
        Net cash provided by financing activities ....................      24,809,067                   --
                                                                         -------------        -------------
Increase (decrease) in cash and cash equivalents .....................     (20,488,784)          16,495,659
Cash and cash equivalents and beginning of period ....................      25,954,479            2,542,235
                                                                         -------------        -------------
Cash and cash equivalents at end of period ...........................   $   5,465,695        $  19,037,894
                                                                         =============        =============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash ................................................   $   9,534,005        $   1,788,761
                                                                         =============        =============


                            See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)



                                               CONVERTIBLE                                                           UNREALIZED
                                             PREFERRED STOCK                 COMMON STOCK            ADDITIONAL         LOSS
                                        -------------------------    ---------------------------      PAID-IN       ON MARKETABLE
                                          SHARES        AMOUNT            SHARES       AMOUNT         CAPITAL        SECURITIES
                                        -----------   -----------    -------------  ------------   --------------  ---------------

Balance at December 31, 1998.....           171,187   $   171,187       40,527,482  $    405,275   $  113,089,872     $ (176,094)
   Unrealized gain on marketable
      securities.................                --            --               --            --               --         47,937
   Net income....................                --            --               --            --               --             --
                                        -----------    ----------    -------------  ------------    -------------     ----------
Balance at September 30, 1999....           171,187   $   171,187       40,527,482  $    405,275   $  113,089,872     $ (128,157)
                                        ===========   ===========    =============  ============   ==============     ==========




                                                                 TOTAL
                                                              STOCKHOLDERS'
                                             ACCUMULATED         EQUITY
                                               DEFICIT          (DEFICIT)
                                          ---------------   ----------------

Balance at December 31, 1998.....          $ (230,423,008)  $   (116,932,768)
   Unrealized gain on marketable
      securities.................                      --             47,937
   Net income....................               3,276,646          3,276,646
                                           --------------   ----------------
Balance at September 30, 1999....          $ (227,146,362)  $   (113,608,185)
                                           ==============   ================

                            See accompanying notes.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

1. PETITION FOR RELIEF UNDER CHAPTER 11

    On December 4, 1998, certain of the holders of the Senior Notes (see Note 5) of National Energy Group, Inc. (the "Company") filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed, in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's preferred stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. As a result of the Chapter 11 filing, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock. Approximately $13.3 million additional interest expense would have been recognized by the Company for the first nine months of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

    On August 4, 1999, the Company and the unsecured creditors' committee (the "Committee") appeared before the Bankruptcy Court and announced agreement on the process for marketing the Company and/or its assets. The Court entered an order which provided that the Company and the Committee would employ CIBC World Markets Corp. ("CIBC") to solicit bids for sale of the Company and/or its assets. The Company will assist CIBC in assembling a data room for potential bidders to view information regarding the Company's assets. CIBC will market the Company's assets pursuant to procedures approved by the Company, the Committee and the Court. The marketing process will culminate in an auction to be conducted by the Bankruptcy Court on November 1, 1999. The Committee will have the sole right to select the highest and best bid and only the Committee's selected bid will be presented to the Court for approval. Alternatively, the Committee, at its discretion, may reject all bids. The Court also extended the Company's period of exclusivity (the statutory period during which only the Company may file a plan of reorganization) through the marketing process and auction of the Company's assets. During this period of exclusivity, the Company has agreed not to file a plan of reorganization. If a proposal to purchase the Company's assets is selected by the Committee and approved by the Court, then either the Committee or the Company may propose a plan of reorganization. If the Committee rejects all bids, or if the Court does not approve a sale of the Company's assets, then the Company may file a plan or reorganization and the Committee may seek to terminate exclusivity and file a plan of reorganization. However, if the Committee requests a hearing to terminate exclusivity, the Company has agreed not to file a plan of reorganization prior to the Court's ruling on the Committee's motion. In addition, the Court approved the retention of Netherland, Sewell & Associates, Inc. to (i) complete its reserve evaluation of the Company's oil and natural gas properties as of December 31, 1998, (ii) update the reserve evaluation as of July 1, 1999 and (iii) provide assistance to the Company, CIBC and prospective buyers during the marketing process. On July 9, 1999, the Court approved Neligan & Averch, L.L.P., as bankruptcy counsel for the Company. Pursuant to an agreed order between the Company and the Committee, the Court entered an order on September 7, 1999 approving a severance program for the Company's employees which provides for certain payments in the event of a closing of the sale of substantially all the Company's assets or confirmation of a plan of reorganization; provided such employee is not terminated for cause or does not voluntarily resign prior to such event. The order also provides that Mr. Alexander, CEO, and Mr. Devlin, Vice President and General Counsel, shall not be entitled to any such payments until the earlier of (i) confirmation of a plan of reorganization, (ii) conversion to a Chapter 7 proceeding, or (iii) termination by a trustee. Payments under this program could be approximately $2 million if both the stay bonus and severance portions are paid in full.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999


1. PETITION FOR RELIEF UNDER CHAPTER 11 (CON'T)

    The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's prior losses from operations and the related Chapter 11 proceeding raise concern about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) confirmation of a plan of reorganization under the Bankruptcy Code,
(ii) the ability to achieve profitable operations after such confirmation and
(iii) the ability to generate sufficient cash from operations to meet its obligations, (iv) the extension of the Company's exclusive right to file a plan of reorganization through the marketing process and (v) the fact that the committee, at its discretion, may reject all bids at which time the Company could put forth a plan of reorganization.

2. BASIS OF PRESENTATION

    In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1998 and September 30, 1999, the results of operations for the three and nine months ended September 30, 1998 and 1999, and the cash flows for the nine months ended September 30, 1998 and 1999.

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

    The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results expected for the full year.

    The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration, and development activities. These costs totaled approximately $582,000 and $186,000, respectively, for the three months ended September 30, 1998 and 1999. These costs totaled approximately $1,567,000 and $679,000, respectively, for the nine months ended September 30, 1998 and 1999. The Company capitalized interest costs of approximately $905,000 and $2,824,000, respectively, for the three and nine months ended September 30, 1998. The Company did not capitalize interest costs during 1999.

    Overhead reimbursements received from joint interest partners which are included as a reduction of general and administrative expense totaled approximately $204,000 and $271,000 for the three months ended September 30, 1998 and 1999, respectively and totaled $712,000 and $673,000 for the nine months ended September 30, 1998 and 1999, respectively.

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Statement 130 establishes rules for the reporting and display of comprehensive income and its components. For the three and nine months ended September 30, 1998 and 1999, the differences between net income and total comprehensive income were not material.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999


3. ACQUISITIONS

    On March 31, 1998, the Company acquired Fortune Natural Resources Corporation's 12.5% working interest in the East Bayou Sorrel Field for $4.5 million in cash. This acquisition did not have a significant impact on the 1998 results of operations.

4. CREDIT FACILITY

    On August 29, 1996, the Company, NEG-OK, Inc. and Boomer Marketing, entered into a credit facility with Bank One, Texas, N.A. ("Bank One") as Bank and Administrative Agent, and the Credit Lyonnais New York Branch, as Bank and Syndication Agent (collectively with Bank One, the "Banks"). The credit facility consisted of a $100.0 million reducing revolving line of credit, with an initial borrowing base of $60.0 million and a $5.0 million term loan. Interest under the reducing revolving line of credit was payable monthly at the Bank One base rate, as adjusted.

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

    Effective December 22, 1998, the credit facility and all associated liens were assigned by the Banks to Arnos, Inc., ("Arnos") an affiliated subsidiary of the Company's Series D preferred stockholder. In a letter dated December 23, 1998, Arnos (1) rescinded the acceleration of the loan, (2) waived all defaults existing at that time and (3) made sufficient borrowings available to pay the interest on the Senior Notes that was due on November 2, 1998, conditioned upon the Bankruptcy Court's dismissal of the Involuntary Petition. The Company is currently paying interest expense at an 8.5% rate under the Arnos credit facility. The Company had $25,000,000 outstanding under the Arnos credit facility as of September 30, 1999. At September 30, 1999, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility and as a result has classified the amount outstanding as a current liability.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

4. CREDIT FACILITY (CON'T)

    At September 30, 1999, the fair value of borrowings under the Arnos credit facility approximates the carrying value of the liability. Pursuant to the Order for Relief dated February 11, 1999, the Company is prohibited from obtaining further borrowings without Court approval.

    On August 4, 1999, the Bankruptcy Court entered an order which provided that if the Court approves the sale of the Company's assets or if the creditors committee proposes a plan of reorganization following such a sale, then Arnos shall be paid in full, from the sales proceeds, the amount outstanding under the secured loan, including any unpaid interest. If no sale of the Company's assets is approved and an internal reorganization of the Company's debt structure is approved, the creditors committee may propose any treatment of the Arnos credit facility allowed by law, and Arnos shall retain its right to oppose any such treatment. The order also provided for the immediate payment to Arnos for all monthly interest on its secured claim at the contractual non-default rate, retroactive to December 4, 1998. Pursuant to this order, the Company paid approximately $1.4 million in interest to Arnos on August 10, 1999 and has paid monthly interest due subsequent to August 10, 1999.

5. 10 3/4% SENIOR NOTES DUE 2006

    In November 1996, the Company issued $100 million aggregate principal amount of unregistered Series A Notes (the "Series A Notes"). The net proceeds of the Series A Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under a prior facility and to increase the Company's working capital. In 1997, the Series A Notes were exchanged for registered
10 3/4% Senior Notes due 2006 (the "Series B Notes") which were substantially identical to the Series A Notes. Collectively, the Series A Notes and Series B Notes are referred to as "the Series A/B Notes". In August 1997, the Company issued $65.0 million aggregate principal amount of its unregistered 10 3/4% Senior Notes (the "Series C Notes"). The net proceeds of the Series C Notes of approximately $64.8 million were used to repay approximately $23.0 million of borrowings under the credit facility and to increase the Company's working capital. In December 1997, the Company exchanged substantially all of the Series A/B Notes and all of the Series C Notes for registered 10 3/4% Senior Notes due 2006 (the "Series D Notes"). The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Collectively, the Series A/B Notes, the Series C Notes and the Series D Notes are referred to as the "Senior Notes." The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company.

    On December 4, 1998, certain of the holders of the Senior Notes of the Company filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed, in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and
(ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's preferred stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999


5. 10 3/4% SENIOR NOTES DUE 2006 (CON'T)

business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. As a result of the Chapter 11 filing, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock. Approximately $13.3 million additional interest expense would have been recognized by the Company for the first nine months of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

    On August 4, 1999, the Company and the Committee appeared before the Bankruptcy Court and announced agreement on the process for marketing the Company and/or its assets. The Court entered an order which provided that the Company and the Committee would employ CIBC to solicit bids for sale of the Company and/or its assets. The Company will assist CIBC in assembling a data room for potential bidders to view information regarding the Company's assets. CIBC will market the Company's assets pursuant to procedures approved by the Company, the Committee and the Court. The marketing process will culminate in an auction to be conducted by the Bankruptcy Court on November 1, 1999. The Committee will have the sole right to select the highest and best bid and only the Committee's selected bid will be presented to the Court for approval. Alternatively, the Committee, at its discretion, may reject all bids. The Court also extended the Company's period of exclusivity (the statutory period during which only the Company may file a plan of reorganization) through the marketing process and auction of the Company's assets. During this period of exclusivity, the Company has agreed not to file a plan of reorganization. If a proposal to purchase the Company's assets is selected by the Committee and approved by the Court, then either the Committee or the Company may propose a plan of reorganization. If the Committee rejects all bids, or if the Court does not approve a sale of the Company's assets, then the Company may file a plan or reorganization and the Committee may seek to terminate exclusivity and file a plan of reorganization. However, if the Committee requests a hearing to terminate exclusivity, the Company has agreed not to file a plan of reorganization prior to the Court's ruling on the Committee's motion. In addition, the Court approved the retention of Netherland, Sewell & Associates, Inc. to (i) complete its reserve evaluation of the Company's oil and natural gas properties as of December 31, 1998, (ii) update the reserve evaluation as of July 1, 1999 and (iii) provide assistance to the Company, CIBC and prospective buyers during the marketing process. On July 9, 1999, the Court approved Neligan & Averch, L.L.P., as bankruptcy counsel for the Company. Pursuant to an agreed order between the Company and the Committee, the Court entered an order on September 7, 1999 approving a severance program for the Company's employees which provides for certain payments in the event of a closing of the sale of substantially all the Company's assets or confirmation of a plan of reorganization; provided such employee is not terminated for cause or does not voluntarily resign prior to such event. The order also provides that Mr. Alexander, CEO, and Mr. Devlin, Vice President and General Counsel, shall not be entitled to any such payments until the earlier of (i) confirmation of a plan of reorganization, (ii) conversion to a Chapter 7 proceeding, or (iii) termination by a trustee. Payments under this program could be approximately $2 million if both the stay bonus and severance portions are paid in full.

    At September 30, 1998 and 1999, unamortized issuance premiums associated with the Senior Notes totaled $1,238,513 and $1,119,932, respectively.

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

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999


6. COMMITMENTS AND CONTINGENCIES

    Other than the Bankruptcy Court proceeding, the Company is not a defendant in any material pending legal proceedings.

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

    The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. At September 30, 1999, the net book value of the Company's oil and natural gas properties did not exceed the full cost ceiling based on the weighted average prices of crude oil and natural gas received by the Company, and therefore no writedown was required. At March 31, 1998, June 30, 1998, and September 30, 1998 the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, based on the weighted average prices of crude oil and natural gas received by the Company, resulting in non-cash writedowns of $26.5 million, $24.8 million and $38.7 million, respectively. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

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

    On December 4, 1998, certain of the holders of the Senior Notes of the Company filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed, in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and
(ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's preferred stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. As a result of the Chapter 11 filing, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock. Approximately $13.3 million additional interest expense would have been recognized by the Company for the first nine months of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

    On August 4, 1999, the Company and the unsecured creditors' committee (the "Committee") appeared before the Bankruptcy Court and announced agreement on the process for marketing the Company and/or its assets. The Court entered an order which provided that the Company and the Committee would employ CIBC World Markets Corp. ("CIBC") to solicit bids for the sale of the Company and/or its assets. The Company will assist CIBC in assembling a data room for potential bidders to view information regarding the Company's assets. CIBC will market the Company's assets pursuant to procedures approved by the Company, Committee and the Court. The marketing process will culminate in an auction to be conducted by the Bankruptcy Court on November 1, 1999. The Committee will have the sole right to select the highest and best bid and only the Committee's selected bid will be presented to the Court for approval. Alternatively, the Committee, at its discretion, may reject all bids. The Court also extended the Company's period of exclusivity (the statutory period during which only the Company may file a plan of reorganization) through the marketing process and auction of the Company's assets. During this period of exclusivity, the Company has agreed not to file a plan of reorganization. If a proposal to purchase the Company's assets is selected by the Committee and approved by the Court, then either the Committee or the Company may propose a plan of reorganization. If the Committee rejects all bids, or if the Court does not approve a sale of the Company's assets, then the Company may file a plan or reorganization and the Committee may seek to terminate exclusivity and file a plan of reorganization. However, if the Committee requests a hearing to terminate exclusivity, the Company has agreed not to file a plan of reorganization prior to the Court's ruling on the Committee's motion. In addition, the Court approved the retention of Netherland, Sewell & Associates, Inc. to (i) complete its reserve evaluation of the Company's oil and natural gas properties as of December 31, 1998, (ii) update the reserve evaluation as of July 1, 1999 and (iii) provide assistance to the Company, CIBC and prospective buyers during the marketing process. Pursuant to an agreed order between the Company and the Committee, the Court entered an order on September 7, 1999 approving a severance program for the Company's employees which provides for certain payments in the event of a closing of the sale of substantially all the Company's assets or confirmation of a

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION


plan of reorganization; provided such employee is not terminated for cause or does not voluntarily resign prior to such event. The order also provides that Mr. Alexander, CEO, and Mr. Devlin, Vice President and General Counsel, shall not be entitled to any such payments until the earlier of (i) confirmation of a plan of reorganization, (ii) conversion to a Chapter 7 proceeding, or (iii) termination by a trustee. Payments under this program could be approximately $2 million if both the stay bonus and severance portions are paid in full.

OVERVIEW

    The Company's current financial condition and 1998 and 1999 operating results have resulted from the depressed oil prices which existed during 1998 and the first quarter of 1999, coupled with unfavorable revisions in estimates of the Company `s oil and natural gas reserves during 1998. The recovery of oil prices during the second and third quarters of 1999 has had positive effects on the Company's revenues, profitability and cash flows.

    The Company has made, and will continue to make, ordinary course capital expenditures for the development and exploitation of oil and natural gas reserves, subject to economic conditions and in accordance with the rulings and procedures set forth by the Court. Due to the Chapter 11 proceeding, the Company has suspended its exploratory drilling program and is prohibited from making additional acquisitions. Development drilling is anticipated to be limited to
(i) ordinary course nonoperated wells in which we have limited working interests and in which the failure to participate may result in drainage, depletion or loss of current reserves and (ii) operated wells deemed to be economical given current oil and natural gas prices. Large expenditures for developmental drilling may require court approval and none are planned at this time. The Company will limit its capital expenditures to ordinary course enhancement of current production through workovers, recompletions, and other production enhancing activities deemed to be economical given current oil and natural gas prices. Future production could be adversely affected by the continued inability to make acquisitions of producing properties and continue the exploratory and development of its current asset base due to the Chapter 11 proceedings.

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

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION


                                                             THREE MONTHS                    NINE MONTHS
                                                         ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                    ---------------------------       ---------------------------
                                                        1998             1999             1998             1999
                                                    ----------       ----------       ----------       ----------
Net production:
  Oil (Mbbls) ...............................              278              280              906              865
  Natural gas (Mmcf) ........................            2,682            2,291            8,675            7,188
  Natural gas equivalent (Mmcfe) ............            4,350            3,971           14,110           12,380

Oil and natural gas sales (in thousands):
  Oil .......................................       $    3,393       $    5,734       $   11,976       $   13,628
  Natural gas ...............................            5,180            5,475           17,670           14,171
                                                    ----------       ----------       ----------       ----------
  Total .....................................       $    8,573       $   11,209       $   29,646       $   27,799
                                                    ==========       ==========       ==========       ==========

Average sales price:
  Oil (per Bbl) .............................       $    12.21       $    20.49       $    13.22       $    15.75
  Natural gas (per Mcf) .....................             1.93             2.39             2.04             1.97

Unit economics (per Mcfe):
  Average sales price .......................       $     1.97       $     2.82       $     2.10       $     2.25
  Lease operating expenses ..................              .51              .38              .45              .36
  Oil and natural gas production taxes ......              .16              .12              .14              .11
  DD&A (excluding writedowns) ...............             1.16             1.04             1.20             1.04
  General and administrative ................              .31              .23              .30              .24


THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

    Revenues. Total revenues increased by $2.6 million (30.2%) to $11.2 million for 1999 from $8.6 million in 1998. The increase in revenues was due to the significant oil price increase combined with the increase in natural gas prices offset by the decrease in production from the same period in 1998. Average natural gas prices increased $.46 per Mcf to $2.39 per Mcf for 1999 from $1.93 for 1998 while average oil prices increased $8.28 per barrel to $20.49 for 1999 from $12.21 for 1998.

    In 1999, the Company produced 280 Mbbls of oil, compared to 278 Mbbls produced in 1998. The increase in oil production is the result of natural decline, partially offset by the successful drilling and completion of the State Lease #2102 well at the Company's East Bayou Sorrel area, which came on line in October of 1998. In 1999, the Company produced 2,291 Mmcf of natural gas, a decrease of 14.6% from 2,682 Mmcf produced in 1998. The decline in natural gas production is primarily due to natural decline as well as flush production during the third quarter of 1998 at the Company's East Texas and Arkoma properties since the Company had limited activities in these areas during 1999.

    Costs and Expenses. Lease operating expenses decreased $.7 million (31.8%) to $1.5 million for 1999 from $2.2 million for 1998. The decrease is primarily the result of the Company's efforts to reduce operating costs. Lease operating expenses per Mcfe decreased $.13 to $.38 for 1999 from $.51 for 1998.

    Oil and natural gas production taxes decreased $.2 million (28.6%) to $.5 million for 1999 from $.7 million for 1998. This decrease is the direct result of various severance tax refunds received by the Company in the third quarter.

    Depreciation, depletion and amortization ("DD&A") decreased $1.0 million (19.6%) to $4.1 million for 1999 compared to $5.1 million for 1998 due to the decrease in the average DD&A rate per Mcfe which was $1.04 for 1999 compared to $1.16 for 1998. The decrease in the DD&A rate was due to the full cost ceiling writedowns during 1998.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION


    At September 30, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, resulting in a non-cash writedown of the Company's oil and natural gas properties of $38.7 million for the three months ended September 30, 1998. This writedown resulted primarily from the decline in natural gas prices combined with revisions of estimated proved reserves as of September 30, 1998. No ceiling writedown was required for the three months ended September 30, 1999.

    General and administrative costs decreased $.5 million (35.7%) to $.9 million for 1999 compared to $1.4 million for 1998. The decrease in general and administrative expenses is the direct result of the Company's efforts in restructuring the management team and other personnel and efforts to control other expenses. As discussed in Note 2 to the consolidated financial statements, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These capitalized costs totaled $.6 million and $.2 million for the three months ended September 30, 1998 and 1999, respectively.

    Other Income and Expenses. The $3.5 decrease (87.5%) million in interest expense to $.5 million for 1999 from $4.0 million for 1998 was due to the Company's discontinuation of recording interest on the Senior Notes due to the Chapter 11 proceedings as discussed in Note 1 to the consolidated financial statements. Approximately $4.4 million additional interest expense would have been recognized by the Company for the three months ended September 30, 1999, if not for the discontinuation of the interest accrual on the Senior Notes. The average balance of debt outstanding during 1999 was $190.0 million as compared to average debt outstanding of $187.8 million for 1998. The weighted average interest rate for 1999 was 8.35% (excluding Senior Notes) compared to 10.31% for 1998. The decline in the weighted average interest rate is due to the discontinued interest on the Senior Notes.

    Reorganization Items. In the second quarter of 1999, the Company recorded charges of approximately $.7 million for professional fees and other reorganization expenses resulting from the Chapter 11 proceedings.

    Net Income (Loss). The Company recorded net income of $3.2 million for 1999, compared with a net loss of $43.6 million for 1998. Net income for 1999 includes net reorganization costs of $.5 million and the net loss for 1998 includes a writedown of oil and natural gas properties of $38.7 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

    Revenues. Total revenues decreased by $1.8 million (6.2%) to $27.8 million for 1999 from $29.6 million in 1998. The reduction in revenues was due to the decline in oil and natural gas production combined with the decline in natural gas prices offset by the increase in oil prices from the same period in 1998. Average natural gas prices decreased $.07 per Mcf to $1.97 per Mcf for 1999 from $2.04 for 1998 and average oil prices increased $2.53 per barrel to $15.75 for 1999 from $13.22 for 1998.

    In 1999, the Company produced 865 Mbbls of oil, a decrease of 4.5% from the 906 Mbbls produced in 1998. The Company discontinued additional developmental drilling at Goldsmith Adobe Unit in March 1998 due to the decline of crude oil prices. The reduction in oil production resulting from natural decline and from the discontinued drilling at the Goldsmith Adobe Unit was partially offset by the successful drilling and completion of the State Lease #2102 well at the Company's East Bayou Sorrel area which came on line in October of 1998. In 1999, the Company produced 7188 Mmcf of natural gas, a decrease of 17.1% from 8,675 Mmcf produced in 1998. The decline in natural gas production is primarily due to natural decline as well as flush production during the third quarter of 1998 at the Company's East Texas and Arkoma properties since the Company had limited activities in these areas during 1999.

    Costs and Expenses. Lease operating expenses decreased $1.9 million (30.0%) to $4.4 million for 1999 from $6.3 million for 1998. The decrease is primarily the result of the Company's efforts to reduce operating costs. Lease operating expenses per Mcfe decreased $.09 to $.36 for 1999 from $.45 for 1998.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION


    Oil and natural gas production taxes decreased $.6 million (30.0%) to $1.4 million for 1999 from $2.0 million for 1998. This decrease is the direct result of the Company's reduced revenues combined with severance tax refunds received by the Company.

    Depreciation, depletion and amortization decreased $4.1 million (24.1%) to $12.9 million for 1999 compared to $17.0 million for 1998 due to the decrease in the average DD&A rate per Mcfe which was $1.04 for 1999 compared to $1.20 for 1998. The decrease in the DD&A rate was due to the full cost ceiling writedowns during 1998.

    At March 31, 1998, June 30, 1998, and September 30, 1998 the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, resulting in non-cash writedowns of the Company's oil and natural gas properties of $26.5 million, $24.8 million, and $38.7 million respectively, for the respective three month periods. These writedowns resulted primarily from the decline in natural gas prices and costs incurred on unsuccessful exploratory wells drilled during the period, combined with revisions of estimated proved reserves as of March 31, 1998, June 30, 1998, and September 30, 1998. No ceiling writedown was required for the nine months ended September 30, 1999.

    General and administrative costs decreased $1.3 million (30.2%) to $3.0 million for 1999 compared to $4.3 million for 1998. The decrease in general and administrative expenses is the direct result of the Company's efforts in restructuring the management team and other personnel and efforts to control other expenses. As discussed in Note 2 to the consolidated financial statements, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These capitalized costs totaled $1.6 million and $.7 million for the nine months ended September 30, 1998 and 1999, respectively.

    Other Income and Expenses. The $9.8 million (87.5%) decrease in interest expense to $1.4 million for 1999 from $11.2 million for 1998 is due to the Company's discontinuation of recording interest on the Senior Notes due to the Chapter 11 proceedings as discussed in Note 1 to the consolidated financial statements. Approximately $13.3 million additional interest expense would have been recognized by the Company for the first nine months of 1999 if not for the discontinuation of the interest accrual on the Senior Notes. The average balance of debt outstanding during 1999 was $190.0 million as compared to average debt outstanding of $177.4 million for 1998. The weighted average interest rate for 1999 was 8.1% (excluding Senior Notes) compared to 10.5% for 1998. The decline in the weighted average interest rate is due to the discontinued interest on the Senior Notes.

    Reorganization Items. In the first nine months of 1999, the Company recorded charges of approximately $1.9 million for professional fees and other reorganization expenses resulting from the Chapter 11 proceedings.

    Net Income (Loss). Net income was $3.3 million for 1999, compared with a net loss of $101.6 million for 1998. Net income for 1999 includes net reorganization costs of $1.4 million and the net loss for 1998 includes writedowns of oil and natural gas properties totaling $90.0 million.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

    Net cash provided by operating activities was $19.5 million for 1999, compared to net cash provided by operating activities of $2.7 million for 1998. The increase in cash flows from operating activities is due to reduced payments on trade account payable due to the lack of drilling activity during the period, the nonpayment of prepetition trade accounts payable and the discontinuation of recording interest expense on the Senior Notes both due to the Chapter 11 proceedings and reduction of lease operating expenses during 1999.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION


    Net cash used in investing activities was $3.0 million for 1999 compared with $48.0 million for 1998. The cash used by investing activities for 1999 included $3.0 million of expenditures related primarily to drilling and exploration activities compared with $46.9 million for 1998. The Company's ability to undertake drilling and exploration activities is currently limited due to the Chapter 11 proceedings.

    There was no cash provided by financing activities during 1999 compared with net cash provided by financing activities of $24.8 million for 1998. The net cash provided by financing activities during 1998 consisted primarily of proceeds from borrowings under the revised credit facility. Currently, no additional borrowings are available under the credit facility.

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

    Effective December 22, 1998, the credit facility and all associated liens were assigned by the Banks to Arnos, Inc., ("Arnos") an affiliated subsidiary of the Company's Series D preferred stockholder. In a letter dated December 23, 1998, Arnos (1) rescinded the acceleration of the loan, (2) waived all defaults existing at that time and (3) made sufficient borrowings available to pay the interest on the Senior Notes that was due on November 2, 1998, conditioned upon the Bankruptcy Court's dismissal of the Involuntary Petition. The Company is currently paying interest expense at an 8.5% rate under the Arnos credit facility. The Company had $25,000,000 outstanding under the Arnos credit facility as of September 30, 1999. At September 30, 1999, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility and as a result has classified the amount outstanding as a current liability.

    On August 4, 1999, the Bankruptcy Court entered an order which provided that if the Court approves the sale of the Company's assets or if the creditors committee proposes a plan of reorganization following such a sale, then Arnos shall be paid in full, from the sales proceeds, the amount outstanding under the secured loan, including any unpaid interest. If no sale of the Company's assets is approved and an internal reorganization of the Company's debt structure is approved, the creditors committee may propose any treatment of the Arnos credit facility allowed by law, and Arnos shall retain its right to oppose any such treatment. The order also provided for the immediate payment to Arnos for all monthly interest on its secured claim at the contractual non-default rate, retroactive to December 4, 1998. Pursuant to this order, the Company paid approximately $1.4 million in interest to Arnos on August 10, 1999 and has paid monthly interest due subsequent to August 10, 1999.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION


10 3/4% SENIOR NOTES DUE 2006

    In November 1996, the Company issued $100 million aggregate principal amount of unregistered 10 3/4% Senior Notes due 2006 (the "Series A Notes"). The net proceeds of the Series A Notes of approximately $96.1 million were used to repay approximately $62.0 million of borrowings under a prior facility and to increase the Company's working capital. In 1997, the Series A Notes were exchanged for registered 10 3/4% Senior Notes due 2006 (the "Series B Notes") which were substantially identical to the Series A Notes. Collectively, the Series A Notes and Series B Notes are referred to as the "Series A/B Notes". In August 1997, the Company issued $65.0 million aggregate principal amount of its unregistered 10 3/4% Senior Notes (the "Series C Notes"). The net proceeds of the Series C Notes of approximately $64.8 million were used to repay approximately $23.0 million of borrowings under the credit facility and to increase the Company's working capital. In December 1997, the Company exchanged substantially all of the Series A/B Notes and all of the Series C Notes for registered 10 3/4% Senior Notes due 2006 (the "Series D Notes"). The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Collectively, the Series A/B Notes, the Series C Notes and the Series D Notes are referred to as the "Notes." The Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company.

    On December 4, 1998, certain of the holders of the Senior Notes of the Company filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed, in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and
(ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's preferred stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. As a result of the Chapter 11 filing, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock. Approximately $13.3 million additional interest expense would have been recognized by the Company for the first nine months of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

    On August 4, 1999, the Company and the Committee appeared before the Bankruptcy Court and announced agreement on the process for marketing the Company and/or its assets. The Court entered an order which provided that the Company and the Committee would employ CIBC to solicit bids for the sale of the Company and/or its assets. The Company will assist CIBC in assembling a data room for potential bidders to view information regarding the Company's assets. CIBC will market the Company's assets pursuant to procedures approved by the Company, Committee and the Court. The marketing process will culminate in an auction to be conducted by the Bankruptcy Court on November 1, 1999. The Committee will have the sole right to select the highest and best bid and only the Committee's selected bid will be presented to the Court for approval. Alternatively, the Committee, at its discretion, may reject all bids. The Court also extended the Company's period of exclusivity (the statutory period during which only the Company may file a plan of reorganization) through the marketing process and auction of the Company's assets. During this period of exclusivity, the Company has agreed not to file a plan of reorganization. If a proposal to purchase the Company's assets is selected by the Committee and approved by the Court, then either the Committee or the Company may propose a plan of reorganization. If the Committee rejects all bids, or if the Court does not

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION


10 3/4% SENIOR NOTES DUE 2006 (CON'T)

approve a sale of the Company's assets, then the Company may file a plan or reorganization and the Committee may seek to terminate exclusivity and file a plan of reorganization. However, if the Committee requests a hearing to terminate exclusivity, the Company has agreed not to file a plan of reorganization prior to the Court's ruling on the Committee's motion. In addition, the Court approved the retention of Netherland, Sewell & Associates, Inc. to (i) complete its reserve evaluation of the Company's oil and natural gas properties as of December 31, 1998, (ii) update the reserve evaluation as of July 1, 1999 and (iii) provide assistance to the Company, CIBC and prospective buyers during the marketing process. Pursuant to an agreed order between the Company and the Committee, the Court entered an order on September 7, 1999 approving a severance program for the Company's employees which provides for certain payments in the event of a closing of the sale of substantially all the Company's assets or confirmation of a plan of reorganization; provided such employee is not terminated for cause or does not voluntarily resign prior to such event. The order also provides that Mr. Alexander, CEO, and Mr. Devlin, Vice President and General Counsel, shall not be entitled to any such payments until the earlier of (i) confirmation of a plan of reorganization, (ii) conversion to a Chapter 7 proceeding, or (iii) termination by a trustee. Payments under this program could be approximately $2 million if both the stay bonus and severance portions are paid in full.

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

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION


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

    The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. At September 30, 1999, the net book value of the Company's oil and natural gas properties did not exceed the full cost ceiling based on the weighted average prices of crude oil and natural gas received by the Company, and therefore no writedown was required. At March 31, 1998, June 30, 1998, and September 30, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, based on the weighted average prices of crude oil and natural gas received by the Company, resulting in non-cash writedowns aggregating $26.5 million, $24.8 million and $38.7 million, respectively. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

CHANGES IN PRICES AND INFLATION

    The prices received by the Company for its oil and natural gas production declined dramatically during 1998 and the first quarter of 1999. The recovery of oil prices during the second and third quarters of 1999 has had positive effects on the Company's revenues, profitability and cash flows. Oil and natural gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

    From time to time, the Company may hedge oil and natural gas prices, and while the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging had previously been accomplished pursuant to swap agreements based upon standard forms. The Company addressed market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities is managed by requiring minimum credit standards for counter parties, periodic settlements, and market to market valuations. The Company has not been required to provide collateral relating to hedging activities. At September 30, 1999, the Company had no hedging or basis swap agreements outstanding.

    At September 30, 1999, the Company had entered into forward sales contracts with two purchasers covering the future production of natural gas. Deliveries under these contracts are priced based on NYMEX prices less a differential whereby the Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at that time. The Company pays the cost of transportation of the natural gas to the delivery point specified in the contracts. Currently, the Company has not fixed the sales price of natural gas to be delivered under these contracts.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION


    Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three and nine months ended September 30, 1998 and 1999.

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

    The Company has completed its review of its internal computer systems and considers it to be Y2K compliant. The costs of compliance were not material since its management information systems were warranted to be compliant or were represented to be compliant in upgrades the Company received in 1999. Furthermore, the Company replaced its former oil and natural gas system in 1996 with a Y2K compliant oil and natural gas package.

    Management is in the final stages of obtaining confirmation from its major suppliers and purchasers that they also are or will be Y2K compliant. The costs of seeking such confirmation has been minimal. Management believes that it will not be practical to independently verify the responses because it does not believe that the Company would be given access to carry out such verification or that the costs of doing so would be affordable. Management believes the cost to replace non-compliant suppliers and purchasers will not be material. However, based on current data, management does not expect to have to replace any of its current suppliers or purchasers. Any Y2K problems that do occur will likely manifest themselves in reduced production through equipment shut downs or impaired liquidity through inability of customers to take delivery of production or process payments. The Company is establishing contingency plans for mission critical items.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    None.

                           NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Other than the Bankruptcy Court proceedings, the Company is not a defendant in any material pending legal proceedings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    At September 30, 1999, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility and has classified borrowings under the facility as current liabilities and as a result has classified the amount outstanding as a current liability.

    On December 4, 1998, certain of the holders of the Senior Notes (see Note 5 to the consolidated financial statements) the Company filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed, in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief places the Company under the protection of the Court and precludes payment of the interest on the Senior Notes at this time. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's preferred stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. As a result of the Chapter 11 filing, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock. Approximately $13.3 million additional interest expense would have been recognized by the Company for the first nine months of 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

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


           NATIONAL ENERGY GROUP, INC.


           By:              /s/ Bob G. Alexander           October 29, 1999
                 -----------------------------------------
                             Bob G. Alexander
                  President and Chief Executive Officer


           By:             /s/ Melissa H. Rutledge         October 29, 1999
                 -----------------------------------------
                           Melissa H. Rutledge
                      Vice President, Controller and
                         Chief Accounting Officer

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

                           INDEX TO EXHIBITS (CON'T)


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