Form 10-K405
period 1999-12-31
NATIONAL ENERGY GROUP INC
filed 2000-03-30
CIK 870756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments hereto to this Form 10-K. [X]

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of March 23, 2000, (based upon the last sales price of $.22 as reported by the OTC Bulletin Board was $6,317,190.

     40,527,482 shares of the Registrant's common stock, $0.01 par value, were outstanding on March 23, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
ITEMS 1. AND 2. BUSINESS AND PROPERTIES...................................    3
              Forward-Looking Statements..................................    3
              Background and Recent Developments..........................    3
              Principal Areas of Operations...............................    6
              Oil and Natural Gas Reserves................................    8
              Oil and Natural Gas Production and Unit Economics...........    9
              Productive Well Summary.....................................   10
              Leasehold Acreage...........................................   10
              Drilling Activity...........................................   11
              Title to Oil and Natural Gas Properties.....................   11
              Production and Sales Prices.................................   11
              Control Over Production Activities..........................   11
              Markets and Customers.......................................   11
              Regulation..................................................   12
              Operational Hazards and Insurance...........................   14
              Competition.................................................   15
              Office Space................................................   15
              Employees...................................................   15
ITEM 3.       LEGAL PROCEEDINGS...........................................   15
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15
                                    PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.........................................   16
              Market Information..........................................   16
              Holders.....................................................   16
              Dividends on Common Stock...................................   16
              Annual Meeting..............................................   16
ITEM 6.       SELECTED FINANCIAL DATA.....................................   17
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................   20
              Overview....................................................   21
              Results of Operations.......................................   21
              Liquidity and Capital Resources.............................   24
              Future Capital Requirements.................................   25
              Financial Reporting Impact of Full Cost Method of
              Accounting..................................................   25
              Recent Accounting Pronouncements............................   26
              Changes in Prices...........................................   26
              Inflation...................................................   26
              Year 2000...................................................   26
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..   26
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   27
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................   27

                                                                            PAGE
                                                                            ----
                                    PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   27
ITEM 11.      EXECUTIVE COMPENSATION......................................   30
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................   37
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   42
                                    PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.........................................................   43
              Signatures..................................................   50

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

FORWARD-LOOKING STATEMENTS

     This document includes "forward-looking statements" within the meaning of various provisions of the Securities Act and the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this document that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, drilling of wells, future production of oil and gas, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion, and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding the interest, belief or current expectations of the Company, its directors, or its officers regarding such matters. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in this document, future oil and gas prices, future operating costs, severance and excise taxes, actions and approvals of the Bankruptcy Court, general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Company, competitive actions by other oil and natural gas companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Company. In addition, the approval of a plan of reorganization can potentially have a material impact on the Company and its future operations. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements.

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

     The Company is an independent energy company which has historically engaged in the exploration, acquisition, exploitation, development and production of oil and natural gas properties in major producing basins onshore in Texas, Louisiana, Oklahoma, Arkansas and offshore in the Gulf of Mexico.

     On December 4, 1998, certain of the holders of the Senior Notes of National Energy Group, Inc. filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed, in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief placed the Company under the protection of the

Court and precluded payment of the interest on the Senior Notes until the conclusion of the Bankruptcy proceeding. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's preferred stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. As a result of the Chapter 11 proceeding, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock. Approximately $17.7 million additional interest expense would have been recognized by the Company for 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

     On August 4, 1999, the Company and the unsecured creditors' committee (the "Committee") appeared before the Bankruptcy Court and announced agreement on the process for marketing the Company and/or its assets. The Court entered an order which provided that the Company and the Committee would employ CIBC World Markets Corp. ("CIBC") to solicit bids for sale of the Company and/or its assets. The Company assisted CIBC in assembling a data room for potential bidders to view information regarding the Company's assets. CIBC marketed the Company's assets pursuant to procedures approved by the Company, the Committee and the Court. In addition, the Court approved the retention of Netherland, Sewell & Associates, Inc. to (i) complete its reserve evaluation of the Company's oil and natural gas properties as of December 31, 1998, (ii) update the reserve evaluation as of July 1, 1999 and (iii) provide assistance to the Company, CIBC and prospective buyers during the marketing process. The marketing process culminated in an auction conducted by the Bankruptcy Court on November 1, 1999. At the auction, bidding on the Company's oil and gas properties, exclusive of the Company's Lake Mongoulois and Mustang Island properties, ultimately ended at a high bid of $96.25 million given by Arnos, Corp. ("Arnos") an affiliated subsidiary of the Company's Series D preferred stockholder. The Committee, after review, concluded that it would recommend to the Court that it accept the high bid of $96.25 million. An order accepting Arnos as the highest bidder was signed by the Court on November 16, 1999. Arnos filed a motion to close the Purchase and Sale Agreement ("Arnos PSA") into escrow pending (i) the Court's confirmation of a plan of reorganization or (ii) in the event a plan of reorganization is not confirmed, a court ordered closing of the sale of the properties to Arnos. On or about January 28, 2000 the substantive purchase and sale closing documents were delivered into the registry of the Court, however, the closing of the Arnos PSA is still pending as noted. The Court approved this motion and ordered Arnos to pay into the Court's registry the sum of $61.625 million which equals the purchase price of $96.25 million less a previously escrowed deposit of $9.625 million and the principal balance of $25 million outstanding under the Company's secured credit facility with Arnos.

     On February 28, 2000, the Committee filed with the Court a Joint Disclosure Statement ("Committee Disclosure Statement") and proposed Plan of Reorganization (the "Committee Plan"). The Committee Plan provides for (i) the possibility of a limited continuation of the Company's oil and gas business operations; (ii) the creation of a creditors trust to which will be transferred substantially all of the cash and cash equivalents remaining in the Company, the funds held in the Registry of the Court from the auction of the Company's properties, and all causes of action for the payment and primary benefit of certain allowed administrative, tax, priority and miscellaneous secured and unsecured creditors; and (iii) payment in full of the secured claims. The Committee Plan designates eight (8) classes of claims and equity interests. The Company's Senior Noteholders are deemed to be Allowed Class 6 Claims in the Committee's Plan and are entitled to their pro rata share of the remaining proceeds in the creditors trust after payment of the secured claims. Following distribution of the creditors trust fund to the various claimants, the Committee retains the right to sell the Company's remaining assets or sell to third parties the rights of the Senior Noteholders to retain between 49% and 95% of the outstanding stock of the reorganized Company in the form of newly issued additional common stock. In connection therewith, the Senior Noteholders shall have the right to elect all members of the Company's Board of Directors for a two (2) year term following the effective date of the Committee's Plan. The Committee's Plan further provides that all of the Company's preferred stock shall be converted into Common Stock at a conversion price of $.25 per share, and the existing common and preferred equity interests of the Company shall remain in existence. Neither the Company's preferred shareholders, nor the Company's common shareholders are entitled to vote on the Committee's Plan and have been deemed for all purposes to have rejected it in its entirety. Both the Committee Plan and Committee Disclosure Statement are subject to amendment, and a hearing in the Bankruptcy Court on the Committee Disclosure Statement is scheduled on April 17, 2000.

     On March 14, 2000, the Company filed with the Court a Joint Disclosure Statement ("Company Disclosure Statement") and Plan of Reorganization (the "Company Plan"). The Company Plan provides for (i) continuation of the Company's oil and gas business operations; (ii) payment in full of all secured claims, including the Arnos secured claim in the amount of $25 million, plus interest as may be due; (iii) payment of a cash sum not to exceed $10,000 to certain classes of claimants involved in litigation with the Company if such class accepts the Company's Plan or, alternatively, if rejected by such class, cash in the amount of 56.5% of any Allowed Claim in such class; (iv) acquisition by Arnos of any Senior Notes, not otherwise held by Arnos, in consideration of a payment equal to 56.5% of the face value of each such bond acquired, or, alternatively, a pro rata share of the cash which Senior Noteholders would receive in a liquidation, plus a pro rata beneficial interest in a creditor's trust consisting of certain causes of action, two properties of the Company and $250,000 in cash; (v) payment of a cash sum equal to 75% of any Allowed Claim to trade creditors; (vi) retention by each of the preferred and common shareholder equity interests; provided that both the preferred and common equity interests may, at the option of Arnos, be deemed cancelled and reissued to holders in a form to be determined by Arnos; (vii) purchase by Arnos, or an affiliate of Arnos, of additionally issued shares of the reorganized Company's common stock to the extent that Arnos or its affiliate shall own up to 49% of all the issued and outstanding common stock of the reorganized Company; and (viii) amendment to the Senior Notes Indenture. The Company's Plan further proposes that the Company's existing officers and directors shall continue as the officers and directors of the reorganized Company until otherwise replaced as provided in the Company's bylaws. Neither the Company's preferred shareholders, nor the Company's common shareholders are entitled to vote on the Company's Plan and have been deemed for all purposes to have rejected it in its entirety. Both the Company Plan and Company Disclosure Statement are subject to amendment, and a hearing in the Bankruptcy Court on the Company Disclosure Statement is scheduled on April 20, 2000.

     Pursuant to an Order of the Bankruptcy Court dated September 7, 1999, the Company's severance policy was abated and a Court ordered severance program was put into effect for all employees of the Company ("Severance Program"). The Severance Program provides for contingent payments as follows: (a) a "stay-pay" component payable on the earlier of an employees termination without cause; the closing of a sale of substantially all the Company's assets or the confirmation of a plan of reorganization; and (b) a "severance" component, whereby upon termination any employee who does not obtain new employment, or is not offered a permanent job in Dallas, Texas for a period of at least one year at the same pay and benefits provided by the Company, shall be entitled to certain severance benefits. The Order also provided that any employee who participates in the Severance Program waives and releases any and all claims arising from any current Employment Agreement with the Company. Certain employees are not entitled to any payments under the Severance Program until the earlier of (i) confirmation of a Plan of Reorganization, (ii) conversion to a Chapter 7 bankruptcy proceeding or (iii) termination of their employment by a trustee appointed by the Court.

     The Company's last annual meeting of shareholders was held on June 4, 1998, and due to the Company's bankruptcy proceeding, no meeting was held during 1999. Accordingly, the Company is in violation of its Delaware charter which requires that an annual meeting of shareholders be held each year or within thirteen months of the last annual meeting of shareholders. Such failure to hold an annual meeting of shareholders within the designated period could result in an order by the Delaware Court of Chancery compelling such a meeting if deemed appropriate. The Company anticipates that no annual meeting of shareholders will be convened until such time that the Company's bankruptcy proceeding has concluded.

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's prior losses from operations and the related Chapter 11 proceeding raise concern about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) confirmation of a plan of reorganization under the Bankruptcy Code which provides for continuation of the Company's oil and gas operations, (ii) the ability to achieve profitable operations after such confirmation and (iii) the ability to generate sufficient cash from operations to meet its obligations.

     Due to the Chapter 11 filing, the Company has suspended its exploratory and development drilling program. The Company has been limited in its capital expenditures to ordinary course enhancement of current production through workovers, recompletions, and other production enhancing activities deemed to be economic. During the bankruptcy proceeding, development drilling is anticipated to be limited to (i) ordinary course non-operated wells in which the Company owns limited working interests and in which the failure to participate may result in drainage, depletion or loss of current reserves and (ii) operated wells deemed to be economical given current oil and gas prices. Large expenditures for developmental drilling may require court approval and none are planned at this time.

     At December 31, 1999, the Company had estimated Proved Reserves, as determined from reserve reports prepared by Netherland, Sewell & Associates, Inc., of 96.6 Bcfe with a PV10% at that date of approximately $108.9 million. The reserves were approximately 65.0% natural gas and 88.1% Proved Developed Reserves.

PRINCIPAL AREAS OF OPERATIONS

     Due to the Chapter 11 filing the Company has suspended its exploratory and development drilling program. However, the Company currently has an inventory of exploratory prospects in Louisiana and offshore at Mustang Island.

     Historically, the Company has developed and exploited existing properties by drilling Development Wells, and recompleting and reworking existing wells. The Company will continue to participate in non-operated wells as described above and continue its drilling operations where economical in accordance with the rulings and procedures set forth by the Court.

     The following table sets forth the Company's principal areas of operations and the Company's Proved Reserves of oil and natural gas at December 31, 1999. See - "Oil and Natural Gas Properties".

                                                                                  NATURAL
                                                           OIL AND     NATURAL      GAS
                                                          CONDENSATE     GAS     EQUIVALENT   % OF
                                                           (MBBLS)     (MMCF)     (MMCFE)     TOTAL
                                                          ----------   -------   ----------   -----
Area:
  Mid-Continent.........................................      511      33,184      36,248      37.5%
  East and West Texas...................................    2,852      22,058      39,174      40.6
  Gulf Coast............................................    2,251       7,654      21,158      21.9
                                                            -----      ------      ------     -----
     Total..............................................    5,614      62,896      96,580     100.0%
                                                            =====      ======      ======     =====

     The following table sets forth the Company's production by principal area of operation for the year ended December 31, 1999:

                                                                                 NATURAL
                                                                      NATURAL      GAS
                                                              OIL       GAS     EQUIVALENT   % OF
                                                            (MBBLS)   (MMCF)     (MMCFE)     TOTAL
                                                            -------   -------   ----------   -----
Area:
  Mid-Continent...........................................      73     5,145       5,580      34.7%
  East and West Texas.....................................     337     2,972       4,997      31.1
  Gulf Coast..............................................     725     1,149       5,501      34.2
                                                             -----     -----      ------     -----
     Total................................................   1,135     9,266      16,078     100.0%
                                                             =====     =====      ======     =====

  MID-CONTINENT AREA

     At December 31, 1999, approximately 37.5% (36.2 Bcfe) of the Company's Proved Reserves were located in the Mid-Continent area in Oklahoma and Western Arkansas which includes the Anadarko and Arkoma Basins.

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

     During the year ended December 31, 1999, the Company drilled 3 Gross (.38
Net) Development Wells in the Anadarko Basin all of which were completed as commercially productive. The Company's wells typically are completed in horizons ranging in depth between 7,000 and 15,000 feet.

     ARKOMA BASIN. Most Arkoma Basin reserves are produced from formations at depths ranging from approximately 3,000 to 8,000 feet.

     During 1999, the Company drilled 2 Gross (.64 Net) Development Wells in the Arkoma Basin of which 1 Gross (.48 Net) Development Well was completed as commercially productive. The typical Arkoma Basin well is drilled to a total depth of approximately 7,500 feet.

  EAST AND WEST TEXAS AREA

     At December 31, 1999, approximately 40.6% (39.2 Bcfe) of the Company's Proved Reserves were located in the East and West Texas area, including East Texas and the Goldsmith Adobe Unit in West Texas.

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

     During the year ended December 31, 1999, the Company did not drill any wells in East Texas.

     GOLDSMITH ADOBE UNIT ("GAU"). The Goldsmith Adobe Unit is in the Permian Basin in West Texas. The Company owns approximately a 95% Working Interest in the GAU, which it operates.

     Originally the GAU was drilled on 40 acre spacing units. Previous operators had drilled several wells on 20 acre spacing units and, based on the results of this drilling and 20 acre spacing development on adjoining leases, the Company began a drilling program in July 1994 to develop the GAU on 20 acre spacing units. Typically, wells drilled by the Company at the GAU are drilled to depths between 5,600 and 6,000 feet into the Clearfork formation. During 1999, the Company did not drill any wells at the GAU.

  GULF COAST AREA

     At December 31, 1999, 21.9% (21.2 Bcfe) of the Company's Proved Reserves were located in the Gulf Coast areas, principally in the Greater Bayou Sorrel Area in Iberville Parish, Louisiana and at Mustang Island in offshore Gulf of Mexico. The Company also has participated in exploratory activity in various parishes throughout Southern Louisiana.

     GREATER BAYOU SORREL AREA. The Greater Bayou Sorrel Area is located approximately eighty miles west of New Orleans, in Iberville Parish, Louisiana, in the Atchafalaya River Basin. The target formations of the

Company's exploration prospects in this area range from approximately 11,000 to 14,000 feet and include the Marg Vag, Marg Howeii, Camerina, Cib Haz, and Marg Tex zones. The topography of the surface is river swamp and all work must be done with barge-mounted drilling rigs and boats. Production platforms are mounted on pilings. The Company first participated in the successful exploratory test of the Schwing #1 well in the Company's East Bayou Sorrel prospect in January 1996. This discovery well was drilled to a total depth of approximately 14,000 feet on the eastern flank of the old Bayou Sorrel Field, which was discovered by Shell Oil Company in 1954. The old Bayou Sorrel Field was drilled in the 1950s and 1960s, with a total of 87 wells drilled and produced in twenty-eight different horizons ranging in depths from 7,000 to 11,100 feet. During 1997, the Company successfully drilled and completed a second test well, the Schwing #2. In 1998, the Company successfully drilled and completed the State Lease 2102 #1 well.

     During 1999, the Company did not drill any wells in the Greater Bayou Sorrel Area.

     The Company has completed shooting, processing and interpreting, an approximate 54 square mile 3-D seismic survey over the Greater Bayou Sorrel Area. The Company has identified additional potential drilling locations for prospects in this area through interpretation of the 3-D seismic data. However, the Company's ability to pursue drilling of these sites is currently limited by the ongoing Chapter 11 proceeding. The Greater Bayou Sorrel Area has produced and continues to produce significant oil and gas. Because of the difficult topography, very little seismic data had been acquired prior to the Company's 3-D survey.

     In March 1998, the Company acquired Fortune Natural Resources Corporation's interests in the East Bayou Sorrel field for approximately $4.5 million in cash.

     MUSTANG ISLAND. The Mustang Island area is located offshore in shallow state waters in Nueces County, Texas. The Company currently has approximately a 92% working interest in approximately 16,000 gross acres of leases, majority interests in 2 producing wells, 11 miles of pipeline, and an onshore tank facility. In addition, the Company participated in a 3-D seismic survey over the area, which provided approximately 90 square miles of data. Several exploratory opportunities have been identified from this 3-D seismic data. The Company did not drill any wells at Mustang Island during 1999.

     In June 1998, the Company acquired Germany Oil Company's interest in six state leases and one producing well in the Mustang Island area for $.4 million in cash.

     OTHER SOUTH LOUISIANA. The Company has also participated in exploratory prospects outside of the Greater Bayou Sorrel area in various parishes in South Louisiana. During 1999, the Company did not drill any wells in these areas.

OIL AND NATURAL GAS RESERVES

     The estimated reserves and related future net revenues as of December 31, 1999, were prepared by Netherland, Sewell & Associates, Inc. All of the Company's reserves are located in the continental United States. This reserve report was prepared using constant prices and costs in accordance with the published guidelines of the SEC. The net weighted average prices used in the Company's reserve report at December 31, 1999, were $24.97 per barrel of oil and $2.26 per Mcf of natural gas. The estimation of reserves and future net revenues can be materially affected by the oil and gas prices used in preparing the reserve report. Substantially all of the Company's oil and natural gas properties are subject to liens, and the remaining oil and natural gas properties are subject to a negative pledge pursuant to the Company's credit facility.

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

     No estimates of Proved Reserves of oil and natural gas have been filed by the Company with, or included in any report to, any United States authority or agency (other than the SEC) since December 31, 1998.

     The following table sets forth certain information for the Company's total Proved Reserves of oil and natural gas and the PV10% of estimated future net revenues from such reserves, at December 31, 1999. Also presented is the Standardized Measure of the Company's total Proved Reserves of oil and natural gas.

                                                               AS OF DECEMBER 31, 1999
                                                  -------------------------------------------------
                                                             NATURAL   NATURAL GAS
                                                    OIL        GAS     EQUIVALENT        PV10%
                                                  (MBBLS)    (MMCF)      (MMCFE)     (IN THOUSANDS)
                                                  --------   -------   -----------   --------------
Proved Developed Reserves.......................   4,731     56,730      85,115         $ 99,692
Proved Undeveloped Reserves.....................     883      6,166      11,465            9,201
                                                   -----     ------      ------         --------
Total Proved Reserves...........................   5,614     62,896      96,580         $108,893
                                                   =====     ======      ======         ========
Standardized Measure............................                                        $108,893
                                                                                        ========

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

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1997      1998      1999
                                                              -------   -------   -------
Net production:
  Oil (Mbbls)...............................................    1,110     1,238     1,135
  Natural gas (Mmcf)........................................   13,146    11,255     9,266
  Natural gas equivalent (Mmcfe)............................   19,807    18,685    16,078
Average sales price:
  Oil (per Bbl).............................................  $ 19.17   $ 12.66   $ 17.62
  Natural gas (per Mcf).....................................     2.37      2.02      2.08
Unit economics (per Mcfe):
  Average sales price.......................................  $  2.65   $  2.06   $  2.44
  Lease operating expenses..................................      .34       .46       .38
  Oil and gas production taxes..............................      .16       .13       .13
  Depletion rate (excluding writedowns).....................     1.11      1.06       .91
  General and administrative expenses.......................      .22       .33       .25

PRODUCTIVE WELL SUMMARY

     The Company's production of oil and natural gas is primarily derived from wells located in Texas, Oklahoma, Louisiana, and Arkansas. The following table sets forth the Company's interests in Productive Wells, by principal area of operation, as of December 31, 1999:

                                                 OIL         NATURAL GAS        TOTAL
                                            -------------   -------------   -------------
                                            GROSS    NET    GROSS    NET    GROSS    NET
                                            -----   -----   -----   -----   -----   -----
Area:
  Mid-Continent...........................   63.0    34.3   175.0    89.5   238.0   123.8
  East and West Texas.....................  118.0   111.9    36.0    35.0   154.0   146.9
  Gulf Coast..............................   18.0    16.9     4.0     1.5    22.0    18.4
                                            -----   -----   -----   -----   -----   -----
     Total................................  199.0   163.1   215.0   126.0   414.0   289.1
                                            =====   =====   =====   =====   =====   =====

LEASEHOLD ACREAGE

     The following table shows the approximate Gross and Net Acres in which the Company had a leasehold interest as of December 31, 1999:

                                                                             UNDEVELOPED
                                                      DEVELOPED ACREAGE        ACREAGE
                                                      ------------------   ---------------
                                                       GROSS       NET     GROSS     NET
                                                      --------   -------   ------   ------
Area:
  Mid-Continent.....................................   84,477    44,727     1,956    1,294
  East and West Texas...............................   14,519    12,976     4,208    2,921
  Gulf Coast........................................   14,047     9,733    24,287   18,374
                                                      -------    ------    ------   ------
     Totals.........................................  113,043    67,436    30,451   22,589
                                                      =======    ======    ======   ======

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

     Substantially all of the Company's producing oil and natural gas properties are located on leases held by the Company for an indeterminate number of years as long as production is maintained. All of the Company's non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. The Company is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Delay rentals were approximately $.9 million for the year ended December 31, 1998 and were approximately $.5 million for the year ended December 31, 1999, and could increase in future periods depending on the Company's lease acquisition activities.

DRILLING ACTIVITY

     The following table sets forth exploration and development drilling results for the years ended December 31, 1997, 1998 , and 1999.

                                                                  YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                            1997            1998           1999
                                                        ------------    ------------    -----------
                                                        GROSS   NET     GROSS   NET     GROSS   NET
                                                        -----   ----    -----   ----    -----   ---
Exploratory
  Productive..........................................    2      1.0      1       .3     --      --
  Non-productive......................................    6      2.4      6      3.6     --      --
                                                         --     ----     --     ----     --     ---
     Total............................................    8      3.4      7      3.9     --      --
                                                         --     ----     --     ----     --     ---
Development
  Productive..........................................   67     58.5     13      8.4      4      .9
  Non-productive......................................    2      1.5      4      2.1      1      .1
                                                         --     ----     --     ----     --     ---
     Total............................................   69     60.0     17     10.5      5     1.0
                                                         --     ----     --     ----     --     ---
Combined Total........................................   77     63.4     24     14.4      5     1.0
                                                         ==     ====     ==     ====     ==     ===

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

CONTROL OVER PRODUCTION ACTIVITIES

     The Company operated 332 of the 414 producing wells in which it owned an interest as of December 31, 1999. The non-operated properties are operated by unrelated third parties pursuant to operating agreements which are generally standard in the industry. Significant decisions about operations regarding non-operated properties may be determined by the outside operator rather than by the Company. If the Company declines to participate in additional activities proposed by the outside operator under certain operating agreements, the Company will not receive revenues from, and/or will lose its interest in the activity in which it declined to participate.

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

     A large percentage of the Company's oil and natural gas sales are made to a small number of purchasers. The Company normally sells its oil under six month contracts. For the year ended December 31, 1997, Plains Marketing and Transportation accounted for 84% of the Company's oil sales, and Crosstex Energy and GPM Natural Gas Corporation accounted for 20% and 14%, respectively, of the Company's natural gas sales. For the year ended December 31, 1998, Plains accounted for 85% of the Company's oil sales, and Crosstex and Aquila Energy Marketing accounted for 23% and 26%, respectively, of the Company's natural gas sales. For the year ended December 31, 1999, Plains accounted for 90% of the Company's oil sales, and Aquila and Crosstex accounted for 21% and 17%, respectively, of the Company's natural gas sales. The agreement with Plains, entered into in 1993, provides for Plains to purchase the Company's oil pursuant to West Texas Intermediate posted prices plus a premium. The Company does not believe that the loss of any purchaser would have a material adverse effect on its business because, under prevailing market conditions, such purchaser could be replaced.

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

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons or companies may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Also, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substance released into the environment.

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

     The Resource Conservation and Recovery Act ("RCRA") and regulations promulgated thereunder govern the generation, storage, transfer and disposal of hazardous wastes. RCRA, however, currently excludes from the definition of hazardous wastes "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal energy." Because of this exclusion, many of the Company's operations are exempt from RCRA regulation. Nevertheless, the Company must comply with RCRA regulations for any of its operations that do not fall within the RCRA exclusion (such as painting activities or use of solvents). On August 8, 1998, EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. While the full impact of the rule has yet to be determined, the rule may, as of February 1999, impose increased expenditures and operating expenses on the Company, which may take on increased obligations relating to the treatment, storage, transportation and disposal of certain petroleum refining wastes that previously were not regulated as hazardous wastes. The impact would not likely be any more burdensome to the Company than to any other similarly situated company involved in oil and natural gas exploration and production.

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

COMPETITION

     The oil and gas industry is intensely competitive in all of its phases. The Company, which is a small competitive factor in the industry, encounters strong competition from major oil companies, independent oil and natural gas concerns, and individual producers and operators, many of which have financial resources, staffs, facilities and experience substantially greater than those of the Company. Furthermore, in times of high drilling activity, exploration for and production of oil and natural gas may be affected by the availability of equipment, labor, supplies and by competition for drilling rigs. The Company cannot predict the effect these factors will have on its operations. The Company owns no drilling rigs, and it is anticipated that any future drilling will be conducted by third parties. Furthermore, the oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial, and individual consumers.

OFFICE SPACE

     The Company leases approximately 25,000 square feet of office space in Dallas, Texas. The Company also leases a small amount of office space in Odessa, Texas, and Yukon, Oklahoma for its business activities.

EMPLOYEES

     At March 23, 2000, the Company had 46 full-time employees. Of these employees, six are field-related personnel. The Company does not have any collective bargaining agreements with employees and believes that relations with its employees are generally satisfactory.

ITEM 3. LEGAL PROCEEDINGS

     Other than the Bankruptcy Court proceedings, the Company is not a party to any additional material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock was traded on the Nasdaq National Market since September 1, 1995 under the symbol "NEGX". On November 9, 1998, Nasdaq notified the Company that its common stock would be delisted effective at the close of business that day for failing to meet the net tangible asset test and minimum bid price requirements set forth in NASD Marketplace Rules 4450(a)(3) and 4450(a)(5). Nasdaq also advised the Company that its common stock was immediately eligible for trading on the OTC Bulletin Board through authorized broker-dealers who had been market makers in the Company's stock during the last 30-days. The Company contacted its OTC Market Makers to notify them of Nasdaq's action and to facilitate future trading activity. The Company's common stock currently trades on the OTC Bulletin Board under the symbol "NEGXQ". The following table sets forth for the periods indicated, the high and low closing sales prices for the Company's Common Stock, as reported on Nasdaq and/or the OTC Bulletin Board. The quotations represent prices between dealers in securities and may not include retail mark-up, mark-down, or commission and may not represent actual transactions.

                                                                COMMON STOCK
                                                                   PRICE
                                                              ----------------
                                                              HIGH        LOW
                                                              -----      -----
CALENDAR YEARS BY QUARTER
1999:
  First.....................................................  $ .27      $ .08
  Second....................................................    .13        .06
  Third.....................................................    .14        .06
  Fourth....................................................    .09        .02
1998:
  First.....................................................  $4.13      $2.31
  Second....................................................   2.78       1.38
  Third.....................................................   1.50        .38
  Fourth....................................................    .38        .03

     On March 23, 2000, the latest practicable date for providing price information, the last sales price for the Company's Common Stock was $.22.

HOLDERS

     As of March 23, 2000, the Company had approximately 5,000 record holders of its shares of Common Stock, including multiple nominee holders for an undetermined number of beneficial owners.

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

ANNUAL MEETING

     The Company's last annual meeting of shareholders was held on June 4, 1998, and due to the Company's bankruptcy proceeding, no meeting was held during 1999. Accordingly, the Company is in violation of its Delaware charter which requires that an annual meeting of shareholders be held each year or within thirteen months of the last annual meeting of shareholders. Such failure to hold an annual meeting of shareholders within the designated period could result in an order by the Delaware Court of Chancery compelling such a meeting if deemed appropriate. The Company anticipates that no annual meeting of shareholders will be convened until such time that the Company's bankruptcy proceeding has concluded.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial and operating data with respect to the Company as of and for each of the five years in the period ended December 31, 1999. The Company acquired significant producing oil and natural gas properties during certain of the periods presented which affects the comparability of the historical financial and operating data for the periods presented. The financial data was derived from the historical financial statements of the Company. This information is not necessarily indicative of the Company's future performance. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto of the Company included elsewhere herein.

                                                          YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------
                                           1995       1996       1997        1998         1999
                                          -------   --------   --------    ---------    ---------
                                            (IN THOUSANDS, EXCEPT FOR RATIOS AND PER UNIT DATA)
STATEMENT OF OPERATIONS DATA:(1)
Oil and natural gas sales...............  $ 7,827   $ 24,174   $ 52,417    $  38,440    $  39,300
Costs and expenses:
  Lease operating.......................    1,701      3,596      6,729        8,590        6,101
  Oil and natural gas production
     taxes..............................      416      1,285      3,139        2,504        2,095
  Depreciation, depletion and
     amortization.......................    3,171      9,901     23,205       21,311       15,889
  Writedown of oil and natural gas
     properties(2)......................       --     43,497     46,396      148,400           --
  Restructuring charges.................       --         --         --        1,869           --
  General and administrative............    1,634      2,157      4,392        6,141        4,098
                                          -------   --------   --------    ---------    ---------
     Total costs and expenses...........    6,922     60,436     83,861      188,815       28,183
                                          -------   --------   --------    ---------    ---------
Operating income (loss).................      905    (36,262)   (31,444)    (150,375)      11,117
Interest expense........................   (1,011)    (4,108)   (11,212)     (14,432)      (1,909)
Other income............................      312        308      1,032          293           --
                                          -------   --------   --------    ---------    ---------
Income (loss) before reorganization
  items, income taxes and extraordinary
  item..................................      206    (40,062)   (41,624)    (164,514)       9,208
Reorganization items:
  Professional fees and other...........       --         --         --           --       (4,727)
  Writeoff of unamortized debt premium
     and issuance costs, net............       --         --         --           --       (3,219)
  Interest earned on accumulating cash
     resulting from Chapter 11
     proceedings........................       --         --         --           --          762
                                          -------   --------   --------    ---------    ---------
Income (loss) before income taxes and
  extraordinary items...................      206    (40,062)   (41,624)    (164,514)       2,024
Income tax benefit (provision)..........       --     14,504      7,286           --           --
                                          -------   --------   --------    ---------    ---------
Income (loss) before extraordinary
  item..................................      206    (25,558)   (34,338)    (164,514)       2,024
Extraordinary loss......................     (432)      (292)        --           --           --
                                          -------   --------   --------    ---------    ---------
Net income (loss).......................  $  (226)  $(25,850)  $(34,338)   $(164,514)   $   2,024
                                          =======   ========   ========    =========    =========
Net income (loss) per common share
  before extraordinary item.............  $ (0.05)  $  (1.33)  $   (.94)   $   (4.08)   $     .05
                                          =======   ========   ========    =========    =========
Net income (loss) per common share,
  basic and diluted.....................  $ (0.09)  $  (1.34)  $   (.94)   $   (4.08)   $     .05
                                          =======   ========   ========    =========    =========

                                                          YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------
                                           1995       1996       1997        1998         1999
                                          -------   --------   --------    ---------    ---------
                                            (IN THOUSANDS, EXCEPT FOR RATIOS AND PER UNIT DATA)
CASH FLOW DATA:
Net cash provided by operating
  activities............................  $ 2,857   $ 11,788   $ 22,864    $   5,082    $  27,713
Net cash used in investing activities...  (16,726)   (49,277)   (75,826)     (53,303)      (1,038)
Net cash provided by financing
  activities............................   17,352     45,595     64,734       24,809           --
OTHER FINANCIAL DATA:
EBITDA(3)...............................  $ 4,387   $ 17,443   $ 39,189    $  19,628    $     N/A(5)
Ratio of EBITDA to interest expense.....     4.3x       4.2x       3.5x         1.4x          N/A(5)
Ratio of earnings to fixed charges(4)...     1.2x         --         --           --          N/A(5)
BALANCE SHEET DATA (AT PERIOD END):(1)
Cash and cash equivalents...............  $ 6,076   $ 14,182   $ 25,954    $   2,542    $  29,217
Working capital (deficit)...............   (2,335)    (1,582)     8,387     (197,834)(7)       N/A(6)
Total assets............................   43,491    216,199    254,361       95,002      100,358
Long-term debt..........................   13,475    100,000    166,397          N/A(7)       N/A(7)
Stockholders' equity/(deficit)..........   17,775     80,426     47,893     (116,933)    (114,906)

                                                               YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                     1995     1996     1997      1998      1999
                                                    ------   ------   -------   -------   -------
OPERATING DATA:(1)
Production:
  Oil (Mbls)......................................     283      522     1,110     1,238     1,135
  Natural gas (Mmcf)..............................   1,753    5,681    13,146    11,255     9,266
  Natural gas equivalent (Mmcfe)..................   3,454    8,811    19,807    18,685    16,078
Average sales price:
  Oil (per Bbl)...................................  $17.22   $21.70   $ 19.17   $ 12.66   $ 17.62
  Natural gas (per Mcf)...........................    1.68     2.26      2.37      2.02      2.08
Unit economics (per Mcfe):
  Average sales price.............................  $ 2.27   $ 2.74   $  2.65   $  2.06   $  2.44
  Lease operating expenses........................     .49      .41       .34       .46       .38
  Oil and natural gas production taxes............     .12      .15       .16       .13       .13
  Depreciation, depletion and amortization(8).....     .92     1.12      1.17      1.14       .99
  General and administrative......................     .47      .24       .22       .33       .25

---------------

(1) Reflects the revenues, results of operations, and production subsequent to the dates of acquisitions of various oil and natural gas properties that affect the comparability of the data presented. In August 1996, the Company completed the Merger with Alexander.

(2) The results of operations for the year ended December 31, 1996 include a writedown of oil and natural gas properties of approximately $43.5 million ($28.3 million net of deferred income taxes), in accordance with the full cost method of accounting, which resulted from the Merger with Alexander. The results of operations for the year ended December 31, 1997 included a writedown of oil and natural gas properties of approximately $46.4 million ($37.5 million, net of deferred income taxes) in accordance with the full cost method of accounting. The results of operations for the year ended December 31, 1998, include writedowns of oil and natural gas properties of approximately $148.4 million in accordance with the full cost method of accounting.

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

(4) For the purposes of calculating the ratio of earnings to, or deficiency of earnings over, fixed charges, earnings consist of income before extraordinary items and income taxes plus fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, the interest component of rent expense, and amortization of debt premium, discount and financing costs. The deficiency of earnings over fixed charges for the years ended December 31, 1996, 1997 and 1998, were approximately $40.0 million, $44.2 million, and $167.9 million, respectively.

(5) Due to the discontinuance of the accrual of interest on the Company's unsecured Senior Notes during the Bankruptcy proceeding, these measurements are not meaningful for the year ended December 31, 1999 and have not been presented.

(6) Due to the Chapter 11 proceedings, these measurements are not meaningful for the year ended December 31, 1999 and have not been presented. See Notes 1, 4 and 5 of Notes to Consolidated Financial Statements.

(7) The principal and interest outstanding under the Senior Notes and credit facility was classified as current at December 31, 1998. Due to the Chapter 11 proceedings, this measurement is not meaningful as of December 31, 1999 and has not been presented. See Note 5 of Notes to Consolidated Financial Statements.

(8) Excludes the effects of the full cost ceiling writedowns discussed in Note 2 above.

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

     On December 4, 1998, certain of the holders of the Senior Notes of the Company filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed, in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. As a result of the Chapter 11 proceeding, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock. Approximately $17.7 million additional interest expense would have been recognized by the Company for 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

     On August 4, 1999, the Company and the Committee appeared before the Bankruptcy Court and announced agreement on the process for marketing the Company and/or its assets. The marketing process culminated in an auction conducted by the Bankruptcy Court on November 1, 1999. At the auction, bidding on the Company's oil and gas properties, exclusive of the Company's Lake Mongoulois and Mustang Island properties, ultimately ended at a high bid of $96.25 million given by Arnos. The Committee, after review, concluded that it would recommend to the Court that it accept the high bid of $96.25 million. An order accepting Arnos as the highest bidder was signed by the Court on November 16, 1999. Arnos filed a motion to close the Purchase and Sale Agreement ("Arnos PSA") into escrow pending (i) the Court's confirmation of a plan of reorganization or (ii) in the event a plan of reorganization is not confirmed, a court ordered closing of the sale of the properties to Arnos. On or about January 28, 2000 the substantive purchase and sale closing documents were delivered into the registry of the Court, however, the closing of the Arnos PSA is still pending as noted. The Court approved this motion and ordered Arnos to pay into the Court's registry the sum of $61.625 million which equals the purchase price of $96.25 million less a previously escrowed deposit of $9.625 million and the principal balance of $25 million outstanding under the Company's secured credit facility with Arnos.

     On February 28, 2000, the Committee Disclosure Statement and Committee Plan were filed with the Court. The Committee Plan provides for (i) the possibility of a limited continuation of the Company's oil and gas business operations; (ii) the creation of a creditors trust to which will be transferred substantially all of the cash and cash equivalents remaining in the Company, the funds held in the Registry of the Court from the auction of the Company's properties, and all causes of action for the payment and primary benefit of certain allowed administrative, tax, priority and miscellaneous secured and unsecured creditors; and (iii) payment in full of the secured claims. Both the Committee Plan and Committee Disclosure Statement are subject to amendment, and a hearing in the Bankruptcy Court on the Committee Disclosure Statement is scheduled on April 17, 2000.

     On March 14, 2000, the Company Disclosure Statement and Company Plan were filed with the Court. The Company Plan provides for (i) continuation of the Company's oil and gas business operations; (ii) payment in full of all secured claims, including the Arnos secured claim in the amount of $25 million, plus interest as may be due; (iii) payment of a cash sum not to exceed $10,000 to certain classes of claimants involved in litigation with the Company if such class accepts the Company's Plan or, alternatively, if rejected by such class, cash in the amount of 56.5% of any Allowed Claim in such class; (iv) acquisition by Arnos of any Senior Notes, not otherwise held by Arnos, in consideration of a payment equal to 56.5% of the face value of each such bond acquired, or, alternatively, a pro rata share of the cash which Senior Noteholders would receive in a liquidation, plus a pro rata beneficial interest in a creditor's trust consisting of certain causes of action, two properties of the Company and $250,000 in cash; (v) payment of a cash sum equal to 75% of any Allowed Claim to trade creditors; (vi) retention by each of the preferred and common shareholder equity interests; provided that both the preferred and common equity interests may, at the option of Arnos, be deemed cancelled and reissued to holders in a form to be determined by Arnos; (vii) purchase by Arnos, or an affiliate of Arnos, of additionally issued shares of the reorganized Company's common stock to the extent that Arnos or its affiliate shall own up to 49% of all the issued and outstanding Common Stock of the reorganized Company; and (viii) amendment to the Senior Notes Indenture. Both the Company Plan and Company Disclosure Statement are subject to amendment, and a hearing in the Bankruptcy Court on the Company Disclosure Statement is scheduled on April 20, 2000.

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's prior losses from operations and the related Chapter 11 proceeding raise concern about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) confirmation of a plan of reorganization under the Bankruptcy Code which provides for continuation of the Company's oil and gas operations, (ii) the ability to achieve profitable operations after such confirmation and (iii) the ability to generate sufficient cash from operations to meet its obligations.

OVERVIEW

     The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control, including seasonal price fluctuation, the condition of the U.S. economy, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic governmental regulations, legislation and policies. Commodity prices have increased during 1999 as compared to 1998 which has had a positive effect on the Company's revenues, profitability and cash flows.

RESULTS OF OPERATIONS

OVERVIEW OF PRODUCTION, SALES AND UNIT ECONOMICS

     The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and costs and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1997      1998      1999
                                                     -------   -------   -------
Net production:
  Oil (Mbbls)......................................    1,110     1,238     1,135
  Natural Gas (Mmcf)...............................   13,146    11,255     9,266
  Natural Gas Equivalent (Mmcfe)...................   19,807    18,685    16,078
Oil and natural gas sales (in thousands):
  Oil..............................................  $21,276   $15,673   $20,006
  Natural gas......................................   31,141    22,767    19,294
                                                     -------   -------   -------
          Total....................................  $52,417   $38,440   $39,300
                                                     =======   =======   =======
Average sales price:
  Oil (per Bbl)....................................  $ 19.17   $ 12.66   $ 17.62
  Natural gas (per Mcf)............................     2.37      2.02      2.08
Unit economics (per Mcfe):
  Average sales price..............................  $  2.65   $  2.06   $  2.44
  Lease operating expenses.........................      .34       .46       .38
  Oil and gas production taxes.....................      .16       .13       .13
  Depletion rate (excluding writedowns)............     1.11      1.06       .91
  General and administrative.......................      .22       .33       .25

YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     Revenues. Total revenues increased by $.9 million (2.3%) to $39.3 million for 1999 from $38.4 million in 1998. The increase in revenues is due to the increase in oil and gas prices from the same period in 1998. Average natural gas prices increased $.06 per Mcf to $2.08 per Mcf for 1999 from $2.02 for 1998, and average oil prices increased $4.96 per barrel to $17.62 per barrel for 1999 from $12.66 for 1998. The increase in average prices increased 1999 revenues by approximately $6.2 million compared to 1998.

     In 1999, the Company produced 1,135 Mbbls of oil, a decrease of 8.3% compared to 1,238 Mbbls in 1998, and the Company produced 9,266 Mmcf of natural gas in 1999, a decrease of 17.7% from 11,255 Mmcf in the same period of 1998. The decrease in oil and gas production was caused by natural production declines. The Company's ability to offset these natural production declines through its drilling and exploration program was limited during 1999 due to Bankruptcy Court restrictions. The reduction in oil production was partially offset by the successful drilling and completion of the State Lease #2102 well at the Company's East Bayou Sorrel area which came on line in October of 1998. The Company expects production to continue to decline unless replaced through drilling, workovers, recompletions and/or acquisitions.

     Costs and Expenses. Lease operating expenses decreased $2.5 million (29.1%) to $6.1 million for 1999 from $8.6 million in 1998 primarily due to the Company's efforts to reduce and control these costs. Lease operating expenses per Mcfe decreased to $.38 for 1999 from $.46 for 1998 due to the 29.1% decrease in lease operating expenses which more than offset the 14.0% decline in equivalent production.

     Production taxes decreased $.4 million (16.0%) to $2.1 million for 1999 compared to $2.5 million for 1998. This decrease principally resulted from tax exemptions and refunds obtained by the Company.

     Depreciation, depletion and amortization ("DD&A") decreased $5.4 million (25.4%) to $15.9 million for 1999 compared to $21.3 million for 1998. This decrease in DD&A is due to the decrease in the depletion rate per Mcfe from $1.06 in 1998 to $.91 for 1999, caused by the effects on depletion expense of the full cost ceiling writedowns recorded by the Company during 1998. Also contributing to the decline in DD&A was the decrease in overall production discussed above.

     At March 31, June 30, September 30, and December 31, 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling, resulting in non-cash writedowns of the oil and natural gas properties totaling $148.4 million for the year. These writedowns resulted primarily from the decline in oil and natural gas prices during 1998, costs incurred on unsuccessful exploratory wells drilled during such periods and unfavorable revisions to estimates of oil and gas reserves. The Company did not incur ceiling writedowns during 1999.

     During 1998, the Company recorded non-recurring restructuring charges of approximately $1.9 million for severance and related costs resulting from the restructuring of its executive management team and other personnel changes.

     General and administrative costs decreased $2.0 million (32.8%) to $4.1 million for 1999 compared to $6.1 million for 1998. The decrease in general and administrative expenses compared to 1998 was primarily due to the Company's restructuring of its management team and other personnel during 1998 as well as continuing efforts to control other costs. General and administrative costs per Mcfe decreased 24.2% to $.25 for 1999 from $.33 for 1998. This decrease per Mcfe is attributable to the decrease in general and administrative costs noted above which more than offset the decline in overall production. As discussed in Note 2 to the consolidated financial statements, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, development and exploration activities. The Company's capitalized general and administrative expenses totaled $1.9 million and $.8 million for the years ended December 31, 1998 and 1999, respectively.

     Other Income and Expenses. The decrease of $12.5 million in interest expense to $1.9 million for 1999 from $14.4 million for 1998, was due to the discontinuation of the accrual of interest on the Senior Notes due to the Chapter 11 proceeding. Approximately $17.7 million additional interest expense would have been recognized by the Company if not for the discontinuation of the interest accrual on the Senior Notes. The average balance of debt outstanding during 1999 was $190.0 million as compared to average debt outstanding of $180.6 million for 1998. The weighted average interest rate for 1999 was 8.2% for interest accrued compared to 9.9% for 1998. The decline in the weighted average interest rate is due to the discontinuation of the accrual of interest on the Senior Notes.

     Reorganization Items. During 1999, the Company incurred $4.7 million of professional fees and other expenses associated with the Chapter 11 filing. In addition, the Company wrote off a total of $3.2 million of unamortized debt issuance costs and premiums related to the Senior Notes due to the Chapter 11 proceeding, and earned approximately $761,000 in interest income on cash accumulating during the Chapter 11 proceeding.

     Net Income. Net income of $2.0 million was recognized for 1999, compared with a net loss of $164.5 million for 1998. Net income for 1999 excludes approximately $17.7 million in interest expense and includes expenses of approximately $7.2 million, net, relating to the bankruptcy proceeding, as discussed above. The net loss for 1998 included writedowns of oil and natural gas properties of $148.4 million. Excluding the effects of these amounts a net loss of $9.3 million would have been generated for 1999 compared to a net loss of $16.1 million for 1998.

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

     General and administrative costs increased $1.7 million (38.6%) to $6.1 million compared to $4.4 million for 1997. The increase in general and administrative expenses compared to 1997 was primarily due to increased personnel and office space due to the increase in the scope of the Company's operations. In 1998, in an effort to reduce general and administrative costs the Company restructured its executive management team and other personnel. The Company also renegotiated its office lease and implemented other cost cutting strategies. The Company's capitalized general and administrative expenses totaled $1.6 million and $1.9 million for the years ended December 31, 1997 and 1998, respectively. General and administrative costs per Mcfe increased 50.0% to $.33 for 1998 from $.22 for 1997. This increase per Mcfe is attributable to the decrease in production, combined with additional general and administrative costs noted above.

     Other Income and Expenses. The increase of $3.2 million in interest expense to $14.4 million for 1998 from $11.2 million for 1997, was due to the issuance of the Series C Notes in August 1997, and interest on borrowings under the credit facility, partially offset by an increase of $.8 million of interest costs which were capitalized during 1998 related to the Company's unproved oil and natural gas properties. The average balance of debt outstanding during 1998 was $180.6 million as compared to average debt outstanding of $133.4 million for 1997. The weighted average interest rate for 1998 was 9.9% compared to 10.3% for 1997. As of December 4, 1998, the Company discontinued the accrual of interest on unsecured liabilities subject to compromise, which primarily consisted of the Senior Notes, as a result of filing the Involuntary Petition. Approximately $1.3 million additional interest expense would have been recognized by the Company if not for the discontinuation of the interest accrual on the Senior Notes.

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

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     Net cash provided by operating activities was $27.7 million for the year ended December 31, 1999, compared to $5.1 million for the same period in 1998. The increase in cash flow from operating activities is due, in part, to the increase in income from operations before non-cash charges, resulting from increased oil and gas revenues from higher commodity prices as well as significantly lower lease operating expenses and general and administrative expenses. Also largely contributing to the increase in net cash provided by operations is the fact that the Company discontinued accruing interest on the Senior Notes as a result of the Chapter 11 proceeding.

     Net cash used by investing activities was $1.0 million for 1999 compared with $53.3 million for 1998. The cash used by investing activities for 1999 sharply declined due to the Company's discontinuation of its drilling program pursuant to Court restrictions.

     No cash was provided by financing activities during 1999 compared with $24.8 million for the same period in 1998. The net cash provided by financing activities during 1998 consisted primarily of proceeds from the credit facility.

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

FUTURE CAPITAL REQUIREMENTS

     During the period of the bankruptcy proceeding, the Company has suspended its development and exploratory drilling program. The Company has been limited in its capital expenditures to ordinary course enhancement of current production through workovers, recompletions, and other production enhancing activities deemed to be economic given current oil and gas prices. Also during the bankruptcy period, development drilling is anticipated to be limited to (i) ordinary course nonoperated wells in which we have limited working interests and in which the failure to participate may result in drainage, depletion or loss of current reserves and (ii) operated wells deemed to be economical given current oil and gas prices. Large expenditures for developmental drilling may require court approval and none are planned at this time.

     The Company currently expects that existing cash and cash flows from operations will be sufficient to fund planned capital expenditures for its existing properties through 2000. However, the Company could require additional capital to fund any large acquisitions and access to these markets could be limited due to the Chapter 11 proceeding.

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

FINANCIAL REPORTING IMPACT OF FULL COST METHOD OF ACCOUNTING

     The Company follows the full cost method of accounting for oil and natural gas properties. Under such method, the net book value of such properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. During the years ended

December 31, 1997 and 1998, the net book value of the Company's oil and natural gas properties exceeded the ceiling based on the weighted average prices of crude oil and natural gas received by the Company resulting in non-cash writedowns totaling $37.5 million, net of deferred taxes and $148.4 million, respectively. The Company had no ceiling limitation writedowns during 1999. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which will be adopted by the Company January 1, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings. The Company is currently evaluating the effect of SFAS No. 133 on its financial statements.

CHANGES IN PRICES

     The prices received by the Company for its oil and natural gas production declined dramatically during 1998. In 1998 the prices received for crude oil reached their lowest level in 50 years and were the lowest inflation-adjusted oil prices since the Depression. The Company's revenue and value of its oil and natural gas properties were adversely affected by such prices. However, oil and gas prices recovered during 1999 and had a positive effect on the results of operations for 1999. Oil and gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three years ended December 31, 1999.

YEAR 2000

     The year 2000 ("Y2K") problem arose because of computer programs which use two digits rather than four digits to define a year and which had the potential to result in errors or system failures. In prior years, the Company discussed the nature and progress of its plans to become Y2K ready. In 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. The Company's expenses during 1999 in connection with remediating its systems were nominal. The Company is not aware of any material problems resulting from Y2K issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its computer applications to ensure that any latent Y2K matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the past, the Company has utilized various derivative instruments and may do so in the future, principally to hedge the prices received for its gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities is managed by requiring minimum credit standards for counter parties, periodic settlements, and market to market valuations. The Company has not been required to provide collateral relating to hedging activities. At December 31, 1998 and 1999, the Company had no hedging or basis swap agreements outstanding.

     At December 31, 1998, the Company had entered into forward sales contracts with two purchasers covering the future production of natural gas. Deliveries under these contracts were priced based on NYMEX prices less a differential whereby the Company may fix the price for deliveries under these contracts at any time three days prior to the close of the then current contract based on the NYMEX prices at that time. The Company pays the cost of transportation of the natural gas to the delivery point specified in the contracts. At December 31, 1999, the Company was not a party to any forward sale contracts.

     The Company's exposure to interest rates relates primarily to its borrowings under its credit facility. The Company does not currently use derivatives to manage interest rate risk. Interest is payable on borrowings under the credit facility based on a floating rate. If short-term interest rates average 10% higher in 2000 than they were in 1999, the Company's interest expense would increase by approximately $225,000. This amount was determined by applying the hypothetical interest rate change to the Company's outstanding borrowings under the credit facility at December 31, 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The following table lists the name, age as of March 3, 2000 and present position with the Company for each of the Company's directors and executive officers:

NAME                                          AGE       PRESENT POSITION WITH THE COMPANY(1)
----                                          ---       ------------------------------------
Bob G. Alexander............................  66    Chairman of the Board of Directors,
                                                    President and Chief Executive Officer
Jim L. David................................  60    Director, Assistant to the President
Russell D. Glass............................  37    Director
Martin Hirsch...............................  45    Director
Robert H. Kite..............................  45    Director
Robert J. Mitchell..........................  52    Director
Jack G. Wasserman...........................  63    Director
Philip D. Devlin............................  55    Vice President, General Counsel and
                                                    Secretary
R. Kent Lueders.............................  43    Vice President, Corporate Development
Melissa H. Rutledge.........................  34    Vice President, Controller and Chief
                                                    Accounting Officer

---------------

(1) Messrs. Alexander, David and Mitchell were appointed to the Board on August 29, 1996, and Mr. Alexander was appointed President and Chief Executive Officer of the Company effective November 23, 1998. Messrs. Glass, Hirsch and Wasserman were appointed to the Board on December 1, 1998. Pursuant to the terms of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, the holders of a majority of the outstanding shares of each series have the right to appoint one member to the Company's Board of Directors at all times while such series are outstanding. Mr. Elwood Schafer, the Series C Preferred Stock appointee, resigned from the Board of Directors effective, December 31, 1998, and no new appointment has been made. Mr. Mitchell is the Series D Preferred Stock appointee. Directors generally serve for a term of one year (until the next annual meeting of shareholders) and until their successors are duly elected and qualified, or until their death, resignation or removal, at which time the Board of Directors has the authority to appoint replacements to fill any such vacancies until the next annual meeting of shareholders.

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

     Russell D. Glass. Effective December 1, 1998 Mr. Glass was appointed to the Board of Directors of the Company. Mr. Glass has been President and Chief Investment Officer of Icahn Associates Corp., a diversified investment firm, since April 1998. Since August 1998 he has also served as Vice-Chairman of Lowestfare.com, Inc., an internet travel reservations company. Previously, Mr. Glass had been a Partner in Relational Investors LLC, from 1996 to 1998, and in Premier Partners Inc., from 1988 to 1996, firms engaged in investment research and management. From 1984 to 1986 he served as an investment banker with Kidder, Peabody & Co. Mr. Glass currently serves as a Director of Automated Travel Systems, Inc., a travel industry software development firm; Cadus Pharmaceutical Corporation, a genetic pharmaceutical research company; Delicious Brands, Inc., a branded food products company; Lowestfare.com, Inc., an internet travel reservations company; and the A.G. Spanos Corporation, a national real estate development firm and owner of the NFL San Diego Chargers Football Club. Mr. Glass earned a B.A. degree in Economics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

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

     R. Kent Lueders. Effective April 13, 1998, Mr. Lueders was appointed Director of Corporate Development and in September 1998 was made a Vice President of the Company. From 1996 to 1998, Mr. Lueders was Manager of Acquisitions for Merit Energy. From 1994 to 1996, Mr. Lueders worked as a consulting evaluation engineer for RK Engineering. Prior to this Mr. Lueders was the Product Line Manager with Munro Garrett International from 1993 to 1994. From 1982 to 1993, Mr. Lueders was Manager of Engineering Services for Pacific Enterprises Oil Company (USA) where he managed the reserves, budget and engineering systems. Mr. Lueders began his career with Amoco Production Company in 1979 as an engineer working East and West Texas. He received a B.S. degree in Petroleum Engineering from the University of Missouri at Rolla in 1979.

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

     All of the Company's Executive Officers and Directors were acting in such capacity upon the granting of the United States Bankruptcy Court for the Northern District of Texas of an involuntary petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code on February 11, 1999.

     The Company had a number of Committees which were dissolved October 26, 1998 in favor of the entire Board of Directors acting en banc in all matters. Accordingly, the various Committees held no formal meetings during 1999, and all matters were handled by the Board acting en banc.

     The Board of Directors held eight (8) regular and special meetings during the year ended December 31, 1999.

     Due to the ongoing Bankruptcy Proceeding and because the Board of Directors are currently acting en banc, the Company has not yet evaluated what the effect, if any, of the recommendations contained in the report of the

Blue Ribbon Committee on Improving the Effectiveness of Corporate Audit Committees will be with respect to the Company's audit committee composition and practices.

     The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of shareholders. Each executive officer holds office until the first meeting of the Board after the annual meeting of shareholders next succeeding his or her election and until his or her successor is duly elected and qualified, or until his or her death or resignation or until he or she shall have been removed in the manner provided in the Company's bylaws. Due to the Bankruptcy Proceeding, no annual meeting of shareholders was held during 1999 and none is expected until such time that the Company's Bankruptcy Proceeding is concluded.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company has no delinquent filers and no former officers of the Company who resigned during the year ended December 31, 1999 were required to file a Form 5 for that period.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following tables set forth the cash compensation received by the Company's Chief Executive Officer and each of the next four most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 for the fiscal year ended December 31, 1999, and whose base salary plus bonus equaled or exceeded $100,000. Such tables also include option grants in the last fiscal year for such officers and aggregate option/SAR exercises during the last fiscal year and year end option/SAR values.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG TERM
                                                                   COMPENSATION AWARDS
                                                                --------------------------
                                                ANNUAL          RESTRICTED
                                           COMPENSATION(1)        STOCK       SECURITIES           ALL
                                         --------------------     AWARDS      UNDERLYING          OTHER
NAME AND PRINCIPAL POSITION       YEAR   SALARY($)   BONUS($)      ($)       OPTIONS(#)(2)   COMPENSATION($)
---------------------------       ----   ---------   --------   ----------   -------------   ---------------
Bob G. Alexander................  1999   $278,843         --          --            --          $112,500(4)
  President and Chief             1998    148,910         --          --        37,500                --
  Executive Officer(3)            1997    148,645         --          --            --                --
Jim L. David....................  1999    132,290         --          --            --                --
  Assistant to the President      1998    105,000         --          --            --           197,000(5)
                                  1997    132,500    $35,000          --        75,000                --
Philip D. Devlin................  1999    178,825         --          --            --                --
  Vice President,                 1998    193,882         --          --            --                --
  General Counsel(6)              1997    137,500     25,000     203,500(7)     60,000            50,885(8)
Melissa H. Rutledge.............  1999    111,515         --          --            --                --
  Vice President, Controller and  1998    107,000         --          --            --                --
  and Chief Accounting
     Officer(9)                   1997     80,000     15,000          --        30,000                --
R. Kent Lueders.................  1999    118,825         --          --            --                --
  Vice President, Corporate       1998     80,556         --          --        25,000                --
  Development(10)                 1997         --         --          --            --                --

---------------

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

 (3) Effective November 23, 1998, Mr. Alexander was appointed President and Chief Executive Officer of the Company.

 (4) Mr. Alexander was paid $112,500, the amount remaining on his Consulting Agreement with the Company pursuant to the acquisition of Alexander Energy, as partial compensation for his appointment as the Company's President and Chief Executive Officer in November 1998.

 (5) Mr. David's employment with the Company was terminated July 31, 1998, and these amounts were paid pursuant to a Separation Agreement with the Company. Mr. David was subsequently rehired by the Company on December 1, 1998 as an assistant to the President.

 (6) Effective March 1, 1997, Mr. Devlin was appointed Vice President and General Counsel of the Company.

 (7) Mr. Devlin was granted 50,000 shares of the Company's common stock during 1997 which was subsequently registered and had a market value of $203,500 as of December 31, 1997.

 (8) Mr. Devlin earned $50,885 as consulting fees from the Company during 1997 prior to joining the Company as an employee and officer.

 (9) Effective December 4, 1997, Ms. Rutledge was appointed Vice President of the Company and has served as its Controller and Chief Accounting Officer since August 1994.

(10) Mr. Lueders was employed by the Company April 13, 1998 and effective September 2, 1998, Mr. Lueders was appointed Vice President, Corporate Development of the Company.

OPTION/GRANTS IN LAST FISCAL YEAR

     There were no options granted by the Company to its Chief Executive Officer and the next four most highly compensated executive officers during 1999.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES

                                                                 NUMBER OF
                                                                 SECURITIES
                                                                 UNDERLYING       VALUE OF UNEXERCISED
                                                                UNEXERCISED       IN-THE-MONEY OPTIONS
                                                                 OPTIONS AT            AT FISCAL
                                      SHARES                 FISCAL YEAR-END(#)       YEAR-END($)
                                     ACQUIRED      VALUE        EXERCISABLE/          EXERCISABLE/
NAME                                ON EXERCISE   REALIZED     UNEXERCISABLE        UNEXERCISABLE(1)
----                                -----------   --------   ------------------   --------------------
                                        (#)         ($)
Bob G. Alexander(2)...............      --           --            75,000/--               --
Jim L. David(2)...................      --           --           105,000/--               --
Philip D. Devlin(2)...............      --           --            60,000/--               --
Melissa H. Rutledge(2)............      --           --            70,000/--               --
R. Kent Lueders(2)................      --           --        12,500/12,500               --

---------------

(1) Based on the closing price of the Company's common stock at December 31, 1999 of $0.03 per share.

(2) These individuals did not exercise any options during 1999.

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

During 1999, no employees participated in the Company's Stock Purchase Plan.

COMPENSATION OF DIRECTORS

     The Company compensates non-employee Board of Directors members in the amount of $1,000 for each official Board of Directors' meeting and $500 for each Board of Directors' committee meeting unless such committee meeting is held at the time of, or in conjunction with, an official Board of Directors' meeting. In addition, members of the Board of Directors have been granted stock options in past years. During 1999, no stock options were granted to directors.

     Incorp Inc. (which acts as a petroleum consultant and independent oil and gas producer) and an affiliated company of former Director, Mr. Norman Miller, was paid $35,000 for consulting services rendered to the Company by Mr. Miller during 1998, but no payments were made in 1999. Pursuant to an agreement effective as of November 11, 1994, Mr. Miller was entitled to receive $500 for each day he worked on Company matters. Incorp Inc. terminated its relationship with the Company on December 7, 1998, and Mr. Miller resigned from the Board of Directors effective February 10, 1999.

     Upon consummation of the Alexander merger, Mr. Bob G. Alexander entered into a consulting agreement with the Company for a term running from September 1996 to September 1999 at a compensation level of $150,000 per year. Effective November 23, 1998, Mr. Alexander was appointed President and Chief Executive Officer of the Company at an annual salary of $250,000 per year. In January 1999, Mr. Alexander was paid the outstanding amount of $112,500 due under his consulting agreement as partial compensation for his appointment as the Company's President and Chief Executive Officer.

     In addition, the Company pays other incidental compensation to executive officers and directors from time to time, consisting primarily of health insurance and reimbursement for travel and entertainment expenses on behalf of the Company.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     In January 1996, the Company executed an employment agreement with Melissa
H. Rutledge, Vice President, Controller and Chief Accounting Officer, which has a term of three years from the effective date of a "change in control" of the Company. In March 1997 and April 1998, respectively, the Company executed a similar employment agreement with each of Philip D. Devlin, Vice President, General Counsel and Secretary and R. Kent Lueders, Vice President, Corporate Development, (together with Ms. Rutledge's employment agreement, the "Employment Agreements"). The Employment Agreements each provide that the three-year term will continuously roll over (so that at any time during the term of such agreements there is a remaining term of three years, but in no event beyond the time the executive and/or officer reaches age 65).

     The Employment Agreements define the "change in control" to have occurred when (i) a person, entity or group becomes the beneficial owner of a majority of the securities of the Company ordinarily having the right to vote for election of directors, (ii) during any consecutive two year period, the directors at the beginning of the period (together with directors approved by a vote of 66 2/3% of such initial directors plus directors previously approved by such 66 2/3% margin) cease to constitute a majority of the Company's Board of Directors, (iii) any sale, lease, exchange or transfer of all, or substantially all, of the Company's assets occurs, or (iv) a merger or consolidation occurs with the effect that any person, entity or group, or the shareholders thereof, become the owner of securities of the surviving corporation representing a majority of the voting power of such surviving corporation for the election of directors.

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

     Pursuant to an agreement with the Company dated December 3, 1998, each of Ms. Rutledge, Mr. Devlin and Mr. Lueders agreed to terminate their existing Employment Agreements; provided that no court (including the bankruptcy court) reduces or dismisses any of the Severance Pay Benefits (described below) available to such executives pursuant to the Company's Severance Policy.

     In addition to the Employment Agreements discussed above, the Company entered into an employment agreement with Jim L. David in March 1997, then Vice President, Exploration for a two year term, commencing with the date of consummation of the merger of the Company with Alexander Energy Corporation. Under such agreement, in the event Mr. David resigned for a good reason after a "change of control" as defined above, or upon the discharge of Mr. David without cause during the employment term, Mr. David would receive severance benefits equal to the sum of (i) his annual base salary then in effect, (ii) his last annual cash bonus and (iii) the average retirement plan contributions by the Company on his behalf on a fully vested bases for the last two fiscal years, multiplied by three (3). Mr. David would also have all stock options previously granted to him become fully vested and exercisable for a three-year period (360 days) following termination. Mr. David's Employment Agreement was terminated in July, 1998 and the benefits payable under this Employment Agreement were paid and made a part of his separation agreement. Effective December 1, 1998, Mr. David was re-employed with the Company as an Assistant to the President; however, he does not have a new employment agreement in conjunction therewith.

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

Payments under the Policy shall be made to each such terminated employee on a monthly basis; provided that in the event the Company is sold pursuant to a merger or liquidation proceeding and the Eligible Participant is not offered the same or substantially similar employment, such Severance Pay Benefit shall be paid to each Eligible Participant in a lump sum. During 1999, no employees were terminated by the Company who would be eligible for Severance Pay Benefits under the Policy.

     Pursuant to an Order of the Bankruptcy Court dated September 7, 1999, the Company's Severance Policy was abated and a Court ordered Severance Program was put into effect for all employees of the Company. The Severance Program provides for contingent payments as follows: (a) a "stay-pay" component payable on the earlier of an employees termination without cause; the closing of a sale of substantially all the Company's assets or the confirmation of a Plan of Reorganization; and (b) a "severance" component, whereby upon termination any employee who does not obtain new employment, or is not offered a permanent job in Dallas, Texas for a period of at least one year at the same pay and benefits provided by the Company, shall be entitled to certain severance benefits. The Order also provided that any employee who participates in the Severance Program waives and releases any and all claims arising from any current Employment Agreement with the Company. Effective October 1, 1999, each of Ms. Rutledge, Mr. Devlin and Mr. Lueders agreed to participate in the Severance Program and void their Employment Agreements; provided that all benefits described in the Severance Program are paid to each, respectively, as prescribed. The Order further provided that Mr. Alexander and Mr. Devlin would not be entitled to any payments under the Severance Program until the earlier of (i) confirmation of a Plan of Reorganization, (ii) conversion to a Chapter 7 bankruptcy proceeding or
(iii) termination of their employment by a trustee appointed by the Court.

     In connection with the Severance Program the following payments will be made to the below listed officers of the Company upon the occurrence of the contingent event:

NAME                                                STAY-PAY   SEVERANCE
----                                                --------   ---------
Bob G. Alexander..................................  $125,000   $125,000
Philip D. Devlin..................................    90,000     90,000
R. Kent Lueders...................................    60,000     40,000
Melissa H. Rutledge...............................    57,500     38,333

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     As the Board of Directors functioned en banc on all matters during 1999, there are no reportable Compensation Committee interlocks or insider participation matters affecting the actions of the directors with respect to the business of the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Prior to its dissolution in October 1998, the Compensation Committee was composed of four Directors, including the former President and Chief Executive Officer of the Company who acted as an ad hoc member. The Compensation Committee advises the Company's Board of Directors and management concerning compensation for its executive officers. Upon dissolution of the Compensation Committee, the Board of Directors acting en banc assumed responsibility for all matters relating to compensation; provided that directors who are executive officers or employees of the Company shall abstain from all matters in which they have a vested interest. Compensation for executive officers is based on the principles that compensation must be competitive to enable the Company to motivate, attract and retain highly qualified and talented employees to lead and grow the Company's business and, at the same time, provide rewards which are closely linked to the Company's and the individual's performance.

     The Compensation Committee considers management skills, long term performance, operating results, unusual accomplishments as well as economic conditions and other external events that affect the Company's operations.

     In addition to salaries, bonuses and stock options are generally granted once annually based on performance, length of service or other noted accomplishments in helping to increase the performance, reserves and/or cash flows of the Company. Options are granted under the National Energy Group, Inc., 1996 Incentive Compensation Plan which was approved by the Board of Directors and was approved by the shareholders at the 1997 Annual Meeting. Shares have been issued annually to executives at market price on the grant date. The Board of Directors believes that the award of long-term stock options aligns the interests of the executive officers with the interests of the Company by creating value for the executives through positive results of the Company. During 1999, no bonuses were granted and no options were given to any executive officers of the Company. No severance payments were made to any executive officer whose employment with the Company terminated during 1999 and none are due and owing as a result of such termination.

     With respect to Mr. Alexander's base compensation, the Board of Directors recognized that the growth and performance of the Company is dependent on the efforts and results of its executive officers and in particular its Chief Executive Officer. Mr. Alexander's base salary was determined to reflect his increased responsibilities to the Company during the Company's period of financial instability which eventually culminated in an involuntary bankruptcy proceeding.

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

                                    [GRAPH]

                    Assumes $100 Invested On January 1, 1995
                          Assumes Dividend Reinvested
                      Fiscal Year Ending December 31, 1999

     The total cumulative return in investment (change in the year end stock price plus reinvested dividends) for each of the years for the Company, the NASDAQ Market Index and the Peer Group is based on the stock price or composite index beginning at the end of the calendar year 1995. The Company has never paid dividends on the Company's Common Stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth, to the best knowledge of the Company, information as to the ownership of the Company's Common Stock and all series of Preferred Stock held by (i) each person or entity who owns of record or who is known by the Company to own beneficially 5% or more of the outstanding shares of such stock, (ii) directors, and (iii) all directors and officers as a group, as of March 23, 2000. Except as otherwise indicated, ownership of shares by the persons named below includes sole voting and investment power held by such persons.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth as of March 23, 2000, the individuals or entities known to the Company to own more than 5% of the Company's outstanding shares of capital stock.

NAME AND ADDRESS                                                              NUMBER        PERCENT
OF BENEFICIAL OWNER                                    TITLE OF CLASS        OF SHARES    OF CLASS(1)
-------------------                                    --------------        ---------    -----------
                                            COMMON STOCK
Carl C. Icahn...................................  Common Stock               8,847,044(2)    19.2%
  114 West 47th Street
  19th Floor
  New York, NY 10036
Kayne, Anderson Investment Management, Inc......  Common Stock               4,414,068(3)     9.9%
  1800 Avenue of Stars
  Suite 1424
  Los Angeles, CA 90067
Croft-Leominster, Inc...........................  Common Stock               2,161,710(4)     5.3%
  207 E. Redwood St.
  Suite 802
  Baltimore, MD 21202

                                      SERIES B PREFERRED STOCK
Kayne, Anderson Investment Management, Inc......  Series B Preferred Stock      38,687(5)     100%
  1800 Avenue of Stars
  Suite 1424
  Los Angeles, CA 90067
Arbco Associates, L.P...........................  Series B Preferred Stock      13,928(5)      36%
  1800 Avenue of Stars
  Suite 1424
  Los Angeles, CA 90067
Offense Group Associates, L.P...................  Series B Preferred Stock      11,607(5)      30%
  1800 Avenue of Stars
  Suite 1424
  Los Angeles, CA 90067
Kayne, Anderson Non-Traditional Investments,
L.P.............................................  Series B Preferred Stock      10,832(5)      28%
  1800 Avenue of Stars
  Suite 1424
  Los Angeles, CA 90067
Opportunity Associates L.P......................  Series B Preferred Stock       2,320(5)       6%
  1800 Avenue of Stars
  Suite 1424
  Los Angeles, CA 90067

NAME AND ADDRESS                                                              NUMBER        PERCENT
OF BENEFICIAL OWNER                                    TITLE OF CLASS        OF SHARES    OF CLASS(1)
-------------------                                    --------------        ---------    -----------
                                      SERIES C PREFERRED STOCK
Kayne, Anderson Investment Management, Inc......  Series C Preferred Stock      23,000(6)     100%
  1800 Avenue of Stars
  Suite 1424
  Los Angeles, CA 90067
Arbco Associates, L.P...........................  Series C Preferred Stock       8,280(6)      36%
  1800 Avenue of Stars
  Suite 1424
  Los Angeles, CA 90067
Offense Group Associates, L.P...................  Series C Preferred Stock       7,240(6)      31%
  1800 Avenue of Stars
  Suite 1424
  Los Angeles, CA 90067
Kayne, Anderson Non-Traditional Investments,
L.P.............................................  Series C Preferred Stock       6,100(6)      27%
  1800 Avenue of Stars
  Suite 1424
  Los Angeles, CA 90067
Opportunity Associates L.P......................  Series C Preferred Stock       1,380(6)       6%
  1800 Avenue of Stars
  Suite 1424
  Los Angeles, CA 90067

                                      SERIES D PREFERRED STOCK
Carl C. Icahn...................................  Series D Preferred Stock     100,000(2)     100%
  114 West 47th Street
  19th Floor
  New York, NY 10036

                                      SERIES E PREFERRED STOCK
Kayne, Anderson Investment Management, Inc......  Series E Preferred Stock       9,500(7)     100%
  1800 Avenue of Stars
  Suite 1424
  Los Angeles, CA 90067
Foremost Insurance Company......................  Series E Preferred Stock       7,500(7)      79%
  5230 33rd Street, S.E.
  Grand Rapids, MI 49512
Topa Insurance Company..........................  Series E Preferred Stock       2,000(7)      21%
  c/o Kayne, Anderson Investment Management,
  Inc.
  1800 Avenue of Stars
  Suite 1424
  Los Angeles, CA 90067

---------------

(1) Based upon the 40,527,482 shares of Common Stock, 38,687 shares of issued and outstanding Series B Preferred Stock, 23,000 shares of issued and outstanding Series C Preferred Stock, 100,000 shares of issued and outstanding Series D Preferred Stock and 9,500 shares of issued and outstanding Series E Preferred Stock that are outstanding as of April 20, 1999. For each person or group, the percentages are calculated on the basis of the amount of outstanding securities of the particular class plus any securities that such person or group has the right to acquire within 60 days of March 23, 2000 pursuant to options, warrants, conversion privileges or other rights.

(2) High River Limited Partnership, the record owner of these shares, is a Delaware limited partnership, and has pledged these shares to ING Capital. Riverdale Investors Corp., Inc. is a Delaware corporation and is the general partner of High River. Mr. Carl C. Icahn is the sole stockholder and a director of Riverdale. Riverdale's principal business address is 90 South Bedford Road, Mount Kisco, New York 10549, and Mr. Icahn's principal business address is c/o Icahn Associates Corp., 114 West 47th Street, 19th Floor, New York, New York 10036. Gascon Partners, a New York general partnership, an affiliate of Mr. Icahn, High River and Riverdale holds warrants to purchase 300,000 shares of Common Stock. High River also holds 700,000 warrants issued in August 1996 in connection with the Company's acquisition of and merger with Alexander Energy Company. The ownership figures in the table assume that all the shares of Series D Preferred Stock are converted and warrants for 1,000,000 shares of Common Stock are exercised. Riverdale and Mr. Icahn, by virtue of their relationships to High River and Gascon, may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Exchange Act) the shares which High River directly beneficially owns and the shares which Gascon has warrants to purchase. Each of Riverdale and Mr. Icahn disclaims beneficial ownership of such shares for all other purposes. Mr. Robert J. Mitchell has been appointed a director of the Company as the representative of the holders of the Series D Preferred Stock. Mr. Mitchell does not have dispositive or voting power over any of the shares owned by High River. Mr. Russell Glass and Mr. Martin Hirsch, directors of the Company and affiliates of High River, disclaim any beneficial ownership of these shares.

(3) Richard A. Kayne ("Kayne") is President, Chief Executive Officer and Director of Kayne Anderson Investment Management Inc. ("KAIM") and of KA Associates, Inc., a registered broker/dealer. KAIM is the general partner of KAIM Non-Traditional, L.P. ("L.P."), registered investment advisor, which is the general partner of and investment advisor to the investment partnerships referred to in this footnote. Mr. Kayne is also a limited partner in each investment partnership and a general partner on one of them. Mr. Kayne and L.P. have shared dispositive and voting power through investment partnerships for 38,687 shares of Series B Preferred Stock, 23,000 shares of Series C Preferred Stock, and 9,500 shares of Series E Preferred Stock, which may be converted at anytime into 2,380,738, 1,150,000 and 422,222 shares of Common Stock, respectively, and for warrants to purchase 217,000 shares of Common Stock. The percentage ownership figures in the table assume that all shares of Series B Preferred Stock, Series C Preferred Stock and Series E Preferred Stock are converted, the warrants to purchase 217,000 shares of Common Stock are exercised and 4,169,960 shares of Common Stock are issued, and such shares are added to the shares of Common Stock outstanding. Mr. Kayne disclaims beneficial ownership of the shares held by the investment partnerships in excess of the amount attributable to him by virtue of his direct interest as a limited or general partner and by virtue of his indirect interest in L.P.'s interest in the investment partnerships. L.P. disclaims beneficial ownership of the shares held by the investment partnerships in excess of the amount attributable to them by virtue of their percentage interest in the investment partnerships.

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

(7) Beneficial ownership of all the Series E Preferred Stock is attributed to KAIM, except with respect to Foremost Insurance Company which owns 7,500 shares of Series E Preferred Stock (convertible at any time into 333,333 shares of Common Stock) and warrants for 105,000 shares of Common Stock. Topa Insurance Company has dispositive and voting power for 2,000 shares of Series E Preferred Stock, which is convertible at any time into 88,888 shares of Common Stock and warrants for 28,000 shares of Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of the Company's capital stock as of March 23, 2000 by each of the Company's present directors and executive officers and certain other parties, and the directors and executive officers of the Company as a group, all as reported by each such person as of March 24, 2000.

NAME AND ADDRESS OF                                                        NUMBER
BENEFICIAL OWNER                                    TITLE OF CLASS        OF SHARES    % OF CLASS(1)
-------------------                                 --------------        ---------    -------------
Bob G. Alexander.............................  Common Stock                 475,002(2)      1.2%
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
Robert H. Kite...............................  Common Stock                 518,955(3)      1.3%
  6910 East Fifth Street
  Scottsdale, AZ 85251
Jim L. David.................................  Common Stock                 512,889(4)      1.3%
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
R. Kent Lueders..............................  Common Stock                 212,500(5)       --(6)
  4925 Greenville Avenue
  Suite 1400
  Dallas, Texas 75206
Philip D. Devlin.............................  Common Stock                 166,473(7)       --(6)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
Melissa H. Rutledge..........................  Common Stock                  81,800(8)       --(6)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
Robert J. Mitchell...........................  Common Stock                  50,000(9)       --(6)
  767 Fifth Avenue
  New York, NY 10153
Jack G. Wasserman............................  Common Stock                      --(10)       --(6)
  111 Broadway
  New York, NY 10006
Russell D. Glass.............................  Common Stock                      --(11)       --(6)
  767 Fifth Avenue
  New York, NY 10153

NAME AND ADDRESS OF                                                        NUMBER
BENEFICIAL OWNER                                    TITLE OF CLASS        OF SHARES    % OF CLASS(1)
-------------------                                 --------------        ---------    -------------
Martin Hirsch................................  Common Stock                      --(12)       --(6)
  767 Fifth Avenue
  New York, NY 10153
All officers and directors as a group (10      Common Stock               2,017,619(13)      5.0%
  people)....................................
All officers and directors as a group (10      Series B Preferred Stock
  people)....................................
All officers and directors as a group (10      Series C Preferred Stock
  people)....................................
All officers and directors as a group (10      Series D Preferred Stock
  people)....................................
All officers and directors as a group (10      Series E Preferred Stock
  people)....................................

---------------

 (1) As of March 23, 2000 there were 40,527,482 shares of the Company's common stock outstanding.

 (2) Includes 340,000 shares held directly by Mr. Alexander and 60,002 shares owned by Mr. Alexander's wife, Donna Ports Alexander, and immediately exercisable options to purchase 75,000 shares. Mr. Alexander disclaims any beneficial interest in the shares owned by his wife.

 (3) Robert H. Kite is Chief Operating Officer and a 33.0% beneficial owner of KFT, Ltd. and may be deemed to be the beneficial owner of shares held by KFT, Ltd. KFT, Ltd. holds 176,297 shares and Mr. Kite holds 257,658 shares directly and immediately exercisable options to purchase 85,000 shares.

 (4) Includes 407,889 shares held directly by Mr. David and immediately exercisable options to purchase 105,000 shares.

 (5) Includes 200,000 shares held directly by Mr. Lueders and immediately exercisable options to purchase 12,500 shares, but does not include options to purchase 12,500 shares which are not yet exercisable.

 (6) Less than one percent.

 (7) Includes 106,473 shares of Common Stock held directly by Mr. Devlin and immediately exercisable options to purchase 60,000 shares.

 (8) Includes 11,800 shares held directly by Ms. Rutledge and immediately exercisable options to purchase 70,000 shares.

 (9) Includes immediately exercisable options to purchase 50,000 shares, and Mr. Mitchell disclaims any beneficial ownership of stock attributable to High River.

(10) Mr. Wasserman holds no stock or options of the Company.

(11) Mr. Glass holds no stock or options of the Company and disclaims beneficial ownership of any stock attributable to High River.

(12) Mr. Hirsch holds no stock or options of the Company and disclaims beneficial ownership of any stock attributable to High River.

(13) Includes a total of 1,560,119 shares held directly or indirectly by the executive officers and directors and options and warrants to purchase 457,500 shares which are immediately exercisable or exercisable within 60 days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into an agreement in 1997 (the "IAC Agreement") with Icahn Associates Corp. ("IAC"), an affiliate of Mr. Carl C. Icahn, who is a beneficial owner of more than 5% of the Company's Common Stock. Pursuant to the IAC Agreement, IAC committed and subsequently spent $10 million to participate for specified interests in each of the prospects generated or acquired by the Company through September 30, 1998. Each party is entitled to certain rights of first refusal in the event that the other party decides to sell all or part of its participation interest in a prospect in which both parties are participating. As partial consideration for IAC's obligations under the participation agreement, the Company has also granted Gascon Partners, an affiliate of IAC, certain warrants, which became exercisable prior to December 31, 1997 and will expire July 11, 2002, to purchase 300,000 shares of Common Stock at an exercise price of three dollars ($3.00) per share.

     Effective December 22, 1998, the Company's credit facility and related $25 million outstanding balance was assigned jointly by Bank One Texas, N.A. and Credit Lyonnais New York Branch Bank to Arnos Corp., another affiliate of Mr. Carl C. Icahn. During 1999 the Company has paid fees and interest associated with the credit facility in the amount of $2.1 million to Arnos Corp. Pursuant to a Bankruptcy Court ordered auction sale on November 1, 1999 of the Company's oil and gas properties, Arnos Corp. acquired substantially all of such properties for a purchase price of $96.25 million, which has been deposited into the registry of the Bankruptcy Court with a final closing pending (i) the Court's confirmation of a plan of reorganization or (ii) in the event a plan of reorganization is not confirmed, a court ordered closing of the sale of the properties to Arnos. The Court approved this motion and ordered Arnos to pay into the Court's registry the sum of $61.25 million which equals the purchase price of $96.25 million less the previously escrowed deposit of $9.625 million and the principal balance of $25 million outstanding under the Arnos credit facility.

     During the year ended December 31, 1999, the Company sold $18.2 million, or 90.1% of the Company's total oil sales to Plains. KAIM and investment partnerships associated with KAIM, and other accounts managed by affiliates of KAIM, own on a fully diluted basis approximately 27.82% of the issued and outstanding shares of Common Stock of Plains Resources, Inc. The Company has agreements with Plains that were entered into in 1993 pursuant to which Plains purchases oil produced from the major oil-producing properties which the Company operates, at West Texas Intermediate posted prices plus a premium. The premium is based on Plains purchasing substantially all the production of the Company. Sales to Plains will account for a significant percentage of the Company's total oil and natural gas sales in 2000.

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

        1. Financial Statements: See Index to Financial Statements and Financial Statement Schedules on page F-1 of this report.

        2. Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedules on page F-1 of this report.

        3. Exhibits: The following documents are filed as exhibits to this report:

              2.1    Agreement and Plan of Merger, dated June 6, 1996, among the
                     Company, NEG-OK, Inc. ("NEG OK"), and Alexander Energy
                     Corporation ("Alexander")(1)
              2.2 First Amendment to Agreement and Plan of Merger, dated as of June 20, 1996, among the Company, NEG-OK and Alexander(2)
              2.3 Mutual Waiver Agreement dated as of August 29, 1996 by and among the Company, NEG-OK and Alexander(3)
              2.4 Debtor's Joint Disclosure Statement under Section 1125 of the Bankruptcy Code Regarding Debtor's Joint Plan of
                     Reorganization under Chapter 11 of the Bankruptcy Code dated
                     March 14, 2000(20)
              2.5    Debtors Joint Plan of Reorganization under Chapter 11 of the
                     Bankruptcy Code dated March 14, 2000(20)
              2.6    Joint Disclosure Statement under Section 1125 of the
                     Bankruptcy Code with Respect to the Plan of Reorganization proposed by the Official Committee of Unsecured Creditors dated February 28, 2000(20)
              2.7    Plan of Reorganization Submitted by the Official Committee
                     of Unsecured Creditors dated February 28, 2000(20)
              3.1    Certificate of Incorporation of the Company, which includes the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 20, 1990(4), the Certificate of Elimination of the Redeemable Convertible
                     Preferred Stock, Series A of the Company, filed with the office of the Secretary of State of the State of Delaware on June 2, 1994(3), the Certificate of Amendment of Certificate of Incorporation of the Company, filed with the office of the Secretary of State of the State of Delaware on August
                     29, 1996(3), the Certificate of Designations of the Company of 10% Cumulative Convertible Preferred Stock, Series B(5), the Certificate of Designations of the Company of 10 1/2%
                     Cumulative Convertible Preferred Stock, Series C(6), the
                     Certificate of Designations of the Company of Convertible
                     Preferred Stock, Series D(3), and the Certificate of
                     Designations of the Company of Convertible Preferred Stock,
                     Series E(3)
              3.2    By-laws of the Company(4)
              4.1    Certificate of Designations of the Company of 10% Cumulative
                     Convertible Preferred Stock, Series B(5)
              4.2    Certificate of Designations of the Company of 10 1/2%
                     Cumulative Convertible Preferred Stock, Series C(6)
              4.3    Certificate of Designations of the Company of Convertible
                     Preferred Stock, Series D(3)
              4.4    Certificate of Designations of the Company of Convertible
                     Preferred Stock, Series E(3)
              4.5    Indenture dated as of November 1, 1996, among the Company,
                     National Energy Group of Oklahoma, Inc. (the "Guarantor"), formerly NEG-OK, and Bank One, Columbus, N.A.(7)

              4.6    Indenture dated August 21, 1997, among the Company and Bank
                     One, N.A.(14)
              4.7    Instrument of Resignation, Appointment and Acceptance, dated
                     October 23, 1998, between the Company, Bank One, N.A. and
                     Norwest Bank Minnesota, N.A.(19)
              10.1 Crude Oil Purchase Contract, dated November 30, 1992, between the Company and Plains Liquids Transport Inc.(8)
              10.2   Amendment to Crude Oil Purchase Contract, dated November 17,
                     1993, between the Company and Plains Liquids Transport,
                     Inc.(5)
              10.3 Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and Transportation Inc. and the predecessor contract, the Crude Oil Purchase Contract, dated November 12, 1991, between Sunnybrook Transmission,
                     Inc. and TriSearch Inc.(8)
              10.4   Agreement for Purchase and Sale (Mustang Island) dated April
                     20, 1995, between the Company and Sierra Mineral
                     Development, L.C.(6)
              10.5   Agreement for Purchase and Sale (Oak Hill) dated April 12,
                     1995, between the Company and Sierra 1994 I Limited
                     Partnership(6)
              10.6 Stock Purchase Agreement, dated as of June 14, 1995, among the Company, Arbco Associates L.P., Offense Group Associates
                     L.P., Kayne, Anderson Nontraditional Investments L.P., and
                     Opportunity Associates L.P.(6)
              10.7   High River Limited Partnership Warrant to purchase 700,000 shares of Common Stock, dated August 29, 1996(3)
              10.8 Form of Series E Investors' Warrants to purchase an aggregate 350,000 shares of Common Stock, dated August 29,
                     1996(3)
              10.9   Gascon Partners Warrant to Purchase 300,000 shares of the
                     Company's Common Stock(13)
              10.10  Prudential Securities Incorporated Warrant to Purchase
                     100,000 shares of the Company's Common Stock(3)
              10.11  Gaines Berland, Inc. Warrant to Purchase 300,000 shares of the Company's Common Stock dated August 29, 1996(3)
              10.12  Gaines Berland, Inc. Warrant to Purchase 700,000 shares of the Company's Common Stock dated August 29, 1996(3)
              10.13 Executive Employment Agreement, dated January 1, 1996, between the Company and Miles D. Bender(9)
              10.14  Separation Agreement, dated November 24, 1998, between the
                     Company and Miles D. Bender(19)
              10.15 Executive Employment Agreement, dated January 1, 1996, between the Company and Melissa Rutledge(9)
              10.16 Separation Agreement between the Company and Robert A. Imel dated October 31, 1997(15)
              10.17  Separation Agreement, dated May 18, 1998, between the
                     Company and William T. Jones(17)
              10.18 Executive Employment Agreement, dated June 6, 1996, between the Company and Jim L. David(1)
              10.19 Executive Employment Agreement dated March 20, 1997, between the Company and Philip D. Devlin(10)
              10.20  Separation Agreement, dated May 19, 1998, between the
                     Company and Gene W. Anderson(19)

              10.21  Executive Employment Agreement dated August 25, 1997, between the Company and C. Dewayne Cravens(19)
              10.22  Separation Agreement, dated May 18, 1998, between the
                     Company and C. Dewayne Cravens(19)
              10.23 Executive Employment Agreement, dated January 29, 1998, between the Company and Fred R. Miller(15)
              10.24 Executive Employment Agreement, dated March 5, 1998, between the Company and Chuck Elsey(16)
              10.25 Termination Notice and Agreement, dated October 28, 1998, between the Company and Chuck Elsey(19)
              10.26 Executive Employment Agreement, dated April 13, 1998, between the Company and Kent Lueders(16)
              10.27 Executive Employment Agreement, dated June 1, 1998, between the Company and Leslie Wylie(17)
              10.28  National Energy Group, Inc. 1996 Incentive Compensation
                     Plan(11)
              10.29  National Energy Group, Inc. Employee Stock Purchase Plan(12)
              10.30  National Energy Group, Inc. Employee Severance Policy(19)
              10.31  Agreement dated January 1, 1996 between the Company and
                     Sandefer Oil & Gas, Inc.(1)
              10.32  Consulting Agreement dated January 1, 1996 between Sandefer
                     Oil & Gas, Inc. and Potosky Oil & Gas, Inc. and Atocha
                     Exploration, Inc.(1)
              10.33  Memorandum of Amendment dated March 27, 1997 amending (i)
                     Agreement dated January 1, 1996 between the Company and
                     Sandefer Oil & Gas, Inc. and (ii) Consulting Agreement dated
                     January 1, 1996 between Sandefer Oil & Gas, Inc. and Potosky
                     Oil & Gas, Inc. and Atocha Exploration, Inc.(15)
              10.34  First Amendment dated April 15, 1997 to (i) Agreement dated
                     January 1, 1996 between the Company and Sandefer Oil & Gas,
                     Inc. and (ii) Consulting Agreement dated January 1, 1996 between Sandefer Oil & Gas, Inc. and Potosky Oil & Gas, Inc.
                     and Atocha Exploration, Inc.(15)
              10.35 Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and the Company, NEG-OK and Boomer Marketing Corporation
                     ("Boomer")(3)
              10.36  $50,000,000 Revolving Note dated August 29, 1996 payable to
                     Bank One(3)
              10.37  $50,000,000 Revolving Note dated August 29, 1996 payable to
                     Credit Lyonnais(3)
              10.38  Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                     Bank One, Texas, N.A.(19)
              10.39  Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                     Credit Lyonnais New York Branch(19)
              10.40 Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(3)
              10.41 Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(3)
              10.42 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(3)
              10.43 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(3)
              10.44  First Amendment to Restated Loan Agreement dated October 31,
                     1996 among Bank One and Credit Lyonnais and the Company,
                     Guarantor and Boomer(9)
              10.45  Second Amendment to Restated Loan Agreement dated October
                     31, 1996, among Bank One and Credit Lyonnais and the
                     Company, Guarantor and Boomer(10)

              10.46  Third Amendment to Restated Loan Agreement dated October 31,
                     1996, among Bank One and Credit Lyonnais and the Company,
                     Guarantor and Boomer(10)
              10.47  Fourth Amendment to Restated Loan Agreement dated October
                     31, 1996, among Bank One and Credit Lyonnais and the
                     Company, Guarantor and Boomer(15)
              10.48 Multi-State Assignment Agreement dated December 22, 1998 between Bank One, Texas, N.A., Credit Lyonnais New York
                     Branch and Arnos Corp.(19)
              10.49  Multi-State Assignment Agreement, LaFourche Parish,
                     Louisiana, dated December 22, 1998, between Bank One, Texas,
                     N.A., Credit Lyonnais New York Branch and Arnos Corp.(19)
              10.50  Multi-State Assignment Agreement, Iberville Parish,
                     Louisiana, dated December 22, 1998, between Bank One, Texas,
                     N.A., Credit Lyonnais New York Branch and Arnos Corp.(19)
              10.51 Oklahoma Assignment Agreement, dated December 22, 1998, between Bank One, Texas, N.A., Credit Lyonnais New York
                     Branch and Arnos Corp.(19)
              10.52  Arnos Corporation Letter dated December 23, 1998(19)
              10.53  Purchase and Sale Agreement between National Energy Group,
                     Inc. as Seller and Arnos Corporation as buyer dated November
                     1, 1999(20)
              12.1   Computation of Ratio of Earnings to Fixed Charges(20)
              23.1   Consent of Ernst & Young LLP, Independent Auditors(20)
              23.2   Consent of Netherland Sewell & Associates, Inc., Independent
                     Engineers(20)
              24.1   Power of Attorney (included in signature pages to this Form
                     10-K)(20)
              27.1   Financial Data Schedule(20)
              99.1   Order of Bankruptcy Court Granting Relief on Involuntary
                     Petition(19)
              99.2   Order of Bankruptcy Court Implementing Auction Sale
                     Closing(20)

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

(15) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(18) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 8, 1999.

(19) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(20) Filed herewith.

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

     Net Acres or Net Wells -- The sum of the fractional Working Interests owned in Gross Acres or Gross Wells.

     NYMEX -- New York Mercantile Exchange.

     Oil, Gas and Mineral Lease -- An instrument by which a mineral fee owner grants to a lessee the right for a specific period of time to explore for oil and natural gas underlying the lands covered by the lease and the right to produce any oil and natural gas so discovered generally for so long as there is production in economic quantities from such lands.

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

                         NATIONAL ENERGY GROUP, INC.
                                       By: /s/ Bob G. Alexander                           March 30, 2000
                           -------------------------------------------------
                                           Bob G. Alexander
                                 President and Chief Executive Officer

                                      By: /s/ Melissa H. Rutledge                         March 30, 2000
                           -------------------------------------------------
                                          Melissa H. Rutledge
                            Vice President, Principal Financial Officer and
                                              Controller

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on March 30, 2000.


             /s/ Bob G. Alexander                President, Chief Executive Officer and
----------------------------------------------   Director
               Bob G. Alexander

               /s/ Jim L. David                  Assistant to President and Director
----------------------------------------------
                 Jim L. David

             /s/ Russell D. Glass                Director
----------------------------------------------
               Russell D. Glass

              /s/ Martin Hirsch                  Director
----------------------------------------------
                Martin Hirsch

              /s/ Robert H. Kite                 Director
----------------------------------------------
                Robert H. Kite

            /s/ Robert J. Mitchell               Director
----------------------------------------------
              Robert J. Mitchell

            /s/ Jack G. Wasserman                Director
----------------------------------------------
              Jack G. Wasserman

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 1998, and
  1999......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998, and 1999.........................  F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998, and 1999.........................  F-5
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1997, 1998, and 1999.....  F-6
Notes to Consolidated Financial Statements..................  F-7

FINANCIAL STATEMENT SCHEDULES

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National Energy Group, Inc.

     We have audited the accompanying consolidated balance sheets of National Energy Group, Inc., as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Energy Group, Inc., at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, on February 11, 1999, the United States Bankruptcy Court granted an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. This matter raises substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

Dallas, Texas
March 23, 2000

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                          CONSOLIDATED BALANCE SHEETS
                                    (NOTE 1)

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1998            1999
                                                              -------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   2,542,235   $  29,216,751
  Marketable securities.....................................        339,250         342,937
  Accounts receivable -- oil and natural gas sales..........      5,030,155       5,057,904
  Accounts receivable -- joint interest and other...........      1,918,411         490,339
  Other.....................................................      1,905,050       1,411,783
                                                              -------------   -------------
     Total current assets...................................     11,735,101      36,519,714
Oil and natural gas properties, at cost (full cost method):
  Subject to ceiling limitation.............................    327,459,034     327,330,494
  Accumulated depreciation, depletion, and amortization.....   (251,712,879)   (266,282,860)
                                                              -------------   -------------
  Net oil and natural gas properties........................     75,746,155      61,047,634
Other property and equipment................................      2,601,163       2,495,606
Accumulated depreciation....................................       (989,905)     (1,361,349)
                                                              -------------   -------------
  Net other property and equipment..........................      1,611,258       1,134,257
Other assets and deferred charges, net......................      5,909,344       1,656,521
                                                              -------------   -------------
     Total assets...........................................  $  95,001,858   $ 100,358,126
                                                              =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
  Current liabilities:
     Accounts payable -- trade..............................  $   2,019,114   $   4,437,802
     Accounts payable -- revenue............................      4,446,696       2,545,610
     Credit facility........................................     25,000,000      25,000,000
     Accrued interest on credit facility....................        280,160              --
     Senior Notes including unamortized issuance premium....    166,238,513              --
     Accrued interest on Senior Notes.......................     10,537,601              --
     Current portion of gas prepayments.....................        485,845              --
     Other..................................................        561,049              --
                                                              -------------   -------------
          Total current liabilities.........................    209,568,978      31,983,412
Long-term liabilities:
  Gas balancing and prepayments.............................      2,052,691              --
  Other.....................................................        312,957              --
Liabilities subject to compromise:
  Accounts payable -- trade.................................             --       2,154,158
  Accounts payable -- revenue...............................             --       2,879,469
  Senior Notes..............................................             --     165,000,000
  Accrued interest on Senior Notes..........................             --      10,537,601
  Gas balancing and prepayments.............................             --       2,685,645
  Other.....................................................             --          23,341
                                                              -------------   -------------
     Total liabilities subject to compromise................             --     183,280,214
Commitments and contingencies (Note 6)
Stockholders' equity (deficit):
  Convertible preferred stock, $1.00 par:
     Authorized shares -- 1,000,000; Issued and outstanding
      shares -- 171,187
     Aggregate liquidation preference -- $17,118,700........        171,187         171,187
  Common stock, $.01 par value:
     Authorized shares -- 100,000,000; Issued and
      outstanding shares -- 40,527,482 at December 31, 1998
      and 1999, respectively................................        405,275         405,275
  Additional paid-in capital................................    113,089,872     113,089,872
  Unrealized loss on marketable securities, net.............       (176,094)       (172,407)
  Accumulated deficit.......................................   (230,423,008)   (228,399,427)
                                                              -------------   -------------
     Total stockholders' equity (deficit)...................   (116,932,768)   (114,905,500)
                                                              -------------   -------------
          Total liabilities and stockholders' equity
            (deficit).......................................  $  95,001,858   $ 100,358,126
                                                              =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (NOTE 1)

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1997           1998           1999
                                                       ------------   -------------   -----------
Revenues:
  Oil and natural gas sales..........................  $ 52,417,108   $  38,440,260   $39,300,183
Costs and expenses:
  Lease operating....................................     6,728,684       8,589,663     6,101,334
  Oil and natural gas production taxes...............     3,138,644       2,503,616     2,095,221
  Depreciation, depletion and amortization...........    23,205,462      21,310,754    15,889,266
  Writedowns of oil and natural gas properties.......    46,396,334     148,400,000            --
  Restructuring charges..............................            --       1,869,169            --
  General and administrative.........................     4,392,469       6,141,837     4,097,529
                                                       ------------   -------------   -----------
                                                         83,861,593     188,815,039    28,183,350
                                                       ------------   -------------   -----------
Operating income (loss)..............................   (31,444,485)   (150,374,779)   11,116,833
Other income (expense):
  Interest expense...................................   (11,211,607)    (14,431,794)   (1,908,749)
  Interest income and other, net.....................     1,031,980         292,242            --
                                                       ------------   -------------   -----------
Income (loss) before reorganization items and income
  taxes..............................................   (41,624,112)   (164,514,331)    9,208,084
Reorganization items:
  Professional fees and other........................            --              --    (4,726,587)
  Writeoff of unamortized debt premium and issuance
     costs, net......................................            --              --    (3,219,428)
  Interest earned on accumulating cash resulting from
     Chapter 11 proceedings..........................            --              --       761,512
                                                       ------------   -------------   -----------
Income (loss) before income taxes....................   (41,624,112)   (164,514,331)    2,023,581
Benefit (provision) for income taxes.................     7,285,765              --            --
                                                       ------------   -------------   -----------
Net income (loss)....................................   (34,338,347)   (164,514,331)    2,023,581
Preferred stock dividend requirements................       883,435         628,380            --
                                                       ------------   -------------   -----------
Net income (loss) applicable to common
  shareholders.......................................  $(35,221,782)  $(165,142,711)  $ 2,023,581
                                                       ============   =============   ===========
Net income (loss) per common share, basic and
  diluted............................................  $       (.94)  $       (4.08)  $       .05
                                                       ============   =============   ===========
Weighted average number of common shares outstanding,
  basic and diluted..................................    37,380,343      40,499,911    40,527,482
                                                       ============   =============   ===========

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 1)

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1997           1998           1999
                                                       ------------   -------------   -----------
OPERATING ACTIVITIES
Income (loss) from operations........................  $(41,624,112)  $(164,514,331)  $ 9,208,084
Chapter 11 proceeding reorganization costs, net......            --              --    (3,965,075)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
Depreciation and depletion...........................    22,521,612      20,374,833    15,026,217
Writedowns of oil and natural gas properties.........    46,396,334     148,400,000            --
Amortization of loan costs and issuance premium......       573,705         777,804       704,937
Amortization of deferred compensation................        39,094          42,366        59,260
Common stock, options, and warrants issued for
  services...........................................       151,365              --            --
Other................................................        11,936         290,701      (121,647)
Changes in operating assets and liabilities excluding
  effects of business acquisitions:
  Accounts receivable................................    (7,771,430)      8,581,932     1,392,085
  Other current assets...............................    (1,350,230)        194,926       640,568
  Accounts payable and accrued liabilities...........     3,915,896      (9,066,079)    4,768,533
                                                       ------------   -------------   -----------
  Net cash provided by operating activities..........    22,864,170       5,082,152    27,712,962
                                                       ------------   -------------   -----------
INVESTING ACTIVITIES
Purchases of marketable securities...................      (515,344)             --            --
Purchases of other property and equipment............    (1,910,904)       (687,613)           --
Oil and natural gas acquisition, exploration, and
  development expenditures...........................   (77,902,861)    (51,999,775)   (3,785,889)
Proceeds from sales of oil and gas properties........     5,419,581          50,881     3,357,928
Other................................................      (916,639)       (666,956)     (610,485)
                                                       ------------   -------------   -----------
  Net cash used in investing activities..............   (75,826,167)    (53,303,463)   (1,038,446)
                                                       ------------   -------------   -----------
FINANCING ACTIVITIES
Proceeds from issuance of 10 3/4% Notes due 2006,
  net................................................    64,483,206              --            --
Proceeds from issuance of other long-term debt,
  net................................................    32,978,502      30,000,000            --
Repayments of other long-term debt...................   (33,000,000)     (5,000,000)           --
Repayments of other long-term liabilities............      (776,034)        (26,918)           --
Proceeds from exercise of stock options and
  warrants...........................................     1,917,561          93,750            --
Proceeds from employee stock purchase plan...........            --          56,420            --
Preferred stock dividends............................      (786,685)       (314,185)           --
Other................................................       (82,320)             --            --
                                                       ------------   -------------   -----------
  Net cash provided by financing activities..........    64,734,230      24,809,067            --
                                                       ------------   -------------   -----------
Increase (decrease) in cash and cash equivalents.....    11,772,233     (23,411,244)   26,674,516
Cash and cash equivalents at beginning of period.....    14,182,246      25,954,479     2,542,235
                                                       ------------   -------------   -----------
Cash and cash equivalents at end of period...........  $ 25,954,479   $   2,542,235   $29,216,751
                                                       ============   =============   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash................................  $ 12,403,910   $   9,940,420   $ 2,146,295
                                                       ============   =============   ===========

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    (NOTE 1)

                                   CONVERTIBLE
                                 PREFERRED STOCK         COMMON STOCK
                                ------------------   ---------------------
                                SHARES     AMOUNT      SHARES      AMOUNT
                                -------   --------   ----------   --------
Balance at December 31,
  1996........................  242,500   $242,500   35,977,140   $359,771
  Common stock issued upon
    exercise of options and
    warrants..................       --         --      920,300      9,203
  Common stock and warrants
    issued for services and
    other.....................       --         --       82,854        829
  Common stock issued upon
    conversion of Series B, C,
    and E convertible
    preferred.................  (71,313)   (71,313)   3,500,026     35,000
  Repurchase of common
    stock.....................       --         --      (24,000)      (240)
  Preferred stock dividends...       --         --           --         --
  Unrealized loss on
    marketable securities.....       --         --           --         --
  Net loss....................       --         --           --         --
                                -------   --------   ----------   --------
Balance at December 31,
  1997........................  171,187   $171,187   40,456,320   $404,563
  Common stock issued upon
    exercise of options and
    warrants..................       --         --       25,000        250
  Common stock issued under
    employee stock purchase
    plan......................       --         --       46,162        462
  Preferred stock dividends...       --         --           --         --
  Unrealized loss on
    marketable securities.....       --         --           --         --
  Net loss....................       --         --           --         --
                                -------   --------   ----------   --------
Balance at December 31,
  1998........................  171,187   $171,187   40,527,482   $405,275
  Unrealized gain on
    marketable securities.....       --         --           --         --
  Net income..................       --         --           --         --
                                -------   --------   ----------   --------
Balance at December 31,
  1999........................  171,187   $171,187   40,527,482   $405,275
                                =======   ========   ==========   ========

                                                  GAIN
                                               (LOSS) ON                        TOTAL
                                 ADDITIONAL    AVAILABLE                    STOCKHOLDERS'
                                  PAID-IN       FOR SALE     ACCUMULATED       EQUITY
                                  CAPITAL      SECURITIES      DEFICIT        (DEFICIT)
                                ------------   ----------   -------------   -------------
Balance at December 31,
  1996........................  $110,293,386   $      --    $ (30,469,460)  $  80,426,197
  Common stock issued upon
    exercise of options and
    warrants..................     1,908,358          --               --       1,917,561
  Common stock and warrants
    issued for services and
    other.....................       782,489          --               --         783,318
  Common stock issued upon
    conversion of Series B, C,
    and E convertible
    preferred.................        36,313          --               --              --
  Repurchase of common
    stock.....................       (80,132)         --               --         (80,372)
  Preferred stock dividends...            --          --         (786,685)       (786,685)
  Unrealized loss on
    marketable securities.....            --     (28,594)              --         (28,594)
  Net loss....................            --          --      (34,338,347)    (34,338,347)
                                ------------   ---------    -------------   -------------
Balance at December 31,
  1997........................  $112,940,414   $ (28,594)   $ (65,594,492)  $  47,893,078
  Common stock issued upon
    exercise of options and
    warrants..................        93,500          --               --          93,750
  Common stock issued under
    employee stock purchase
    plan......................        55,958          --               --          56,420
  Preferred stock dividends...            --          --         (314,185)       (314,185)
  Unrealized loss on
    marketable securities.....            --    (147,500)              --        (147,500)
  Net loss....................            --          --     (164,514,331)   (164,514,331)
                                ------------   ---------    -------------   -------------
Balance at December 31,
  1998........................  $113,089,872   $(176,094)   $(230,423,008)  $(116,932,768)
  Unrealized gain on
    marketable securities.....            --       3,687               --           3,687
  Net income..................            --          --        2,023,581       2,023,581
                                ------------   ---------    -------------   -------------
Balance at December 31,
  1999........................  $113,089,872   $(172,407)   $(228,399,427)  $(114,905,500)
                                ============   =========    =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. BACKGROUND AND BANKRUPTCY FILING

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

     The Company is an independent energy company which has historically engaged in the exploration, acquisition, exploitation, development and production of oil and natural gas properties in major producing basins onshore in Texas, Louisiana, Oklahoma, Arkansas and offshore in the Gulf of Mexico.

     On December 4, 1998, certain of the holders of the Senior Notes of National Energy Group, Inc. (the "Company") filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998, after expiration of a 30-day grace period. On December 23, 1998, the Company filed, in the Bankruptcy Court, an Answer to and Motion to Dismiss the pending Involuntary Petition. The Company's Motion affirmed that it (i) was meeting its obligations and generally paying its debts as they become due, unless such debts were the basis of a bona fide dispute and (ii) had arranged with the lender under its credit facility to borrow additional funds sufficient to pay the interest due on the Senior Notes, conditioned upon the Court's dismissal of the Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999. The Order for Relief placed the Company under the protection of the Court and precluded payment of the interest on the Senior Notes until the conclusion of the Bankruptcy proceeding. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's preferred stock and any pending litigation are stayed during the Bankruptcy proceeding. The Company shall act as debtor-in-possession and will continue to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. As a result of the Chapter 11 proceeding, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock. Approximately $17.7 million additional interest expense would have been recognized by the Company for 1999 if not for the discontinuation of the interest accrual on the Senior Notes.

     On August 4, 1999, the Company and the unsecured creditors' committee (the "Committee") appeared before the Bankruptcy Court and announced agreement on the process for marketing the Company and/or its assets. The Court entered an order which provided that the Company and the Committee would employ CIBC World Markets Corp. ("CIBC") to solicit bids for sale of the Company and/or its assets. The Company assisted CIBC in assembling a data room for potential bidders to view information regarding the Company's assets. CIBC marketed the Company's assets pursuant to procedures approved by the Company, the Committee and the Court. In addition, the Court approved the retention of Netherland, Sewell & Associates, Inc. to (i) complete its reserve evaluation of the Company's oil and natural gas properties as of December 31, 1998, (ii) update the reserve evaluation as of July 1, 1999 and (iii) provide assistance to the Company, CIBC and prospective buyers during the marketing process. The marketing process culminated in an auction conducted by the Bankruptcy Court on November 1, 1999. At the auction, bidding on the Company's oil and gas properties, exclusive of the Company's Lake Mongoulois and Mustang Island properties, ultimately ended at a high bid of $96.25 million given by Arnos, Corp. ("Arnos") an affiliated subsidiary of the Company's Series D preferred stockholder. The Committee, after review, concluded that it would recommend to the Court that it accept the high bid of $96.25 million. An order accepting Arnos as the highest bidder was signed by the Court on November 16, 1999. Arnos filed a motion to close the Purchase and Sale Agreement ("Arnos PSA") into escrow pending (i) the Court's confirmation of a plan of reorganization or (ii) in the event a plan of reorganization is not confirmed, a

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. BACKGROUND AND BANKRUPTCY FILING (CONTINUED) court ordered closing of the sale of the properties to Arnos. On or about January 28, 2000 the substantive purchase and sale closing documents were delivered into the registry of the Court, however, the closing of the Arnos PSA is still pending as noted. The Court approved this motion and ordered Arnos to pay into the Court's registry the sum of $61.625 million which equals the purchase price of $96.25 million less a previously escrowed deposit of $9.625 million and the principal balance of $25 million outstanding under the Company's secured credit facility with Arnos.

     On February 28, 2000, the Committee filed with the Court a Joint Disclosure Statement ("Committee Disclosure Statement") and proposed Plan of Reorganization (the "Committee Plan"). The Committee Plan provides for (i) the possibility of a limited continuation of the Company's oil and gas business operations; (ii) the creation of a creditors trust to which will be transferred substantially all of the cash and cash equivalents remaining in the Company, the funds held in the Registry of the Court from the auction of the Company's properties, and all causes of action for the payment and primary benefit of certain allowed administrative, tax, priority and miscellaneous secured and unsecured creditors; and (iii) payment in full of the secured claims. The Committee Plan designates eight (8) classes of claims and equity interests. The Company's Senior Noteholders are deemed to be Allowed Class 6 Claims in the Committee's Plan and are entitled to their pro rata share of the remaining proceeds in the creditors trust after payment of the secured claims. Following distribution of the creditors trust fund to the various claimants, the Committee retains the right to sell the Company's remaining assets or sell to third parties the rights of the Senior Noteholders to retain between 49% and 95% of the outstanding stock of the reorganized Company in the form of newly issued additional common stock. In connection therewith, the Senior Noteholders shall have the right to elect all members of the Company's Board of Directors for a two (2) year term following the effective date of the Committee's Plan. The Committee's Plan further provides that all of the Company's preferred stock shall be converted into Common Stock at a conversion price of $.25 per share, and the existing common and preferred equity interests of the Company shall remain in existence. Neither the Company's preferred shareholders, nor the Company's common shareholders are entitled to vote on the Committee's Plan and have been deemed for all purposes to have rejected it in its entirety. Both the Committee Plan and Committee Disclosure Statement are subject to amendment, and a hearing in the Bankruptcy Court on the Committee Disclosure Statement is scheduled on April 17, 2000.

     On March 14, 2000, the Company filed with the Court a Joint Disclosure Statement ("Company Disclosure Statement") and Plan of Reorganization (the "Company Plan"). The Company Plan provides for (i) continuation of the Company's oil and gas business operations; (ii) payment in full of all secured claims, including the Arnos secured claim in the amount of $25 million, plus interest as may be due; (iii) payment of a cash sum not to exceed $10,000 to certain classes of claimants involved in litigation with the Company if such class accepts the Company's Plan or, alternatively, if rejected by such class, cash in the amount of 56.5% of any Allowed Claim in such class; (iv) acquisition by Arnos of any Senior Notes, not otherwise held by Arnos, in consideration of a payment equal to 56.5% of the face value of each such bond acquired, or, alternatively, a pro rata share of the cash which Senior Noteholders would receive in a liquidation, plus a pro rata beneficial interest in a creditor's trust consisting of certain causes of action, two properties of the Company and $250,000 in cash; (v) payment of a cash sum equal to 75% of any Allowed Claim to trade creditors; (vi) retention by each of the preferred and common shareholder equity interests; provided that both the preferred and common equity interests may, at the option of Arnos, be deemed cancelled and reissued to holders in a form to be determined by Arnos; (vii) purchase by Arnos, or an affiliate of Arnos, of additionally issued shares of the reorganized Company's common stock to the extent that Arnos or its affiliate shall own up to 49% of all the issued and outstanding common stock of the reorganized Company; and (viii) amendment to the Senior Notes Indenture. The Company's Plan further proposes that the Company's existing officers and directors shall continue as the officers and directors of the reorganized Company until otherwise replaced as provided in the Company's bylaws.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. BACKGROUND AND BANKRUPTCY FILING (CONTINUED)
Neither the Company's preferred shareholders, nor the Company's common shareholders are entitled to vote on the Company's Plan and have been deemed for all purposes to have rejected it in its entirety. Both the Company's Plan and Disclosure Statement are subject to amendment, and a hearing in the Bankruptcy Court on the Disclosure Statement is scheduled on April 20, 2000.

     Pursuant to an Order of the Bankruptcy Court dated September 7, 1999, the Company's severance policy was abated and a Court ordered severance program was put into effect for all employees of the Company ("Severance Program"). The Severance Program provides for contingent payments as follows: (a) a "stay-pay" component payable on the earlier of an employees termination without cause; the closing of a sale of substantially all the Company's assets or the confirmation of a plan of reorganization; and (b) a "severance" component, whereby upon termination any employee who does not obtain new employment, or is not offered a permanent job in Dallas, Texas for a period of at least one year at the same pay and benefits provided by the Company, shall be entitled to certain severance benefits. The Order also provided that any employee who participates in the Severance Program waives and releases any and all claims arising from any current Employment Agreement with the Company. Certain employees are not entitled to any payments under the Severance Program until the earlier of (i) confirmation of a Plan of Reorganization, (ii) conversion to a Chapter 7 bankruptcy proceeding or (iii) termination of their employment by a trustee appointed by the Court. Maximum potential payments due to employees under the Severance Program total approximately $2.2 million.

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's prior losses from operations and the related Chapter 11 proceeding raise concern about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) confirmation of a plan of reorganization under the Bankruptcy Code which provides for continuation of the Company's oil and gas operations, (ii) the ability to achieve profitable operations after such confirmation and (iii) the ability to generate sufficient cash from operations to meet its obligations.

     During 1999, the Company incurred professional fees and other expenses of $4.7 million and wrote off $3.2 million of unamortized debt issuance costs and premium associated with the Senior Notes due to the bankruptcy proceedings. At December 31, 1999, substantially all of the Company's unsecured liabilities are subject to compromise under the terms of the bankruptcy proceeding. During 1999, the Company recognized interest income of approximately $761,000 on cash balances accumulating during the Chapter 11 proceeding.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying financial statements as of and for the year ended December 31, 1999 have been presented in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). In accordance with SOP 90-7, no interest has been accrued on unsecured debt, no dividends on preferred stock have been accrued, unamortized premiums and debt issuance costs relating to unsecured debt have been expensed, costs relating to the bankruptcy proceeding and interest earned on accumulating cash resulting from the bankruptcy proceeding have been reported as reorganization items in the accompanying statement of operations, and liabilities subject to compromise have been separately reported in the accompanying balance sheet.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Consolidation

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

Cash and Cash Equivalents

     Cash and cash equivalents may include demand deposits, short-term commercial paper, and/or money-market investments with maturities of three months or less when purchased. At December 31, 1999, all cash and cash equivalents were invested with Bank One, Texas, N.A.

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

     Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is required to be written off as a non-cash expense. During 1997 and 1998, the net book value of the Company's oil and natural gas properties exceeded the ceiling limitation resulting in non-cash writedowns totaling $46.4 million and $148.4 million, respectively. The Company did not incur ceiling limitation writedowns during 1999. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

     Oil and natural gas properties excluded from the ceiling limitation consist primarily of unevaluated acreage, acquisition costs, and related seismic and other geological and geophysical costs (unproven properties). During 1998, unproven properties with a carrying value of approximately $32.0 million were transferred to proved properties, largely as a result of drilling activities, and became subject to the full cost ceiling limitation. At December 31, 1998, due to uncertainty relating to the Company's ability to obtain Court approval for exploration of its remaining portfolio of unproven properties and due to low oil prices which make the projects uneconomical,

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the remaining carrying value of the unproven properties, approximately $9.1 million, was transferred to proved properties and became subject to the ceiling limitation.

     The Company has capitalized internal costs of $1,582,021, $1,950,914 and $814,476 for the years ended December 31, 1997, 1998, and 1999, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities based on the percentage of their time devoted to such activities. During the years ended December 31, 1997 and 1998, the Company capitalized interest costs of $2,545,617 and $3,371,279, respectively, related to its unproved oil and gas properties. The Company did not capitalize interest during 1999.

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

     The Company from time to time utilizes certain derivative financial instruments to hedge future gas prices. (Note 9). Gains and losses arising from the use of these instruments are deferred until realized and are reported as oil and natural gas sales.

     The Company's marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in income. The cost of securities sold is based on the specific identification method.

     The following is a summary of available-for-sale securities at December 31, 1998 and 1999:

                                                          GROSS        GROSS      ESTIMATED
                                                        UNREALIZED   UNREALIZED     FAIR
                                               COST       GAINS        LOSSES       VALUE
                                             --------   ----------   ----------   ---------
Common stocks at December 31, 1998.........  $515,344    $     --     $176,094    $339,250
                                             ========    ========     ========    ========
Common stocks at December 31, 1999.........  $515,344    $     --     $172,407    $342,937
                                             ========    ========     ========    ========

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     The Company had no sales of marketable securities during 1997, 1998 or 1999.

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

     Allowances for bad debt totaled approximately $150,000 and $149,000 at December 31, 1998 and 1999, respectively. At December 31, 1998 and 1999, the carrying value of the Company's accounts receivable approximates fair value.

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

Earnings (Loss) Per Share

     Earnings (loss) per share is computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share. Basic earnings per share data is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. Shares issuable upon exercise of options and warrants are included in the computation of diluted earnings per common and common equivalent share to the extent that they are dilutive. Diluted earnings per share computations also assume the conversion of the Company's preferred stock (Note 7) if such conversion has a dilutive effect. For the years ended December 31, 1997, 1998, and 1999, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, both basic and diluted loss per share calculations for such periods are based on the weighted average number of common shares outstanding during each year.

Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For 1997, 1998 and 1999, the differences between the Company's net earnings and total comprehensive income were not material.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133") which will be adopted by the Company January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings. The Company is currently evaluating the effect of SFAS No. 133 on its financial statements.

Reclassifications

     Certain previously reported amounts have been reclassified to conform with the current presentation.

3. ACQUISITIONS AND DISPOSALS

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

     In December 1999, the Company sold its interest at an oil and gas auction in 142 marginal and non-producing oil and gas properties to various purchasers. Net proceeds from this sale approximated $3.0 million. The sale of these properties did not have a significant impact on the Company's results of operations for 1999.

4. CREDIT FACILITIES

     In 1996, the Company and its subsidiaries, NEG-OK and Boomer Marketing, entered into an amended credit facility with Bank One, as Bank and Administrative Agent, and the Credit Lyonnais New York Branch, as Bank and Syndication Agent (collectively, the "Banks"). The credit facility had a borrowing base of $25.0 million, maturing August 29, 2000.

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

     Effective December 22, 1998, the credit facility and all associated liens were assigned by the Banks to Arnos, Inc., ("Arnos") an affiliated subsidiary of the Company's Series D Preferred Stockholder. In a letter

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

4. CREDIT FACILITIES (CONTINUED)
dated December 23, 1998, Arnos (1) rescinded the acceleration of the loan, (2) waived all defaults existing at that time and (3) made sufficient borrowings available to pay the interest on the Senior Notes that was due on November 2, 1998 conditioned upon the Bankruptcy Court's dismissal of the Involuntary Petition. The Company is currently paying interest under the Arnos credit facility. The Company had $25,000,000 outstanding under the Arnos credit facility as of December 31, 1999 and 1998. At December 31, 1999 and 1998, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility and as a result has classified the borrowings under the credit facility as a current liability.

     On August 4, 1999, the Company and the Committee appeared before the Bankruptcy Court and announced agreement on the process for marketing the Company and/or its assets. The marketing process culminated in an auction conducted by the Bankruptcy Court on November 1, 1999. At the auction, bidding on the Company's oil and gas properties, exclusive of the Company's Lake Mongoulois and Mustang Island properties, ultimately ended at a high bid of $96.25 million given by Arnos. The Committee, after review, concluded that it would recommend to the Court that it accept the high bid of $96.25 million. An order accepting Arnos as the highest bidder was signed by the Court on November 16, 1999. Arnos filed a motion to close the Purchase and Sale Agreement ("Arnos PSA") into escrow pending (i) the Court's confirmation of a plan of reorganization or (ii) in the event a plan of reorganization is not confirmed, a court ordered closing of the sale of the properties to Arnos. The Court approved this motion and ordered Arnos to pay into the Court's registry the sum of $61.625 million which equals the purchase price of $96.25 million less the previously escrowed deposit of $9.625 million and the principal balance of $25 million outstanding under the Arnos credit facility.

     At December 31, 1999, the fair value of borrowings under the Arnos credit facility approximates the carrying value of the liability.

5. 10 3/4 SENIOR NOTES DUE 2006

     In 1996, the Company issued $100 million aggregate principal amount of unregistered Series A 10 3/4% Senior Notes due 2006 which were exchanged in 1997 for registered Series B 10 3/4% Senior Notes due 2006 with substantially identical terms. Collectively, the Series A Notes and Series B Notes are referred to as the Series A/B Notes." In August 1997, the Company issued $65.0 million aggregate principal amount of its unregistered Series C 10 3/4% Senior Notes. In December 1997, the Company exchanged substantially all of the Series A/B Notes and all of the Series C Notes for registered Series D 10 3/4% Senior Notes due 2006. The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. The Series A/B Notes, the Series C Notes and the Series D Notes are collectively referred to as the "Senior Notes." The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Senior Notes (the "Indenture"), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

     Due to the non-payment of interest due December 2, 1998, the Notes were in default at December 31, 1998 and 1999, and have been classified as a current liability in the accompanying December 31, 1998 balance sheet.

     On December 4, 1998, certain holders of the Senior Notes filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. See Note 1. Accrual of interest on the Senior Notes has been discontinued during the Chapter 11 proceeding. Approximately $17.7 million additional

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

5. 10 3/4 SENIOR NOTES DUE 2006 (CONTINUED) interest expense would have been recognized by the Company during 1999 if not for the discontinuation of the interest accrual.

     During 1999, the Company wrote off the remaining $3.2 million of unamortized issuance premiums and deferred debt issuance costs associated with the Senior Notes in accordance with the provisions of SOP 90-7.

     The Indenture contains certain covenants limiting the Company with respect to the following: (i) assets sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries;
(viii) mergers and consolidations; and (ix) transactions with affiliates.

     At December 31, 1999, the fair value of the Senior Notes, as determined by quoted market prices, was approximately $82.5 million.

6. COMMITMENTS AND CONTINGENCIES

     The Company leases office space under an operating lease. Rental expense charged to operations was approximately $275,000, $364,000 and $449,000 during the years ended December 31, 1997, 1998 and 1999, respectively. Minimum lease payments under future operating lease commitments at December 31, 1999, are as follows:

2000........................................................     487,442
2001........................................................     487,442
2002........................................................     487,442
2003........................................................     549,934
2004........................................................     549,934
Thereafter..................................................   1,649,802
                                                              ----------
                                                              $4,211,996
                                                              ==========

     Other than the Bankruptcy Court proceeding, the Company is not a party to any additional material pending legal proceedings.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

7. STOCKHOLDERS' EQUITY

Preferred Stock

     At December 31, 1999, the Company has authorized 330,000 shares of $1.00 par value convertible preferred stock designated in four series B through E:

                                      SERIES B         SERIES C         SERIES D         SERIES E
                                    -------------   --------------   --------------   --------------
Number of authorized shares.......        100,000           80,000          100,000           50,000
Number of shares issued and
  outstanding:
  December 31, 1997...............         38,687           23,000          100,000            9,500
  December 31, 1998...............         38,687           23,000          100,000            9,500
  December 31, 1999...............         38,687           23,000          100,000            9,500
Conversion price per common
  share...........................         $1.625            $2.00            $2.25            $2.25
Liquidation preference value per
  share...........................        $100.00          $100.00          $100.00          $100.00

Dividend rights (stayed during the
  Chapter 11 proceeding)..........   10% payable      10 1/2%      Participation   Participation
                                    semi-annually     payable      with common     with common
                                    (cumulative)   semi-annually   stock           stock
                                                    (cumulative)

     The Series B has a liquidation and dividend preference over the Company's Common Stock. The Series B has a 10% dividend, payable semi-annually. In December 1998, the Board of Directors declared a dividend on Series B to be made in shares of Series B. To date, the dividends have not been paid and therefore there are $193,435 dividends in arrears at December 31, 1999, which are unsecured claims subject to compromise for purposes of the Chapter 11 proceeding. The Series B is redeemable by the Company at $100.00 per share, plus accrued and unpaid dividends; provided, however, that the Company cannot redeem any shares of Series B unless and until all outstanding shares of the Series C have been redeemed by the Company. The holders of Series B currently have the right to appoint one member to the Company's Board of Directors.

     In December 1998, the Board of Directors declared a dividend on Series C to be made in shares of Series C. To date, the dividend is unpaid and therefore there are $120,750 dividends in arrears at December 31, 1999, which are unsecured claims subject to compromise for purposes of the Chapter 11 proceeding. The Series C is redeemable by the Company at $100.00 per share, plus accrued and unpaid dividends. The holders of the Series C currently have the right to appoint one member to the Company's Board of Directors.

     The holders of Series B and C, respectively, are entitled to one vote for each share as to matters upon which by law they are entitled to vote as a class. The approval of a majority of the Series B and C, respectively, each voting separately as a class, is required to (i) make changes to the Company's Certificate of Incorporation or By-Laws which adversely affect the Series B or C, (ii) authorize or issue additional shares of Series B or C, (iii) issue preferred stock equal to or senior to the Series B or C as to dividends or liquidation, (iv) subject to certain exceptions, to effect an extraordinary transaction that requires a vote of the Company stockholders. As a result, a class vote of the holders of Series C, as well as the Series B, would be required for the Company to merge or be acquired and may therefore delay, deter, or prevent a change in control of the Company.

     On August 29, 1996, the Company closed the sale for $10.0 million to High River Limited Partnership of 100,000 shares of its Convertible Preferred Stock, Series D, $1.00 par value per share and warrants to purchase 700,000 shares of Common Stock exercisable immediately at $2.50 per share, which warrants expire five years

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

7. STOCKHOLDERS' EQUITY (CONTINUED)
from their date of issuance. The Series D Preferred Stock is convertible into 4,444,444 shares of Common Stock, based upon a conversion price of $2.25 per share.

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

     On August 29, 1996, simultaneously with the closing of the sale for $10.0 million of the Series D to High River, the Company also closed the sale for $5.0 million to two insurance companies and four affiliates of Kayne, Anderson Investment Management, Inc., a registered investment adviser, of 50,000 shares of Convertible Preferred Stock, Series E, $1.00 par value per share and warrants to purchase 350,000 shares of the Common Stock exercisable immediately at $2.50 per share, which warrants expire five years from their date of issuance. The Series E Preferred Stock is convertible into 2,222,222 shares of Common Stock, based upon a conversion price of $2.25 per share. The Series E will vote together with the Common Stock on all matters submitted to the holders of Common Stock and shall have that number of votes per share equal to the number of shares of Common Stock into which such share is convertible as of the record date for the vote.

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

Warrants

     During 1996, the Company issued warrants to purchase 1,050,000 shares of Common Stock with exercise prices of $2.50 per share to the purchasers of the Series D preferred stock and Series E preferred stock and issued warrants to purchase 300,000 shares of Common Stock with exercise prices of $2.875 per share to financial advisors in connection with this transaction. In connection with the Company's merger with Alexander Energy in 1996, the Company issued warrants to purchase 800,000 shares of Common Stock to two financial advisors. Warrants to purchase 700,000 shares have an exercise price of $2.875 per share while warrants to purchase 100,000 shares have an exercise price of $4.09 per share. The Company also assumed 396,015 warrants to purchase common stock at prices ranging from $2.07 to $3.00 in the Alexander merger. During 1997, 353,515 of these warrants were exercised and the remainder expired during 1998. During 1997, the Company issued

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

7. STOCKHOLDERS' EQUITY (CONTINUED)
warrants to purchase 300,000 shares of common stock with exercise prices of $3.00 per share in connection with the formation of a drilling joint venture.

     The following table summarizes warrants outstanding at December 31, 1999:

NUMBER OF SHARES     EXPIRATION       WARRANTS     EXERCISE
 UNDER WARRANT          DATE         EXERCISABLE    PRICES
----------------   ---------------   -----------   --------
   1,050,000       August 29, 2001    1,050,000     $ 2.50
     300,000       August 29, 2001      300,000      2.875
     700,000       August 29, 2001      700,000      2.875
     100,000       August 29, 2001      100,000       4.09
     300,000         July 11, 2002      300,000       3.00
   ---------                          ---------
2,450,000...                          2,450,000
   =========                          =========

Stock Options

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1997, 1998, and 1999, follows:

                                      1997                     1998                    1999
                              ---------------------   ----------------------   --------------------
                                           WEIGHTED                 WEIGHTED               WEIGHTED
                                           AVERAGE                  AVERAGE                AVERAGE
                                           EXERCISE                 EXERCISE               EXERCISE
                               OPTIONS      PRICE       OPTIONS      PRICE      OPTIONS     PRICE
                              ----------   --------   -----------   --------   ---------   --------
Outstanding at beginning
  of year...................     873,486    $2.28       3,072,201    $3.62     1,637,850    $3.40
Granted.....................   2,707,500     3.92         415,000     2.65            --       --
Exercised...................    (266,785)    2.44         (25,000)    3.75            --       --
Canceled....................    (242,000)    3.52      (1,824,351)    3.58      (988,350)    3.27
                              ----------              -----------              ---------
Outstanding at end of
  year......................   3,072,201     3.62       1,637,850     3.40       649,500     3.61
                              ==========              ===========              =========
Exercisable at end of
  year......................     936,450    $2.84       1,148,600    $3.45       613,250    $3.73
                              ==========              ===========              =========
Weighted-average fair value
  of options granted or
  assumed during the year...  $     1.46              $      1.11
                              ==========              ===========

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

7. STOCKHOLDERS' EQUITY (CONTINUED)
     Information related to options outstanding and exercisable at December 31, 1999, is summarized below:

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                 ------------------------------------   ----------------------
                                WEIGHTED
                                 AVERAGE     WEIGHTED                 WEIGHTED
                                REMAINING    AVERAGE                  AVERAGE
   RANGE OF        OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
EXERCISE PRICES  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
---------------  -----------   -----------   --------   -----------   --------
$1.31 -- $2.99      97,500        2.84        $1.88        61,250      $2.07
$3.32 -- $4.00     543,500        2.57         3.89       543,500       3.89
     $5.75           8,500        2.79         5.75         8,500       5.75
                   -------                                -------
                   649,500                    $3.61       613,250      $3.73
                   =======                                =======

     Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998, respectively: risk-free interest rates of 5.5% and 5.5%, a dividend yield of 0%, and volatility factors of .53 and .53. In addition, the fair value of these options was estimated based on an expected life of three to five years for options granted by the Company.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                    1997           1998           1999
                                                ------------   -------------   ----------
Pro forma net income (loss)...................  $(35,226,665)  $(164,914,586)  $2,038,132
                                                ============   =============   ==========
Pro forma net income (loss) per common
  share.......................................  $       (.97)  $       (4.09)  $      .05
                                                ============   =============   ==========

Stock Purchase Plan

     During 1998, the Company's shareholders approved the Company's Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, employees can purchase the common stock of the Company at a specified price through payroll deductions during an offering period, currently established on a semi-annual basis. In June 1998, approximately 46,000 shares were issued to employees under the ESPP. During 1999, no shares were issued to employees under the ESPP.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

8. INCOME TAXES

     The reconciliation of income taxes computed at the U.S. federal statutory tax rates to the benefit for income taxes on net income is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
                                                      1997           1998         1999
                                                   -----------   ------------   ---------
Income tax benefit (expense) at statutory rate...  $14,568,439   $ 57,580,016   $(708,167)
Valuation allowance on deferred tax assets.......   (7,294,578)   (57,560,222)    708,167
Other............................................       11,904        (19,794)         --
                                                   -----------   ------------   ---------
                                                   $ 7,285,765   $         --   $      --
                                                   ===========   ============   =========

     The computation of the net deferred tax asset (liability) follows:

                                                                    DECEMBER 31,
                                                             ---------------------------
                                                                 1998           1999
                                                             ------------   ------------
Deferred tax assets (liabilities):
Property and equipment.....................................  $ 36,718,003   $ 32,427,965
Net operating loss carryforwards...........................    29,766,440     31,262,503
Statutory depletion carryforwards..........................     1,340,763      1,340,763
Other, net.................................................     1,000,148      1,085,538
                                                             ------------   ------------
                                                               68,825,354     66,116,769
Less valuation allowance...................................   (68,825,354)   (66,116,769)
                                                             ------------   ------------
                                                             $         --   $         --
                                                             ============   ============

     At December 31, 1999, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $89.3 million which begin expiring in 2000. Utilization of approximately $31.0 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue
Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. Bankruptcy proceedings may eliminate all or a portion of the Company's net operating loss carryforwards. For federal income tax purposes, the Company also has statutory depletion carryforwards of $3.8 million, which do not expire.

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

     At December 31, 1999, the Company had not entered into any forward sales contracts.

     At December 31, 1998, the Company had entered into forward sales contracts with two purchasers covering future production of natural gas which expired during 1999.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

10. RESTRUCTURING CHARGES

     During 1998, the Company recorded non-recurring restructuring charges of $1,869,169 related to severance and related costs resulting from restructuring of the Company's executive management team, and other personnel changes and costs associated with the Chapter 11 filing. The components of the restructuring charges are as follows:

Severance..................................................  $1,401,537
Lease termination costs....................................     154,946
Cost associated with Chapter 11 filing.....................     312,686
                                                             ----------
                                                             $1,869,169
                                                             ==========

     Substantially all of the restructuring charges required cash outlays which had been made as of December 31, 1998.

11. CRUDE OIL AND NATURAL GAS PRODUCING ACTIVITIES

     Costs incurred in connection with the exploration acquisition, development, and exploitation of the Company's crude oil and natural gas properties for the years ended December 31, 1997, 1998, and 1999, are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       1997          1998         1999
                                                    -----------   -----------   ---------
Acquisitions of properties:
  Proved..........................................  $        --   $ 5,093,000          --
  Unproved........................................    2,074,339            --          --
Exploration costs.................................   31,126,227     9,012,942          --
Development costs.................................   54,475,373    25,022,494   3,785,889
Depletion rate per Mcfe...........................         1.11          1.06         .91

     During 1997 and 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling resulting in writedowns of the oil and natural gas properties of $46.4 million and $148.4 million, respectively. The Company did not incur ceiling limitation writedowns during 1999. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

     Revenues from individual purchasers that exceed 10% of total crude oil and natural gas sales are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1997          1998          1999
                                                  -----------   -----------   -----------
Plains Marketing and Transportation.............  $17,918,762   $13,291,379   $18,203,851
Crosstex Energy.................................    6,471,157     5,140,693            --
GPM Natural Gas Corporation.....................    4,547,352            --            --
Aquila Energy Corp..............................           --     5,897,799     4,298,281

     The Company believes that the loss of these purchasers would not have a significant impact on the Company's results of operations or financial condition.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

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

     The Company has made, and will continue to make, ordinary course capital expenditures for the development, and exploitation of oil and natural gas reserves, subject to economic conditions and in accordance with the rulings and procedures set forth by the Court. Due to the Chapter 11 filing, the Company has suspended its development and exploratory drilling program. The Company will limit its capital expenditures to ordinary course enhancement of current production through workovers, recompletions, and other production enhancing activities deemed to be economic. Development drilling is anticipated to be limited to (i) ordinary course nonoperated wells in which the Company has limited working interests and in which the failure to participate may result in drainage, depletion or loss of current reserves and (ii) operated wells deemed to be economical. Large expenditures for developmental drilling may require Court approval and none are planned at this time. The Company has interests in crude oil and natural gas properties that are principally located onshore in Texas, Louisiana, Oklahoma, Arkansas, and offshore in the Gulf of Mexico. The Company does not own or lease any crude oil and natural gas properties outside the United States.

     In 1997 and 1998, estimates of the Company's future net recoverable crude oil, natural gas, and natural gas liquid reserves were prepared by the Company's in-house reserve engineers. In 1999, such estimates were prepared by Netherland, Sewell & Associates, Inc. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.

     Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

12. SUPPLEMENTARY CRUDE OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED) (CONTINUED)
     Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

                                                                           NATURAL GAS
                                                              CRUDE OIL     (THOUSAND
                                                              (BARRELS)    CUBIC FEET)
                                                              ----------   -----------
December 31, 1997...........................................   9,778,204   110,481,231
  Extensions and discoveries................................      74,000     1,857,000
  Revisions of previous estimates...........................  (4,346,951)  (24,279,454)
  Production................................................  (1,238,379)  (11,254,797)
  Purchase of reserves in place.............................     347,000       438,000
                                                              ----------   -----------
December 31, 1998...........................................   4,613,874    77,241,980
  Sales of reserves in place................................    (125,228)   (3,165,588)
  Extensions and discoveries................................          --       623,000
  Revisions of previous estimates...........................   2,260,635    (2,537,069)
  Production................................................  (1,135,253)   (9,266,140)
                                                              ----------   -----------
December 31, 1999...........................................   5,614,028    62,896,183
                                                              ==========   ===========
Proved developed reserves:
  December 31, 1997.........................................   5,780,958    89,939,678
  December 31, 1998.........................................   4,187,831    67,039,255
  December 31, 1999.........................................   4,730,828    56,730,406

     The following is a summary of a standardized measure of discounted net cash flows related to the Company's proved crude oil and natural gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves were computed using crude oil and natural gas prices as of the end of each period presented. Future development, production and abandonment costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future. Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved crude oil and natural gas reserves, less the tax basis of the properties involved and net operating loss carryforwards.

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

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

12. SUPPLEMENTARY CRUDE OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED) (CONTINUED)
     The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

                                                                    DECEMBER 31,
                                                            ----------------------------
                                                                1998           1999
                                                            ------------   -------------
Future cash inflows.......................................  $207,087,600   $ 282,297,800
Future production and development costs...................   (85,893,140)   (115,829,000)
Future income tax expenses................................            --              --
                                                            ------------   -------------
Future net cash flows.....................................   121,194,460     166,468,800
10% annual discount for estimated timing of cash flows....   (45,316,980)    (57,576,100)
                                                            ------------   -------------
Standardized measure of discounted future net cash
  flows...................................................  $ 75,877,480   $ 108,892,700
                                                            ============   =============

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                        YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                  1997            1998           1999
                                              -------------   ------------   ------------
Sales and transfers of crude oil and natural
  gas produced, net of production costs.....  $ (42,549,780)  $(27,705,832)  $(31,103,628)
Net changes in prices and production
  costs.....................................   (136,971,646)   (70,032,540)    40,307,593
Development costs incurred during the period
  and changes in estimated future
  development costs.........................     24,893,672     16,451,276      9,938,121
Purchases of reserves in place..............             --      4,783,270             --
Sales of reserves in place..................     (8,489,852)            --     (5,122,521)
Extensions and discoveries, less related
  costs.....................................     24,388,228      1,663,986        702,422
Revisions of previous quantity estimates....     (5,219,509)   (36,419,059)    12,049,069
Accretion of discount.......................     19,576,509     16,175,055      7,587,748
Net change in income taxes..................     54,258,990      7,633,978             --
Changes in production rates (timing) and
  other.....................................      2,084,308      1,576,794     (1,343,584)
                                              -------------   ------------   ------------
Net change..................................  $ (68,029,080)  $(85,873,072)  $ 33,015,220
                                              =============   ============   ============

     During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The net weighted average prices of crude oil and natural gas at December 31, 1997, 1998, and 1999, used in the above table were $17.03, $10.46 and $24.97 per barrel of crude oil, respectively, and $2.38, $2.06 and $2.26 per thousand cubic feet of natural gas, respectively.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

13. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     The Company's operating results for each quarter of 1998 and 1999 are summarized as follows (in thousands, except per share data):

                                                                THREE MONTHS ENDED
                                                 ------------------------------------------------
                                                 MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                 --------   --------   ------------   -----------
YEAR ENDED DECEMBER 31, 1998:
  Total revenues...............................  $10,529    $10,544      $  8,573      $  8,794
                                                 ========   ========     ========      ========
  Writedowns of oil and gas properties.........  $(26,500)  $(24,800)    $(38,650)     $(58,450)
                                                 ========   ========     ========      ========
  Operating loss...............................  $(25,757)  $(25,280)    $(39,690)     $(59,289)
                                                 ========   ========     ========      ========
  Net loss.....................................  $(29,044)  $(28,968)    $(43,592)     $(62,910)
                                                 ========   ========     ========      ========
  Income (loss) per common share...............  $  (.72)   $  (.72)     $  (1.08)     $  (1.56)
                                                 ========   ========     ========      ========
  Production:
     Oil (Bbl).................................      293        335           278           332
     Natural gas (Mcf).........................    3,080      2,913         2,682         2,580
     Natural gas equivalent (Mcfe).............    4,835      4,925         4,350         4,575
YEAR ENDED DECEMBER 31, 1999:
  Total revenues...............................  $ 7,244    $ 9,346      $ 11,209      $ 11,501
                                                 ========   ========     ========      ========
  Operating income (loss)......................  $  (183)   $ 2,102      $  4,171      $  5,027
                                                 ========   ========     ========      ========
  Net income (loss)............................  $(1,156)   $ 1,266      $  3,167      $ (1,253)
                                                 ========   ========     ========      ========
  Income (loss) per common share...............  $  (.03)   $   .03      $    .08      $   (.03)
                                                 ========   ========     ========      ========
  Production:
     Oil (Bbl).................................      294        291           280           270
     Natural gas (Mcf).........................    2,494      2,403         2,291         2,078
     Natural gas equivalent (Mcfe).............    4,260      4,149         3,971         3,698

                               INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                                  DESCRIPTION
      -------                                 -----------
        2.1           Agreement and Plan of Merger, dated June 6, 1996, among the
                      Company, NEG-OK, Inc. ("NEG OK"), and Alexander Energy
                      Corporation ("Alexander")(1)
        2.2           First Amendment to Agreement and Plan of Merger, dated as of
                      June 20, 1996, among the Company, NEG-OK and Alexander(2)
        2.3           Mutual Waiver Agreement dated as of August 29, 1996 by and among the Company, NEG-OK and Alexander(3)
        2.4           Debtor's Joint Disclosure Statement under Section 1125 of
                      the Bankruptcy Code Regarding Debtor's Joint Plan of
                      Reorganization under Chapter 11 of the Bankruptcy Code dated
                      March 14, 2000(20)
        2.5           Debtors Joint Plan of Reorganization under Chapter 11 of the
                      Bankruptcy Code dated March 14, 2000(20)
        2.6           Joint Disclosure Statement under Section 1125 of the
                      Bankruptcy Code with Respect to the Plan of Reorganization proposed by the Official Committee of Unsecured Creditors
                      dated February 28, 2000(20)
        2.7           Plan of Reorganization Submitted by the Official Committee
                      of Unsecured Creditors dated February 28, 2000(20)
        3.1           Certificate of Incorporation of the Company, which includes the Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on November 20, 1990(4),
                      the Certificate of Elimination of the Redeemable Convertible
                      Preferred Stock, Series A of the Company, filed with the
                      office of the Secretary of State of the State of Delaware on
                      June 2, 1994(3), the Certificate of Amendment of Certificate
                      of Incorporation of the Company, filed with the office of
                      the Secretary of State of the State of Delaware on August
                      29, 1996(3), the Certificate of Designations of the Company
                      of 10% Cumulative Convertible Preferred Stock, Series B(5),
                      the Certificate of Designations of the Company of 10 1/2%
                      Cumulative Convertible Preferred Stock, Series C(6), the
                      Certificate of Designations of the Company of Convertible
                      Preferred Stock, Series D(3), and the Certificate of
                      Designations of the Company of Convertible Preferred Stock,
                      Series E(3)
        3.2           By-laws of the Company(4)
        4.1           Certificate of Designations of the Company of 10% Cumulative
                      Convertible Preferred Stock, Series B(5)
        4.2           Certificate of Designations of the Company of 10 1/2%
                      Cumulative Convertible Preferred Stock, Series C(6)
        4.3           Certificate of Designations of the Company of Convertible
                      Preferred Stock, Series D(3)
        4.4           Certificate of Designations of the Company of Convertible
                      Preferred Stock, Series E(3)
        4.5           Indenture dated as of November 1, 1996, among the Company,
                      National Energy Group of Oklahoma, Inc. (the "Guarantor"),
                      formerly NEG-OK, and Bank One, Columbus, N.A.(7)
        4.6           Indenture dated August 21, 1997, among the Company and Bank
                      One, N.A.(14)
        4.7           Instrument of Resignation, Appointment and Acceptance, dated
                      October 23, 1998, between the Company, Bank One, N.A. and
                      Norwest Bank Minnesota, N.A.(19)
       10.1           Crude Oil Purchase Contract, dated November 30, 1992,
                      between the Company and Plains Liquids Transport Inc.(8)
       10.2           Amendment to Crude Oil Purchase Contract, dated November 17,
                      1993, between the Company and Plains Liquids Transport,
                      Inc.(5)
       10.3           Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and Transportation Inc. and
                      the predecessor contract, the Crude Oil Purchase Contract, dated November 12, 1991, between Sunnybrook Transmission,
                      Inc. and TriSearch Inc.(8)
       10.4           Agreement for Purchase and Sale (Mustang Island) dated April
                      20, 1995, between the Company and Sierra Mineral
                      Development, L.C.(6)

      EXHIBIT
      NUMBER                                  DESCRIPTION
      -------                                 -----------
       10.5           Agreement for Purchase and Sale (Oak Hill) dated April 12,
                      1995, between the Company and Sierra 1994 I Limited
                      Partnership(6)
       10.6           Stock Purchase Agreement, dated as of June 14, 1995, among the Company, Arbco Associates L.P., Offense Group Associates
                      L.P., Kayne, Anderson Nontraditional Investments L.P., and
                      Opportunity Associates L.P.(6)
       10.7           High River Limited Partnership Warrant to purchase 700,000 shares of Common Stock, dated August 29, 1996(3)
       10.8           Form of Series E Investors' Warrants to purchase an
                      aggregate 350,000 shares of Common Stock, dated August 29,
                      1996(3)
       10.9           Gascon Partners Warrant to Purchase 300,000 shares of the
                      Company's Common Stock(13)
       10.10          Prudential Securities Incorporated Warrant to Purchase
                      100,000 shares of the Company's Common Stock(3)
       10.11          Gaines Berland, Inc. Warrant to Purchase 300,000 shares of the Company's Common Stock dated August 29, 1996(3)
       10.12          Gaines Berland, Inc. Warrant to Purchase 700,000 shares of the Company's Common Stock dated August 29, 1996(3)
       10.13          Executive Employment Agreement, dated January 1, 1996,
                      between the Company and Miles D. Bender(9)
       10.14          Separation Agreement, dated November 24, 1998, between the
                      Company and Miles D. Bender(19)
       10.15          Executive Employment Agreement, dated January 1, 1996,
                      between the Company and Melissa Rutledge(9)
       10.16          Separation Agreement between the Company and Robert A. Imel dated October 31, 1997(15)
       10.17          Separation Agreement, dated May 18, 1998, between the
                      Company and William T. Jones(17)
       10.18          Executive Employment Agreement, dated June 6, 1996, between the Company and Jim L. David(1)
       10.19          Executive Employment Agreement dated March 20, 1997, between the Company and Philip D. Devlin(10)
       10.20          Separation Agreement, dated May 19, 1998, between the
                      Company and Gene W. Anderson(19)
       10.21          Executive Employment Agreement dated August 25, 1997,
                      between the Company and C. Dewayne Cravens(19)
       10.22          Separation Agreement, dated May 18, 1998, between the
                      Company and C. Dewayne Cravens(19)
       10.23          Executive Employment Agreement, dated January 29, 1998,
                      between the Company and Fred R. Miller(15)
       10.24          Executive Employment Agreement, dated March 5, 1998, between the Company and Chuck Elsey(16)
       10.25          Termination Notice and Agreement, dated October 28, 1998,
                      between the Company and Chuck Elsey(19)
       10.26          Executive Employment Agreement, dated April 13, 1998,
                      between the Company and Kent Lueders(16)
       10.27          Executive Employment Agreement, dated June 1, 1998, between the Company and Leslie Wylie(17)
       10.28          National Energy Group, Inc. 1996 Incentive Compensation
                      Plan(11)
       10.29          National Energy Group, Inc. Employee Stock Purchase Plan(12)
       10.30          National Energy Group, Inc. Employee Severance Policy(19)

      EXHIBIT
      NUMBER                                  DESCRIPTION
      -------                                 -----------
       10.31          Agreement dated January 1, 1996 between the Company and
                      Sandefer Oil & Gas, Inc.(1)
       10.32          Consulting Agreement dated January 1, 1996 between Sandefer
                      Oil & Gas, Inc. and Potosky Oil & Gas, Inc. and Atocha
                      Exploration, Inc.(1)
       10.33          Memorandum of Amendment dated March 27, 1997 amending (i)
                      Agreement dated January 1, 1996 between the Company and
                      Sandefer Oil & Gas, Inc. and (ii) Consulting Agreement dated
                      January 1, 1996 between Sandefer Oil & Gas, Inc. and Potosky
                      Oil & Gas, Inc. and Atocha Exploration, Inc.(15)
       10.34          First Amendment dated April 15, 1997 to (i) Agreement dated
                      January 1, 1996 between the Company and Sandefer Oil & Gas,
                      Inc. and (ii) Consulting Agreement dated January 1, 1996
                      between Sandefer Oil & Gas, Inc. and Potosky Oil & Gas, Inc.
                      and Atocha Exploration, Inc.(15)
       10.35          Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and
                      the Company, NEG-OK and Boomer Marketing Corporation
                      ("Boomer")(3)
       10.36          $50,000,000 Revolving Note dated August 29, 1996 payable to
                      Bank One(3)
       10.37          $50,000,000 Revolving Note dated August 29, 1996 payable to
                      Credit Lyonnais(3)
       10.38          Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                      Bank One, Texas, N.A.(19)
       10.39          Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                      Credit Lyonnais New York Branch(19)
       10.40          Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(3)
       10.41          Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(3)
       10.42          Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(3)
       10.43          Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(3)
       10.44          First Amendment to Restated Loan Agreement dated October 31,
                      1996 among Bank One and Credit Lyonnais and the Company,
                      Guarantor and Boomer(9)
       10.45          Second Amendment to Restated Loan Agreement dated October
                      31, 1996, among Bank One and Credit Lyonnais and the
                      Company, Guarantor and Boomer(10)
       10.46          Third Amendment to Restated Loan Agreement dated October 31,
                      1996, among Bank One and Credit Lyonnais and the Company,
                      Guarantor and Boomer(10)
       10.47          Fourth Amendment to Restated Loan Agreement dated October
                      31, 1996, among Bank One and Credit Lyonnais and the
                      Company, Guarantor and Boomer(15)
       10.48          Multi-State Assignment Agreement dated December 22, 1998
                      between Bank One, Texas, N.A., Credit Lyonnais New York
                      Branch and Arnos Corp.(19)
       10.49          Multi-State Assignment Agreement, LaFourche Parish,
                      Louisiana, dated December 22, 1998, between Bank One, Texas,
                      N.A., Credit Lyonnais New York Branch and Arnos Corp.(19)
       10.50          Multi-State Assignment Agreement, Iberville Parish,
                      Louisiana, dated December 22, 1998, between Bank One, Texas,
                      N.A., Credit Lyonnais New York Branch and Arnos Corp.(19)
       10.51          Oklahoma Assignment Agreement, dated December 22, 1998,
                      between Bank One, Texas, N.A., Credit Lyonnais New York
                      Branch and Arnos Corp.(19)
       10.52          Arnos Corporation Letter dated December 23, 1998(19)
       10.53          Purchase and Sale Agreement between National Energy Group,
                      Inc. as Seller and Arnos Corporation as buyer dated November
                      1, 1999(20)
       12.1           Computation of Ratio of Earnings to Fixed Charges(20)
       23.1           Consent of Ernst & Young LLP, Independent Auditors(20)
       23.2           Consent of Netherland Sewell & Associates, Inc., Independent
                      Engineers(20)
       24.1           Power of Attorney (included in signature pages to this Form
                      10-K)(20)

      EXHIBIT
      NUMBER                                  DESCRIPTION
      -------                                 -----------
       27.1           Financial Data Schedule(20)
       99.1           Order of Bankruptcy Court Granting Relief on Involuntary
                      Petition(19)
       99.2           Order of Bankruptcy Court Implementing Auction Sale
                      Closing(20)

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

(15) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(18) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 8, 1999.

(19) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(20) Filed herewith.