Form 10-Q
period 2000-03-31
NATIONAL ENERGY GROUP INC
filed 2000-05-15
CIK 870756

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

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

                             4925 GREENVILLE AVENUE
                             1400 ONE ENERGY SQUARE
                              DALLAS, TEXAS 75206
                    (Address of principal executive offices)

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

     40,527,482 shares of the registrant's Common Stock, $0.01 par value, were outstanding on May 8, 2000.

================================================================================

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Balance Sheets at December 31, 1999 and March
            31, 2000 (Unaudited)......................................      1
          Consolidated Statements of Operations for the three months
            ended March 31, 1999 and 2000 (Unaudited).................      2
          Consolidated Statements of Cash Flows for the three months
            ended March 31, 1999 and 2000 (Unaudited).................      3
          Consolidated Statement of Changes in Stockholders' Equity
            (Deficit) for the three months ended March 31, 2000
            (Unaudited)...............................................      4
          Notes to Consolidated Financial Statements (Unaudited)......      5
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      8
Item 3.   Quantitative and Qualitative Disclosure About Market Risk...     11

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     12
Item 3.   Defaults Upon Senior Securities.............................     12
Item 5.   Other Information...........................................     12
Item 6.   Exhibits and Reports on Form 8-K............................     12

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                         ASSETS

                                                              DECEMBER 31,      MARCH 31,
                                                                  1999            2000
                                                              -------------   -------------
Current assets:
  Cash and cash equivalents.................................  $  29,216,751   $  36,451,869
  Marketable securities.....................................        342,937         331,875
  Accounts receivable -- oil and natural gas sales..........      5,057,904       4,887,928
  Accounts receivable -- joint interest and other...........        490,339         568,198
  Other.....................................................      1,411,783       1,302,325
                                                              -------------   -------------
         Total current assets...............................     36,519,714      43,542,195
Oil and natural gas properties, at cost (full cost method):
  Subject to ceiling limitation.............................    327,330,494     327,526,490
  Accumulated depreciation, depletion, and amortization.....   (266,282,860)   (269,032,877)
                                                              -------------   -------------
  Net oil and natural gas properties........................     61,047,634      58,493,613
Other property and equipment................................      2,495,606       2,495,606
Accumulated depreciation....................................     (1,361,349)     (1,475,923)
                                                              -------------   -------------
    Net other property and equipment........................      1,134,257       1,019,683
Other assets and deferred charges, net......................      1,656,521       1,700,812
                                                              -------------   -------------
         Total assets.......................................  $ 100,358,126   $ 104,756,303
                                                              =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities not subject to compromise:
  Accounts payable -- trade.................................  $   4,437,802   $   4,602,691
  Accounts payable -- revenue...............................      2,545,610       2,457,833
  Credit facility...........................................     25,000,000      25,000,000
                                                              -------------   -------------
         Total liabilities not subject to compromise........     31,983,412      32,060,524
Liabilities subject to compromise:
  Accounts payable -- trade.................................      2,154,158       2,270,028
  Accounts payable -- revenue...............................      2,879,469       2,723,874
  Senior Notes..............................................    165,000,000     165,000,000
  Accrued interest on Senior Notes..........................     10,537,601      10,537,601
  Gas balancing and prepayments.............................      2,685,645       2,681,261
  Other.....................................................         23,341          27,382
                                                              -------------   -------------
         Total liabilities subject to compromise............    183,280,214     183,240,146
Commitments and contingencies
Stockholders' equity (deficit):
  Convertible preferred stock, $1.00 par:
    Authorized shares -- 1,000,000; Issued and outstanding
     shares -- 171,187
    Aggregate liquidation preference -- $17,118,700.........        171,187         171,187
  Common stock, $.01 par value:
    Authorized shares -- 100,000,000; Issued and outstanding
     shares -- 40,527,482 ..................................        405,275         405,275
  Additional paid-in capital................................    113,089,872     113,089,872
  Unrealized loss on marketable securities, net.............       (172,407)       (183,470)
  Accumulated deficit.......................................   (228,399,427)   (224,027,231)
                                                              -------------   -------------
         Total stockholders' equity (deficit)...............   (114,905,500)   (110,544,367)
                                                              -------------   -------------
         Total liabilities and stockholders' equity
           (deficit)........................................  $ 100,358,126   $ 104,756,303
                                                              =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  1999            2000
                                                              -------------   -------------
Revenues:
  Oil and natural gas sales.................................   $ 7,244,008     $10,721,251
Cost and expenses:
  Lease operating...........................................     1,472,258       1,413,438
  Oil and natural gas production taxes......................       484,769         647,520
  Depreciation, depletion, and amortization.................     4,428,956       2,909,991
  General and administrative................................     1,040,735       1,100,659
                                                               -----------     -----------
     Total costs and expenses...............................     7,426,718       6,071,608
                                                               -----------     -----------
Operating income (loss).....................................      (182,710)      4,649,643
Other income (expense):
  Interest expense..........................................      (455,928)       (561,967)
                                                               -----------     -----------
Income (loss) before reorganization items and income
  taxes.....................................................      (638,638)      4,087,676
Reorganization items:
  Professional fees and other...............................      (574,467)       (135,314)
  Interest earned on accumulating cash resulting from
     Chapter 11 proceedings.................................        57,033         419,834
                                                               -----------     -----------
Income (loss) before income taxes...........................    (1,156,072)      4,372,196
Provision for income taxes..................................            --              --
                                                               -----------     -----------
Net income (loss)...........................................    (1,156,072)      4,372,196
Preferred stock dividend requirements.......................            --              --
                                                               -----------     -----------
Net income (loss) applicable to common shareholders.........   $(1,156,072)    $ 4,372,196
                                                               ===========     ===========
Net income (loss) per common share, basic and diluted.......   $      (.03)    $       .11
                                                               ===========     ===========
Weighted average number of common shares outstanding........    40,527,482      40,527,482
                                                               ===========     ===========

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
OPERATING ACTIVITIES
Income (loss) from operations...............................  $  (638,638)  $ 4,087,676
Chapter 11 proceeding reorganization costs, net.............     (517,434)      284,520
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation, depletion, and amortization.................    4,428,956     2,909,991
  Amortization of issuance premium..........................      (39,527)           --
  Amortization of deferred compensation.....................       11,133        12,062
  Common stock, options, and warrants issued for services...       14,062         2,109
  Other.....................................................        4,539       (13,141)
  Changes in operating assets and liabilities:
     Accounts receivable....................................    2,700,603        92,118
     Other current assets...................................      150,590        97,394
     Accounts payable and accrued liabilities...............      962,940        34,935
                                                              -----------   -----------
          Net cash provided by operating activities.........    7,077,224     7,507,664
                                                              -----------   -----------
INVESTING ACTIVITIES
Oil and gas acquisition, exploration, and development
  expenditures..............................................   (1,108,772)     (808,956)
Proceeds from sales of oil and gas properties...............      254,817       612,960
Purchases of other long-term assets.........................      (97,266)      (76,550)
Other.......................................................        9,114            --
                                                              -----------   -----------
          Net cash used in investing activities.............     (942,107)     (272,546)
                                                              -----------   -----------
Increase (decrease) in cash and cash equivalents............    6,135,117     7,235,118
Cash and cash equivalents and beginning of period...........    2,542,235    29,216,751
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $ 8,677,352   $36,451,869
                                                              ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash.......................................  $        --   $   747,964
                                                              ===========   ===========

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                         CONVERTIBLE                                              UNREALIZED
                                       PREFERRED STOCK         COMMON STOCK         ADDITIONAL     LOSS ON
                                     -------------------   ---------------------     PAID-IN      MARKETABLE    ACCUMULATED
                                      SHARES     AMOUNT      SHARES      AMOUNT      CAPITAL      SECURITIES      DEFICIT
                                     --------   --------   ----------   --------   ------------   ----------   -------------
Balance at December 31, 1999.......   171,187   $171,187   40,527,482   $405,275   $113,089,872   $(172,407)   $(228,399,427)
  Unrealized loss on marketable
    securities.....................        --         --           --         --             --     (11,063)              --
  Net income.......................        --         --           --         --             --          --        4,372,196
                                     --------   --------   ----------   --------   ------------   ---------    -------------
Balance at March 31, 2000..........   171,187   $171,187   40,527,482   $405,275   $113,089,872   $(183,470)   $(224,027,231)
                                     ========   ========   ==========   ========   ============   =========    =============

                                         TOTAL
                                     STOCKHOLDERS'
                                        EQUITY
                                       (DEFICIT)
                                     -------------
Balance at December 31, 1999.......  $(114,905,500)
  Unrealized loss on marketable
    securities.....................        (11,063)
  Net income.......................      4,372,196
                                     -------------
Balance at March 31, 2000..........  $(110,544,367)
                                     =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2000

1. PETITION FOR RELIEF UNDER CHAPTER 11

     On December 4, 1998, certain of the holders of the Senior Notes of National Energy Group, Inc. filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998. On December 23, 1998, the Company filed an Answer to and Motion to Dismiss the pending Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999 which placed the Company under the protection of the Court and precluded payment of the interest on the Senior Notes until the conclusion of the bankruptcy proceeding. Additionally, payment of liabilities existing as of February 11, 1999 to certain unsecured creditors and dividends in arrears to holders of the Company's preferred stock and any pending litigation were stayed during the Bankruptcy proceeding. The Company has acted as debtor-in-possession and continued to operate its business and manage its properties in the ordinary course of business during its Chapter 11 proceeding. As a result of the Chapter 11 proceeding, the Company discontinued the accrual of interest on the unsecured Senior Notes and discontinued the accrual of dividends on the unsecured preferred stock. Approximately $4.4 million additional interest expense would have been recognized by the Company for the three months ended March 31, 1999 and 2000, respectively, if not for the discontinuation of the interest accrual on the Senior Notes.

     On August 4, 1999, the Company and the official committee of unsecured creditors (the "Committee") appeared before the Bankruptcy Court and announced agreement on the process for marketing the Company and/or its assets. The Court entered an order which provided that the Company and the Committee would employ CIBC World Markets Corp. ("CIBC") to solicit bids for sale of the Company and/or its assets. The marketing process culminated in an auction conducted by the Bankruptcy Court on November 1, 1999. At the auction, bidding on the Company's oil and gas properties, exclusive of the Company's Lake Mongoulois and Mustang Island properties, ultimately ended at a high bid of $96.25 million given by Arnos, Corp. ("Arnos") an affiliated subsidiary of the Company's Series D preferred stockholder. The Committee, after review, concluded that it would recommend to the Court that it accept the high bid of $96.25 million. An order accepting Arnos as the highest bidder was signed by the Court on November 16, 1999. Arnos filed a motion to close the Purchase and Sale Agreement ("Arnos PSA") into escrow pending (i) the Court's confirmation of a plan of reorganization or (ii) in the event a plan of reorganization is not confirmed, a court ordered closing of the sale of the properties to Arnos.

     On April 20, 2000, the Committee and the Company announced an agreement in the Bankruptcy Court whereby the Committee would withdraw its previously filed plan of reorganization and become a co-proponent with the Company in an amended plan of reorganization initially filed by the Company on March 14, 2000. On May 12, 2000, the Bankruptcy Court approved a Disclosure Statement and Plan of Reorganization (the "Joint Plan"), submitted by the Committee and the Company which provides for (i) continuation of the Company's oil and gas operations;
(ii) satisfaction of secured claims, including the Arnos secured claim in the amount of $25 million (plus accrued interest) which shall remain in place and receive such treatment as Arnos and the reorganized Company may agree to in;
(iii) cash payment to certain tort claimants (determined by a formula equal to approximately 2.0% of the lesser of claimants' proof of claim or the Bankruptcy Court's estimate of the claim), if such class accepts the Plan or, alternatively, if rejected by such class, cash payment in an amount equal to 75% of any allowed claim; (iv) cash payment to Senior Noteholders (excluding Arnos), in an amount equal to 56.5% of the face value of each note, less a pro-rata share of $1 million to fund a creditors' trust, plus a pro-rata share of any net recoveries from litigation brought by the creditors' trust on behalf of the Senior Noteholders, excluding Arnos which will not participate in the creditors' trust; (v) cash payment to

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

trade creditors in an amount equal to 75% of any allowed claim; (vi) conversion of the preferred shareholders equity interests in the Company to common, (vii) retention by holders of common equity interests which will be subject to cancellation and reissuance of common stock at a ratio of one share in the reorganized Company for every seven shares of existing common stock, and cancellation of other equity interests (warrants and options) as of the effective date following confirmation of the Plan; and (viii) amendment of the Senior Note Indenture. The Plan further provides that the Bankruptcy Court Order dated January 14, 2000 authorizing the closing of the Arnos PSA would be vacated pursuant to confirmation of the Plan. The Company's preferred shareholders shall not be entitled to vote on the Joint Plan, however, the Company's common shareholders are entitled to vote on the Joint Plan. Both the Joint Plan and Disclosure Statement are subject to amendment and/or withdrawal prior to confirmation. A confirmation hearing in the Bankruptcy Court to implement the Joint Plan is scheduled for July 7, 2000.

     Due to the Chapter 11 filing and Bankruptcy Court restrictions, the Company had suspended its exploratory and development drilling program and the Company had been limited in its capital expenditures to ordinary course enhancement of current production through workovers, recompletions, and other production enhancing activities deemed to be economic. Pursuant to an Order of the Bankruptcy Court dated May 2, 2000, the Company may operate all of its properties in the ordinary course of business, including, but not limited to, resuming exploration and development activities. Absent this Order, future production would be adversely affected by the continued inability to make acquisitions of producing properties and continue the exploratory and development of its current asset base. Accordingly, the Company is currently reviewing its development and exploration inventory and other opportunities for enhancing the current production and asset base.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1999 (including the notes thereto), set forth in the Company's Annual Report on Form 10-K.

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

     The accompanying financial statements as of and for the three months ended March 31, 2000 have been presented in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). In accordance with SOP 90-7, no interest has been accrued on

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

unsecured debt, no dividends on preferred stock have been accrued, costs relating to the bankruptcy proceeding and interest earned on accumulating cash resulting from the bankruptcy proceeding have been reported as reorganization items in the accompanying statement of operations, and liabilities subject to compromise have been separately reported in the accompanying balance sheet.

     Certain previously reported amounts have been reclassified to conform with the current presentation. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results expected for the full year.

     The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration, and development activities. Such capitalized costs include salary and related benefits of individuals directly involved in the Company's acquisition, exploration and development activities based on the percentage of their time devoted to such activities. These costs totaled approximately $582,000 and $186,000, respectively, for the three months ended March 31, 1999 and 2000.

     Overhead reimbursements received from joint interest partners which are included as a reduction of general and administrative expense totaled approximately $178,000 and $143,000 for the three months ended March 31, 1999 and 2000, respectively.

3. CREDIT FACILITY

     The Company has an outstanding secured credit facility with Arnos with a borrowing base of $25 million, currently maturing August 29, 2000. The Company had $25 million outstanding under the credit facility as of December 31, 1999 and March 31, 2000. The Company is currently paying interest under the credit facility at the base rate, as defined.

     At December 31, 1999 and March 31, 2000, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility.

     As discussed in Note 1, the Joint Plan provides for cash payment of the $25 million outstanding under the credit facility plus any accrued and unpaid interest. The credit facility will remain in place and receive such treatment agreed to between Arnos and the Company.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Financial Statements and respective notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion only represents the best present assessment by management of the Company.

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

PETITION FOR RELIEF UNDER CHAPTER 11

     On December 4, 1998, certain of the holders of the Senior Notes of the Company filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998. On December 23, 1998, the Company filed an Answer to and Motion to Dismiss the pending Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999 which placed the Company under the protection of the Court and precluded payment of the interest on the Senior Notes until the conclusion of the bankruptcy proceeding. See Note 1 to Consolidated Financial Statements for further discussion of the bankruptcy proceeding.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

RESULTS OF OPERATIONS

  Overview of Production, Sales and Unit Economics

     The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       2000
                                                              -------   --------
Net production:
  Oil (Mbbls)...............................................     294        219
  Natural gas (Mmcf)........................................   2,494      1,882
  Natural gas equivalent (Mmcfe)............................   4,260      3,198
Oil and natural gas sales (in thousands):
  Oil.......................................................  $3,196    $ 5,846
  Natural gas...............................................   4,048      4,875
                                                              ------    -------
          Total.............................................  $7,244    $10,721
                                                              ======    =======
Average sales price:
  Oil (per Bbl).............................................  $10.85    $ 26.66
  Natural gas (per Mcf).....................................    1.62       2.59
Unit economics (per Mcfe):
  Average sales price.......................................  $ 1.70    $  3.35
  Lease operating expenses..................................     .35        .44
  Oil and natural gas production taxes......................     .11        .20
  Depletion rate............................................     .96        .86
  General and administrative................................     .24        .34

  Three Months Ended March 31, 1999, Compared with Three Months Ended March 31, 2000

     Revenues. Total revenues increased by $3.5 million (48.6%) to $10.7 million for 2000 from $7.2 million in 1999. The increase in revenues was due to the significant oil price increase combined with the increase in natural gas prices offset, in part, by the decrease in production from the same period in 1999. Average natural gas prices increased $.97 per Mcf to $2.59 per Mcf for 2000 from $1.62 for 1999 while average oil prices increased $15.81 per barrel to $26.66 for 2000 from $10.85 for 1999.

     In 2000, the Company produced 219 Mbbls of oil, a decrease of 26.0% from 294 Mbbls produced in 1999 and in 2000 the Company produced 1,882 Mmcf of natural gas, a decrease of 24.5% from 2,494 Mmcf produced in 1999. The decline in production is primarily due to natural production declines combined with the decrease related to the properties sold at an oil and gas auction in December 1999. In addition, the Company's ability to offset these natural declines through drilling and exploration has been limited due to the Bankruptcy Court restrictions. The Company expects production to continue to decline unless replaced through drilling, workovers, recompletions and/or acquisitions. Accordingly, the Company is currently reviewing its development and exploration inventory and other opportunities for enhancing the current production and asset base pursuant to the May 2, 2000 Bankruptcy Court Order authorizing the Company to operate its properties in the ordinary course of business, including, but not limited to, exploration and development activities.

     Costs and Expenses. Although, lease operating expenses remained relatively constant at $1.4 million for 2000 compared to $1.5 million for 1999, lease operating expenses per Mcfe increased $.09 to $.44 for 2000 from $.35 for 1999 due to the decline in overall production discussed above.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

     Oil and natural gas production taxes increased $.1 million (20.0%) to $.6 million for 2000 from $.5 million for 1999. This increase is the direct result of the increased oil and gas revenue.

     Depreciation, depletion and amortization ("DD&A") decreased $1.5 million (34.1%) to $2.9 million for 2000 compared to $4.4 million for 1999 due to the decrease in the average DD&A rate per Mcfe which was $.86 for 2000 compared to $.96 for 1999. The decrease in the DD&A rate is due primarily to upward revisions in the oil reserves, due to the significant increase in oil prices for 1999, that are used in computing the Company's DD&A rate.

     General and administrative costs increased $.1 million (10.0%) to $1.1 million for 2000 compared to $1.0 million for 1999. As discussed in Note 2 to the consolidated financial statements, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.3 million and $.1 million for the three months ended March 31, 1999 and 2000, respectively.

     Other Income and Expenses. The $.1 million increase (20.0%) in interest expense to $.6 million for 2000 from $.5 million for 1999 was due to the increase of the interest rate on the credit facility. Approximately $4.4 million additional interest expense would have been recognized by the Company for the three months ended both March 31, 1999 and 2000, respectively, if not for the discontinuation of the interest accrual on the Senior Notes due to the bankruptcy proceeding. The weighted average interest rate for 2000 was 9.0% compared to 8.0% for 1999.

     Reorganization Items. The Company incurred $.1 million and $.6 million for the three months ended March 31, 2000 and 1999, respectively, for professional fees and other expenses associated with the Chapter 11 filing. The Company earned $.4 million and $.06 million in interest income on cash accumulating during the Chapter 11 proceeding for the three months ended March 31, 2000 and 1999, respectively.

     Net Income (Loss). Net income of $4.4 million was recognized for the three months ended March 31, 2000, compared with a net loss of $1.2 million for the comparable 1999 period. Net income for the first quarters of 2000 and 1999 both exclude approximately $4.4 million in additional interest expense on the Senior Notes and include expenses of approximately $.1 million and $.6 million, respectively relating to the bankruptcy proceedings and include $.4 million and $.06 million in interest income on cash accumulating during the bankruptcy proceedings. Excluding the effects of these amounts, a net loss of $.3 million would have been recognized for 2000 compared to a net loss of $5.06 million for 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Three Months Ended March 31, 1999, Compared with Three Months Ended March 31, 2000

     Net cash provided by operating activities was $7.5 million for 2000, compared to net cash provided by operating activities of $7.1 million for 1999. The increase in cash flows from operating activities is primarily due to increased income from operations before non-cash charges, resulting from increased oil and gas revenues from higher commodity prices.

     Net cash used in investing activities was $.3 million for 2000 compared with $.9 million for 1999. The cash used by investing activities for 2000 included $.8 million of expenditures related primarily to workovers, recompletions and other ordinary course production enhancement activities compared with $1.1 million for 1999. The Company's ability to undertake drilling and exploration activities was previously limited due to the Chapter 11 proceedings. However, as discussed above, on May 2, 2000 the Bankruptcy Court approved an Order authorizing the Company to operate in the ordinary course of business and resume exploration and development activities.

     There was no cash provided by financing activities during either 2000 or 1999.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

FUTURE CAPITAL AND FINANCING REQUIREMENTS

     The Company currently expects that existing cash and cash flows from operations will be sufficient to fund planned capital expenditures for its existing properties through 2000. However, the Company could require additional capital to fund any large acquisitions and access to these markets could be limited due to potential inability to access additional capital markets.

     Prior to confirmation of the Joint Plan, Bankruptcy Court approval would be required for the Company to seek additional capital from traditional reserve base borrowings, equity, and debt offerings or joint ventures to further develop and explore its properties and to acquire additional properties. There is no assurance that the Company would be able to access additional capital or that, if available, it will be at prices or on terms acceptable to the Company. In addition, the Chapter 11 proceeding and restrictions from the Bankruptcy Court could limit the Company's ability to access additional capital markets. The Company does not anticipate seeking additional capital prior to confirmation of the Joint Plan.

     Should the Company be unable to access the capital markets or should sufficient capital not be available, the development and exploration of the Company's properties could be delayed or reduced and, accordingly, oil and natural gas revenues and operating results may be adversely affected.

CHANGES IN PRICES

     Oil and gas prices are subject to numerous factors that are beyond the Company's ability to control or predict, including seasonal price fluctuation, the condition of the U.S. economy, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic governmental regulations, legislation and policies.

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during the three months ended March 31, 1999 and 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     None.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Other than the Bankruptcy Court proceedings, the Company is not a party to any material pending legal proceedings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     At March 31, 2000, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility.

     On December 4, 1998, certain of the holders of the Senior Notes of National Energy Group, Inc. filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, due to non-payment of interest due December 2, 1998. On December 23, 1998, the Company filed, an Answer to and Motion to Dismiss the pending Involuntary Petition. However, on February 8, 1999, the Bankruptcy Court denied the Company's Motion to Dismiss the Involuntary Petition. An Order for Relief was entered by the Bankruptcy Court on February 11, 1999 which placed the Company under the protection of the Court and precluded payment of the interest on the Senior Notes until the conclusion of the bankruptcy proceeding. See Note 1 to Consolidated Financial Statements for further discussion of the bankruptcy proceedings.

ITEM 5. OTHER INFORMATION

     The Company's common stock traded on the Nasdaq National Market under the symbol "NEGX" from September 1, 1995 until November 9, 1998, when Nasdaq notified the Company that its common stock would be delisted effective at the close of business that day for failing to meet the net tangible asset test and minimum bid price requirements set forth in NASD Marketplace Rules 4450(a)(3) and 4450(a)(5). Nasdaq also advised the Company that its common stock was immediately eligible for trading on the OTC Bulletin Board through authorized broker-dealers who had been market makers in the Company's stock during the last 30-days prior to the Company's delisting on Nasdaq. The Company contacted its OTC Market Makers to notify them of Nasdaq's action and to facilitate future trading activity. The Company's common stock currently trades on the OTC Bulletin Board under the symbol "NEGXQ".

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

NATIONAL ENERGY GROUP, INC.


              By: /s/ BOB G. ALEXANDER                                                   May 15, 2000
  -------------------------------------------------
                  Bob G. Alexander
        President and Chief Executive Officer

             By: /s/ MELISSA H. RUTLEDGE                                                 May 15, 2000
  -------------------------------------------------
                 Melissa H. Rutledge
           Vice President, Controller and
              Chief Accounting Officer

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Merger, dated June 6, 1996, among the Company, NEG-OK, Inc. ("NEG-OK"), and Alexander
                            Energy Corporation ("Alexander")(1)
          2.2            -- First Amendment to Agreement and Plan of Merger, dated as of June 20, 1996, among the Company, NEG-OK, and
                            Alexander(2)
          2.3            -- Mutual Waiver Agreement dated as of August 29, 1996 by
                            and among the Company, NEG-OK and Alexander(3)
          2.4            -- Joint Plan of Reorganization Under Chapter 11 of the
                            Bankruptcy Code for National Energy Group, Inc. and
                            Boomer Marketing Corporation dated May 12, 2000(13)
          2.5            -- Debtors' and Official Committee of Unsecured Creditors'
                            Joint Disclosure Statement under Section 1125 of the
                            Bankruptcy Code Regarding Debtors' and Official Committee
                            of Unsecured Creditors' Joint Plan of Reorganization
                            Under Chapter 11 of the Bankruptcy Code, Dated May 12,
                            2000(13)
          3.1            -- Certificate of Incorporation of the Company, which
                            includes the Certificate of Incorporation of the Company
                            filed with the Secretary of State of Delaware on November
                            20, 1990(4), the Certificate of Elimination of the
                            Redeemable Convertible Preferred Stock, Series A of the
                            Company, filed with the office of the Secretary of State
                            of the State of Delaware on June 2, 1994(3), the
                            Certificate of Amendment of Certificate of Incorporation
                            of the Company, filed with the office of the Secretary of
                            State of the State of Delaware on August 29, 1996(3), the
                            Certificate of Designations of the Company of 10%
                            Cumulative Convertible Preferred Stock, Series B(5), the
                            Certificate of Designations of the Company of 10 1/2%
                            Cumulative Convertible Preferred Stock, Series(6), the
                            Certificate of Designations of the Company of Convertible
                            Preferred Stock, Series D(3), and the Certificate of
                            Designations of the Company of Convertible Preferred
                            Stock, Series E(3)
          3.2            -- By-laws of the Company(4)
          4.1            -- Certificate of Designations of the Company of 10%
                            Cumulative Convertible Preferred Stock, Series B(5)
          4.2            -- Certificate of Designations of the Company of 10 1/2 %
                            Cumulative Convertible Preferred Stock, Series C(6)
          4.3            -- Certificate of Designations of the Company of Convertible
                            Preferred Stock, Series D(3)
          4.4            -- Certificate of Designations of the Company of Convertible
                            Preferred Stock, Series E(3)
          4.5            -- Indenture dated as of November 1, 1996, among the
                            Company, National Energy Group of Oklahoma, Inc.,
                            formerly NEG-OK, and BankOne, Columbus, N.A.(7)
          4.6            -- Indenture dated August 21, 1997, among the Company and
                            Bank One, N.A.(8)
          4.7            -- Instrument of Resignation, Appointment and Acceptance,
                            dated October 23, 1998, between the Company, Bank One,
                            Texas, N.A. and Norwest Bank Minnesota, N.A.(9)
         27.1            -- Financial Data Schedule(12)
         99.1            -- Order of Bankruptcy Court Granting Relief on Involuntary
                            Petition(10)
         99.2            -- Order of Bankruptcy Court Implementing Auction Sale
                            Closing (11)

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

(9) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.

(10) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 8, 1999.

(11) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999.

(12) The Financial Data Schedule is filed herewith for EDGAR filings only.

(13) Filed herewith.