Form 10-Q
period 2000-06-30
NATIONAL ENERGY GROUP INC
filed 2000-08-11
CIK 870756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   COMMISSION FILE NO. 0-19136 (COMMON STOCK)
                      AND 333-9045 (SERIES B SENIOR NOTES)
                     AND 333-38075 (SERIES D SENIOR NOTES)

                          NATIONAL ENERGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      58-1922764
         (State or other jurisdiction                          (IRS Employer
      of incorporation or organization)                     Identification No.)

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

     40,527,482 shares of the registrant's Common Stock, $0.01 par value, were outstanding on August 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets at December 31, 1999 and June
           30, 2000 (Unaudited)......................................    1
         Consolidated Statements of Operations for the three and six
           months ended June 30, 1999 and 2000 (Unaudited)...........    2
         Consolidated Statements of Cash Flows for the six months
           ended June 30, 1999 and 2000 (Unaudited)..................    3
         Consolidated Statement of Stockholders' Equity (Deficit) for
           the six months ended June 30, 2000 (Unaudited)............    4
         Notes to Consolidated Financial Statements (Unaudited)......    5
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    7
Item 3.  Quantitative and Qualitative Disclosure about Market Risk...   11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   12
Item 2.  Changes in Securities and Use of Proceeds...................   12
Item 3.  Defaults Upon Senior Securities.............................   12
Item 5.  Other Information...........................................   12
Item 6.  Exhibits and Reports on Form 8-K............................   12

                                     PART I

                              FINANCIAL STATEMENTS

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              DECEMBER 31,      JUNE 30,
                                                                  1999            2000
                                                              -------------   -------------
ASSETS

Current assets
  Cash and cash equivalents.................................  $  29,216,751   $  43,510,037
  Marketable securities.....................................        342,937              --
  Accounts receivable -- oil and natural gas sales..........      5,057,904       6,430,925
  Accounts receivable -- joint interest and other...........        490,339         751,878
  Other.....................................................      1,411,783         944,686
                                                              -------------   -------------
         Total current assets...............................     36,519,714      51,637,526
Oil and natural gas properties, at cost (full cost method):
  Subject to ceiling limitation.............................    327,330,494     328,190,239
  Accumulated depreciation, depletion, and amortization.....   (266,282,860)   (271,729,409)
                                                              -------------   -------------
  Net oil and natural gas properties........................     61,047,634      56,460,830
Other property and equipment................................      2,495,606       2,649,581
Accumulated depreciation....................................     (1,361,349)     (1,603,770)
                                                              -------------   -------------
         Net other property and equipment...................      1,134,257       1,045,811
Other assets and deferred charges, net......................      1,656,521       1,746,811
                                                              -------------   -------------
         Total assets.......................................  $ 100,358,126   $ 110,890,978
                                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities not subject to compromise:
  Accounts payable -- trade.................................  $   4,437,802   $   4,703,330
  Accounts payable -- revenue...............................      2,545,610       2,767,401
  Credit facility...........................................     25,000,000      25,000,000
                                                              -------------   -------------
         Total liabilities not subject to compromise........     31,983,412      32,470,731
Liabilities subject to compromise:
  Accounts payable -- trade.................................      2,154,158       2,374,371
  Accounts payable -- revenue...............................      2,879,469       2,660,371
  Senior Notes..............................................    165,000,000     165,000,000
  Accrued interest on Senior Notes..........................     10,537,601      10,537,601
  Gas balancing and prepayments.............................      2,685,645       2,678,931
  Other.....................................................         23,341          17,514
                                                              -------------   -------------
         Total liabilities subject to compromise............    183,280,214     183,268,788
Commitments and contingencies
Stockholders' equity (deficit):
  Convertible preferred stock, $1.00 par:
    Authorized shares -- 1,000,000; Issued and outstanding
       shares -- 171,187
    Aggregate liquidation preference -- $17,118,700.........        171,187         171,187
  Common stock, $.01 par value:
    Authorized shares -- 100,000,000; Issued and outstanding
       shares -- 40,527,482.................................        405,275         405,275
  Additional paid-in capital................................    113,089,872     113,089,872
  Unrealized loss on marketable securities, net.............       (172,407)             --
  Accumulated deficit.......................................   (228,399,427)   (218,514,875)
                                                              -------------   -------------
         Total stockholders' deficit........................   (114,905,500)   (104,848,541)
                                                              -------------   -------------
         Total liabilities and stockholders' equity
           (deficit)........................................  $ 100,358,126   $ 110,890,978
                                                              =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                            ------------------------   -------------------------
                                               1999         2000          1999          2000
                                            ----------   -----------   -----------   -----------
Revenues:
  Oil and natural gas sales...............  $9,346,058   $12,326,447   $16,590,066   $23,047,698
Cost and expenses:
  Lease operating.........................   1,424,317     1,343,008     2,896,576     2,756,446
  Oil and natural gas production taxes....     412,236       862,592       897,005     1,510,112
  Depreciation, depletion, and
     amortization.........................   4,325,667     2,869,778     8,754,622     5,779,769
  General and administrative..............   1,082,324     1,145,063     2,123,060     2,245,722
                                            ----------   -----------   -----------   -----------
          Total costs and expenses........   7,244,544     6,220,441    14,671,263    12,292,049
                                            ----------   -----------   -----------   -----------
Operating income..........................   2,101,514     6,106,006     1,918,803    10,755,649
Other income (expense):
  Interest expense........................    (467,152)     (600,198)     (923,080)   (1,162,165)
                                            ----------   -----------   -----------   -----------
Income before reorganization items and
  income taxes............................   1,634,362     5,505,808       995,723     9,593,484
Reorganization items:
  Professional fees and other.............    (569,138)     (440,031)   (1,143,605)     (575,345)
  Interest earned on accumulating cash
     resulting from Chapter 11
     proceedings..........................     201,016       446,579       258,050       866,413
                                            ----------   -----------   -----------   -----------
Income before income taxes................   1,266,240     5,512,356       110,168     9,884,552
Provision for income taxes................          --            --            --            --
                                            ----------   -----------   -----------   -----------
Net income................................   1,266,240     5,512,356       110,168     9,884,552
Preferred stock dividend requirements.....          --            --            --            --
                                            ----------   -----------   -----------   -----------
Net income applicable to common
  shareholders............................  $1,266,240   $ 5,512,356   $   110,168   $ 9,884,552
                                            ==========   ===========   ===========   ===========
Net income per common share, basic and
  diluted.................................  $      .03   $       .14   $       .00   $       .24
                                            ==========   ===========   ===========   ===========
Weighted average number of common shares
  outstanding.............................  40,527,482    40,527,482    40,527,482    40,527,482
                                            ==========   ===========   ===========   ===========

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
OPERATING ACTIVITIES
Income from operations......................................  $   995,723   $ 9,593,485
Chapter 11 proceeding reorganization costs, net.............     (885,555)      291,067
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation, depletion, and amortization.................    8,754,622     5,779,769
  Amortization of issuance premium..........................      (79,056)           --
  Amortization of deferred compensation.....................       22,490        24,370
  Common stock, options, and warrants issued for services...       18,280         3,515
  Other.....................................................      (95,460)       72,658
  Changes in operating assets and liabilities:
     Accounts receivable....................................    2,260,047    (1,634,560)
     Other current assets...................................      671,272       442,726
     Accounts payable and accrued liabilities...............    2,125,238       472,377
                                                              -----------   -----------
          Net cash provided by operating activities.........   13,787,601    15,045,407
                                                              -----------   -----------
INVESTING ACTIVITIES
Oil and gas acquisition, exploration, and development
  expenditures..............................................   (1,932,695)   (1,479,647)
Proceeds from sales of oil and gas properties...............      339,089       619,904
Proceeds from sales of marketable securities................           --       413,147
Purchases of other long-term assets.........................     (445,066)     (305,525)
Other.......................................................        3,810            --
                                                              -----------   -----------
          Net cash used in investing activities.............   (2,034,862)     (752,121)
                                                              -----------   -----------
Increase in cash and cash equivalents.......................   11,752,739    14,293,286
Cash and cash equivalents and beginning of period...........    2,542,235    29,216,751
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $14,294,974   $43,510,037
                                                              ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash.......................................  $        --   $ 1,348,138
                                                              ===========   ===========

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                  CONVERTIBLE                                                  UNREALIZED
                                PREFERRED STOCK         COMMON STOCK                             LOSS ON
                               ------------------   ---------------------     ADDITIONAL       MARKETABLE      ACCUMULATED
                               SHARES     AMOUNT      SHARES      AMOUNT    PAID-IN CAPITAL    SECURITIES        DEFICIT
                               -------   --------   ----------   --------   ---------------   -------------   -------------
Balance at December 31,
  1999.......................  171,187   $171,187   40,527,482   $405,275    $113,089,872       $(172,407)    $(228,399,427)
  Unrealized loss on
    marketable securities....       --         --           --         --              --         172,407                --
  Net income.................       --         --           --         --              --              --         9,884,552
                               -------   --------   ----------   --------    ------------       ---------     -------------
Balance at June 30, 2000.....  171,187   $171,187   40,527,482   $405,275    $113,089,872       $      --     $(218,514,875)
                               =======   ========   ==========   ========    ============       =========     =============


                                    TOTAL
                                STOCKHOLDERS'
                               EQUITY (DEFICIT)
                               ----------------
Balance at December 31,
  1999.......................   $(114,905,500)
  Unrealized loss on
    marketable securities....         172,407
  Net income.................       9,884,552
                                -------------
Balance at June 30, 2000.....   $(104,848,541)
                                =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 2000

1. CONFIRMATION OF JOINT PLAN OF REORGANIZATION

     On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court") entered an order placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code. On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the "Joint Plan") jointly proposed by the Company and the official committee of unsecured creditors (the "Committee"). The Joint Plan became effective on August 4, 2000 and the Company emerged from bankruptcy at that time. The confirmed Joint Plan provides for (i) continuation of the Company's oil and gas operations, (ii) satisfaction of all allowed secured claims, including the credit facility with Arnos Corp., an affiliated subsidiary of the Company's Series D preferred stockholder (See Note 3 of Consolidated Financial Statements), (iii) cash payments to certain tort claimants who accepted the Joint Plan in an amount equal to 2.0% of such allowed claims or, alternatively, if rejected, an amount equal to 75% of the allowed claim as determined by the Bankruptcy Court, (iv) payment to senior noteholders (excluding Arnos), utilizing cash deposited by Arnos in the Bankruptcy Court's registry, in an amount equal to 56 1/2% of the face value of each note, less a pro-rata share of $1.0 million to fund a creditor's trust, plus a pro-rata share of any net recoveries from litigation brought by the creditor's trust, (v) cash payment to trade creditors in an amount equal to 75% of the allowed claim, plus a pro-rata share of any net recoveries from litigation brought by the creditor's trust, (vi) conversion of all existing preferred stock into common stock, (vii) retention of all existing common stock subject to cancellation and reissuance at a ratio of one share in the reorganized Company for every seven shares of existing common stock held,
(viii) cancellation of existing options, warrants or other equity interests in the Company and (ix) amendment of the Senior Note Indenture.

     The order confirming the Joint Plan also provides that (i) payment be made within thirty days following the effective date to all creditors holding allowed claims, (ii) confirmation of the Joint Plan shall be deemed an injunction against all parties asserting claims against property of the Company, except as provided for in the Joint Plan and (iii) administrative claims against the Company, other than those provided for in the Joint Plan, must be filed within the deadline set by the Bankruptcy Court. Also, in accordance with the Joint Plan, the reorganized Company will contribute all or substantially all of its operating properties to a limited liability company, not yet formed, in exchange for a 50% interest in such limited liability company.

     Due to the Chapter 11 filing and Bankruptcy Court restrictions, the Company had suspended its exploratory and development drilling program and the Company had been limited in its capital expenditures to ordinary course enhancement of current production through workovers, recompletions, and other production enhancing activities deemed to be economic. However, pursuant to a Bankruptcy Court order dated May 2, 2000 authorizing the Company to operate its properties in the ordinary course and confirmation of the Joint Plan, the Company has resumed certain exploration, development and acquisition activities.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1999 (including the notes thereto), set forth in the Company's Annual Report on Form 10-K.

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's prior losses from operations and the related Chapter 11 proceeding had raised concern about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) confirmation of the Joint Plan which provides for continuation of the Company's oil and gas operations, (ii) the current profitability of the Company and (iii) the ability to generate sufficient cash from operations to meet its obligations.

     The accompanying financial statements as of and for the six months ended June 30, 2000 have been presented in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). In accordance with SOP 90-7, no interest has been accrued on unsecured debt, no dividends on preferred stock have been accrued, costs relating to the bankruptcy proceeding and interest earned on accumulating cash resulting from the bankruptcy proceeding have been reported as reorganization items in the accompanying statement of operations, and liabilities subject to compromise have been separately reported in the accompanying balance sheet.

     Certain previously reported amounts have been reclassified to conform with the current presentation. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results expected for the full year.

     The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration, and development activities. Such capitalized costs include salary and related benefits of individuals directly involved in the Company's acquisition, exploration and development activities based on the percentage of their time devoted to such activities. These costs totaled approximately $493,000 and $255,000, respectively, for the six months ended June 30, 1999 and 2000. These costs totaled approximately $212,000 and $125,000, respectively, for the three months ended June 30, 1999 and 2000.

     Overhead reimbursements received from joint interest partners which are included as a reduction of general and administrative expense totaled approximately $402,000 and $281,000, respectively, for the six months ended June 30, 1999 and 2000. These costs totaled $224,000 and $138,000, respectively, for the three months ended June 30, 1999 and 2000.

3. CREDIT FACILITY

     The Company has an outstanding secured credit facility with Arnos Corp., an affiliated subsidiary of the Company's Series D preferred stock holder ("Arnos"), with a borrowing base of $25 million, currently maturing August 29, 2000. The Company had $25 million outstanding under the credit facility as of December 31, 1999 and June 30, 2000. The Company is currently paying interest under the credit facility at the base rate, as defined.

     At December 31, 1999 and June 30, 2000, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility.

     The credit facility currently has a maturity date of August 29, 2000. However, the Joint Plan, as confirmed, provides for either cash payment of the $25 million outstanding plus any accrued and unpaid interest or such other treatment agreed between Arnos and the Company. The Company and Arnos have agreed to negotiate continuation of the credit facility beyond the August 29, 2000 maturity date. Until such time, Arnos has agreed to keep the existing credit facility in place.

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

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's prior losses from operations and the related Chapter 11 proceeding had raised concern about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) confirmation of the Joint Plan which provides for continuation of the Company's oil and gas operations, (ii) the current profitability of the Company and (iii) the ability to generate sufficient cash from operations to meet its obligations.

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

CONFIRMATION OF JOINT PLAN OF REORGANIZATION

     Pursuant to an order dated February 11, 1999 the Company was placed under the protection of the Bankruptcy Court pursuant to Title 11 Chapter 11 of the United States Bankruptcy Code and was precluded from making any interest payments on the senior notes until the conclusion of the bankruptcy proceeding. On July 24, 2000, the Bankruptcy Court entered an order confirming the Joint Plan which became effective on August 4, 2000. See Note 1 to Consolidated Financial Statements for further discussion of the bankruptcy proceedings.

RESULTS OF OPERATIONS

  Overview of Production, Sales and Unit Economics

     The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30,            JUNE 30,
                                                          ------------------   -----------------
                                                           1999       2000      1999      2000
                                                          -------   --------   -------   -------
Net production:
  Oil (Mbbls)...........................................     291        218        585       437
  Natural gas (Mmcf)....................................   2,403      1,829      4,897     3,711
  Natural gas equivalent (Mmcfe)........................   4,149      3,135      8,409     6,333
Oil and natural gas sales (in thousands):
  Oil...................................................  $4,697    $ 6,085    $ 7,893   $11,931
  Natural gas...........................................   4,649      6,241      8,697    11,117
                                                          ------    -------    -------   -------
  Total.................................................  $9,346    $12,326    $16,590   $23,048
                                                          ======    =======    =======   =======

                                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30,            JUNE 30,
                                                          ------------------   -----------------
                                                           1999       2000      1999      2000
                                                          -------   --------   -------   -------
Average sales price:
  Oil (per Bbl).........................................  $16.14    $ 27.91    $ 13.48   $ 27.30
  Natural gas (per Mcf).................................    1.93       3.41       1.78      3.00
Unit economics (per Mcfe):
  Average sales price...................................  $ 2.25    $  3.93    $  1.97   $  3.64
  Lease operating expenses..............................     .34        .43        .34       .44
  Oil and natural gas production taxes..................     .10        .28        .11       .24
  Depletion rate........................................     .96        .86        .96       .86
  General and administrative............................     .26        .37        .25       .35

     Three Months Ended June 30, 1999, Compared with Three Months Ended June 30, 2000

     Revenues. Total revenues increased $3.0 million (32.3%) from $9.3 million for the second quarter of 1999 to $12.3 million for the second quarter of 2000. The increase in revenues was due to the significant increase in oil and natural gas prices during the second quarter of 2000 offset, in part, by the decrease in production from the same period in 1999. Average oil prices increased $11.77 per barrel from $16.14 per barrel for 1999 to $27.91 per barrel for 2000 while average natural gas prices increased $1.48 per Mcf from $1.93 per Mcf for 1999 to $3.41 per Mcf for 2000.

     The Company produced 291 Mbbls of oil during the second quarter of 1999 and 218 Mbbls of oil in the second quarter of 2000, a decrease of 25.1%. The Company produced 2,403 Mmcf of natural gas during the second quarter of 1999 and 1,829 Mmcf of natural gas during the second quarter of 2000, a decrease of 23.9%. The decline in production is primarily due to natural production declines combined with the loss of production from properties sold at an oil and gas auction in December 1999. During the bankruptcy proceeding, the Company's ability to offset natural production declines through drilling and exploration has been limited due to the Bankruptcy Court restrictions. The Company expects production to continue to decline unless replaced through drilling, workovers, recompletions and/or acquisitions. Pursuant to the May 2, 2000 Bankruptcy Court order authorizing the Company to operate its properties in the ordinary course and confirmation of the Joint Plan, the Company has resumed certain exploration, development and acquisition activities.

     Costs and Expenses. Lease operating expenses remained relatively constant at $1.4 million for the three months ended June 30, 1999 compared to $1.3 million for the same period in 2000. Lease operating expenses per Mcfe increased $.09 from $.34 for 1999 to $.43 in 2000 due to the decline in overall production.

     Oil and natural gas production taxes increased $.5 million (125.0%) from $.4 million for the three months ended June 30, 1999 to $.9 million for the same period in 2000. This increase is the direct result of the increased oil and gas revenue.

     Depreciation, depletion and amortization ("DD&A") decreased $1.3 million (30.2%) from $4.3 million for the three months ended June 30, 1999 to $3.0 million for the same period in 2000. This decrease was due to the decrease in the average DD&A rate per Mcfe which was $.96 for 1999 compared to $.86 for 2000. The decrease in the DD&A rate is due primarily to upward revisions in the Company's estimated oil reserves arising from the significant increase in oil prices during 1999 that were used in computing the Company's DD&A rate for 2000.

     General and administrative costs remained constant at $1.1 million for the three months ended June 30, 1999 compared to $1.1 million for the same period in 2000. As discussed in Note 2 to the Consolidated Financial Statements, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.2 million and $.1 million for the three months ended June 30, 1999 and 2000, respectively.

     Other Income and Expenses. The $.1 million increase in interest expense from $.5 million for the three months ended June 30, 1999 to $.6 million for the same period in 2000 was due to the increase of the interest rate on the Company's secured credit facility. Approximately $4.4 million additional interest expense would have been recognized by the Company for the three months ended June 30, 1999 and 2000 if not for the discontinuation of the interest accrual on the Company's senior notes due to the bankruptcy proceeding. The weighted average interest rate for the three months ended June 30, 1999 was 8.0% compared to 9.6% for the same period in 2000.

     Reorganization Items. The Company incurred $.6 million and $.4 million for professional fees and other expenses associated with the bankruptcy proceeding for the three months ended June 30, 1999 and 2000, respectively. The Company earned $.2 million and $.4 million in interest income on cash accumulating during the bankruptcy proceeding for the three months ended June 30, 1999 and 2000, respectively.

     Net Income (Loss). Net income of $1.3 million was recognized for the three months ended June 30, 1999, compared with net income of $5.5 million for the comparable 2000 period. Net income for the second quarters of 1999 and 2000 (i) excludes $4.4 million in additional interest expense on the Company's senior notes, (ii) includes expenses of $.6 million and $.4 million, respectively, relating to the bankruptcy proceeding and (iii) includes $.2 million and $.4 million in interest income on cash accumulating during the bankruptcy proceeding. Excluding the effects of these amounts, a net loss of $2.7 million would have been recognized for the three months ended June 30, 1999 compared to net income of $1.1 million for the same period in 2000.

     Six Months Ended June 30, 1999, Compared with Six Months Ended June 30,
     2000

     Revenues. Total revenues increased by $6.4 million (38.6%) from $16.6 million for the six months ended June 30, 1999 to $23.0 million for the same period of 2000. The increase in revenues was due to the significant increase in oil and natural gas prices during the first six months of 2000 offset, in part, by the decrease in production from the same period in 1999. Average oil prices increased $13.82 per barrel from $13.48 per barrel for 1999 to $27.30 per barrel for 2000 while average natural gas prices increased $1.22 per Mcf from $1.78 per Mcf for 1999 to $3.00 per Mcf for 2000.

     The Company produced 585 Mbbls of oil during the six months ended June 30, 1999 and 437 Mbbls of oil during the same period of 2000, a decrease of 25.3%. The Company produced 4,897 Mmcf of natural gas during the six months ended June 30, 1999 and 3,711 Mmcf of natural gas during the same period of 2000, a decrease of 24.2%. The decline in production is primarily due to natural production declines combined with the loss of production from properties sold at an oil and gas auction in December 1999. During the bankruptcy proceeding, the Company's ability to offset natural production declines through drilling and exploration has been limited due to the Bankruptcy Court restrictions. The Company expects production to continue to decline unless replaced through drilling, workovers, recompletions and/or acquisitions. Pursuant to the May 2, 2000 Bankruptcy Court order authorizing the Company to operate its properties in the ordinary course and confirmation of the Joint Plan, the Company has resumed certain exploration, development and acquisition activities.

     Costs and Expenses. Lease operating expenses remained relatively constant at $2.9 million for the six months ended June 30, 1999 compared to $2.8 million for the same period in 2000. Lease operating expenses per Mcfe increased $.10 from $.34 for 1999 to $.44 in 2000 due to the decline in overall production.

     Oil and natural gas production taxes increased $.6 million (66.7%) from $.9 million for the six months ended June 30, 1999 to $1.5 million for the same period in 2000. This increase is the direct result of the increased oil and gas revenue.

     Depreciation, depletion and amortization ("DD&A") decreased $3.0 million (34.1%) from $8.8 million for the six months ended June 30, 1999 to $5.8 million for the same period in 2000. This decrease was due to the decrease in the average DD&A rate per Mcfe which was $.96 for 1999 compared to $.86 for 2000. The decrease in the DD&A rate is due primarily to upward revisions in the Company's estimated oil reserves arising from the significant increase in oil prices during 1999 that were used in computing the Company's DD&A rate for 2000.

     General and administrative costs remained constant at $2.1 million for the six months ended June 30, 1999 compared to $2.2 million for the same period in 2000. As discussed in Note 2 to the Consolidated Financial Statements, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.5 million and $.3 million, respectively, for the six months ended June 30, 1999 and 2000.

     Other Income and Expenses. The $.3 million increase (33.3%) in interest expense from $.9 million for the six months ended June 30, 1999 to $1.2 million for the same period in 2000 was due to the increase of the interest rate on the Company's secured credit facility. Approximately $8.9 million additional interest expense would have been recognized by the Company for the six months ended June 30, 1999 and 2000 if not for the discontinuation of the interest accrual on the Company's senior notes due to the bankruptcy proceeding. The weighted average interest rate for the six months ended June 30, 1999 was 8.0% compared to 9.3% for the same period in 2000.

     Reorganization Items. The Company incurred $1.1 million and $.6 million for the six months ended June 30, 1999 and 2000, respectively, for professional fees and other expenses associated with the bankruptcy proceeding. The Company earned $.3 million and $.9 million in interest income on cash accumulating during the bankruptcy proceeding for the six months ended June 30, 1999 and 2000, respectively.

     Net Income (Loss). Net income of $.1 million was recognized for the six months ended June 30, 1999, compared with net income of $9.9 million for the comparable 2000 period. Net income for the six months ended June 30, 1999 and 2000 (i) excludes $8.9 million in additional interest expense on the Company's senior notes, (ii) includes expenses of $1.1 million and $.6 million, respectively, relating to the bankruptcy proceeding and (iii) includes $.3 million and $.9 million in interest income on cash accumulating during the bankruptcy proceeding. Excluding the effects of these amounts, a net loss of $8.0 million would have been recognized for the six months ended June 30, 1999 compared to net income of $.7 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Six Months Ended June 30, 1999, Compared with Six Months Ended June 30,
     2000

     Net cash provided by operating activities was $13.9 million for 1999, compared to net cash provided by operating activities of $15.0 million for 2000. The increase in cash flows from operating activities is primarily due to increased income from operations before non-cash charges, resulting from increased oil and gas revenues from higher commodity prices.

     Net cash used in investing activities was $2.0 million for 1999 compared with $.8 million for 2000. The cash used by investing activities for 1999 included $1.9 million of expenditures related primarily to workovers, recompletions and other ordinary course production enhancement activities compared with $1.5 million for 2000.

     The Company's ability to undertake drilling and exploration activities was previously limited due to the bankruptcy proceeding. However, pursuant to the May 2, 2000 Bankruptcy Court order authorizing the Company to operate its properties in the ordinary course and confirmation of the Joint Plan, the Company has resumed certain exploration, development and acquisition activities.

     There was no cash provided by financing activities during either 1999 or 2000.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

     The Company's existing credit facility has a maturity date of August 29, 2000. The Joint Plan provides for the Company to either make a cash payment of the $25 million outstanding plus any accrued and unpaid interest or enter into another arrangement mutually acceptable to the Company and Arnos. The Company and Arnos have agreed to negotiate continuation of the credit facility beyond the August 29, 2000 maturity date. Until such time, Arnos has agreed to keep the existing credit facility in place.

     If the Company's existing credit facility remains outstanding the Company currently expects that existing cash and cash flows from operations will be sufficient to fund planned capital expenditures for its existing properties through 2000. If the Company's credit facility is paid in its entirety, the Company could require additional capital to fund any large acquisitions or expenditures and access to these markets could be limited due to potential inability to access additional capital markets.

     Prior to confirmation of the Joint Plan, Bankruptcy Court approval would have been required for the Company to seek additional capital from traditional reserve base borrowings, equity, and debt offerings or joint ventures to further develop and explore its properties and to acquire additional properties. There is no assurance that the Company would be able to access additional capital or that, if available, it will be at prices or on terms acceptable to the Company.

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

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during the six months ended June 30, 1999 and 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     None.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Other than the Bankruptcy Court proceeding, the Company is not a defendant in any additional material pending legal proceedings. On August 4, 2000, the Company's Joint Plan became effective and the Company emerged from bankruptcy. See Note 1 to the Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Pursuant to the Company's Joint Plan, which became effective August 4, 2000, the Company's existing common stock, preferred stock and senior notes, were modified in accordance with the treatment provided for therein. See Note 1 to the Consolidated Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     At June 30, 2000, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the Arnos credit facility.

     Pursuant to an order dated February 11, 1999 the Company was placed under the protection of the Bankruptcy Court pursuant to Title 11 Chapter 11 of the United States Bankruptcy Code and was precluded from making any interest payments on the senior notes until the conclusion of the bankruptcy proceeding. On July 24, 2000, the Bankruptcy Court entered an order confirming the Joint Plan which became effective on August 4, 2000. See Note 1 to Consolidated Financial Statements for further discussion of the bankruptcy proceedings.

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

                                            NATIONAL ENERGY GROUP, INC

                                                By: /s/ BOB G. ALEXANDER                 August 11, 2000
                                    -------------------------------------------------
                                                    Bob G. Alexander
                                          President and Chief Executive Officer

                                               By: /s/ MELISSA H. RUTLEDGE               August 11, 2000
                                    -------------------------------------------------
                                                   Melissa H. Rutledge
                                             Vice President, Controller and
                                                Chief Accounting Officer

                          NATIONAL ENERGY GROUP, INC.
                              DEBTOR-IN-POSSESSION

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Merger, dated June 6, 1996, among the Company, NEG-OK, Inc. ("NEG-OK"), and Alexander
                            Energy Corporation ("Alexander")(1)
           2.2           -- First Amendment to Agreement and Plan of Merger, dated as of June 20, 1996, among the Company, NEG-OK, and
                            Alexander(2)
           2.3           -- Mutual Waiver Agreement dated as of August 29, 1996 by
                            and among the Company, NEG-OK and Alexander(3)
           2.4           -- Joint Plan of Reorganization Under Chapter 11 of the
                            Bankruptcy Code for National Energy Group, Inc. and
                            Boomer Marketing Corporation dated May 12, 2000(12)
           2.5           -- Debtors' and Official Committee of Unsecured Creditors'
                            Joint Disclosure Statement under Section 1125 of the
                            Bankruptcy Code Regarding Debtors' and Official Committee
                            of Unsecured Creditors' Joint Plan of Reorganization
                            Under Chapter 11 of the Bankruptcy Code, Dated May 12,
                            2000(12)
           3.1           -- Certificate of Incorporation of the Company, which
                            includes the Certificate of Incorporation of the Company
                            filed with the Secretary of State of Delaware on November
                            20, 1990(4), the Certificate of Elimination of the
                            Redeemable Convertible Preferred Stock, Series A of the
                            Company, filed with the office of the Secretary of State
                            of the State of Delaware on June 2, 1994(3), the
                            Certificate of Amendment of Certificate of Incorporation
                            of the Company, filed with the office of the Secretary of
                            State of the State of Delaware on August 29, 1996(3), the
                            Certificate of Designations of the Company of 10%
                            Cumulative Convertible Preferred Stock, Series B(5), the
                            Certificate of Designations of the Company of 10 1/2%
                            Cumulative Convertible Preferred Stock, Series(6), the
                            Certificate of Designations of the Company of Convertible
                            Preferred Stock, Series D(3), and the Certificate of
                            Designations of the Company of Convertible Preferred
                            Stock, Series E(3)
           3.2           -- By-laws of the Company(4)
           4.1           -- Certificate of Designations of the Company of 10%
                            Cumulative Convertible Preferred Stock, Series B(5)
           4.2           -- Certificate of Designations of the Company of 10 1/2%
                            Cumulative Convertible Preferred Stock, Series C(6)
           4.3           -- Certificate of Designations of the Company of Convertible
                            Preferred Stock, Series D(3)
           4.4           -- Certificate of Designations of the Company of Convertible
                            Preferred Stock, Series E(3)
           4.5           -- Indenture dated as of November 1, 1996, among the
                            Company, National Energy Group of Oklahoma, Inc.,
                            formerly NEG-OK, and BankOne, Columbus, N.A.(7)
           4.6           -- Indenture dated August 21, 1997, among the Company and
                            Bank One, N.A.(8)
           4.7           -- Instrument of Resignation, Appointment and Acceptance,
                            dated October 23, 1998, between the Company, Bank One,
                            Texas, N.A. and Norwest Bank Minnesota, N.A.(9)
          27.1           -- Financial Data Schedule(13)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          99.1           -- Order of Bankruptcy Court Granting Relief on Involuntary
                            Petition(10)
          99.2           -- Order of Bankruptcy Court Implementing Auction Sale
                            Closing(11)
          99.3           -- Order of Bankruptcy Court Confirming Joint Plan of
                            Reorganization and Fixing Deadlines for Filing
                            Administrative Claims, Fee Claims and Rejections
                            Claims(14)

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

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13) The Financial Data Schedule is filed herewith for EDGAR filings only.

(14) Filed herewith.