Form 10-Q
period 2000-09-30
NATIONAL ENERGY GROUP INC
filed 2000-11-14
CIK 870756

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     11,190,650 shares of the registrant's Common Stock, $0.01 par value, were outstanding on November 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets at December 31, 1999 and
           September 30, 2000 (Unaudited)............................      3
         Consolidated Statements of Operations for the three and nine
           months ended September 30, 1999 and 2000 (Unaudited)......      4
         Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 and 2000 (Unaudited).............      5
         Consolidated Statement of Stockholders' Equity (Deficit) for
           the nine months ended September 30, 2000 (Unaudited)......      6
         Notes to Consolidated Financial Statements (Unaudited)......      7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     10
Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     15
Item 2.  Changes in Securities and Use of Proceeds...................     15
Item 5.  Other Information...........................................     15
Item 6.  Exhibits and Reports on Form 8-K............................     16

                          NATIONAL ENERGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,     SEPTEMBER 30,
                                                                  1999             2000
                                                              -------------    -------------
                                                                                (UNAUDITED)
                                           ASSETS

Current assets:
  Cash and cash equivalents.................................  $  29,216,751    $  43,157,630
  Marketable securities.....................................        342,937               --
  Accounts receivable -- oil and natural gas sales..........      5,057,904        7,022,015
  Accounts receivable -- joint interest and other...........        490,339          752,723
  Other.....................................................      1,411,783        1,330,571
                                                              -------------    -------------
          Total current assets..............................     36,519,714       52,262,939
Oil and natural gas properties, at cost (full cost method):
  Subject to ceiling limitation.............................    327,330,494      334,196,293
  Accumulated depreciation, depletion, and amortization.....   (266,282,860)    (274,287,862)
                                                              -------------    -------------
  Net oil and natural gas properties........................     61,047,634       59,908,431
Other property and equipment................................      2,495,606        2,682,908
Accumulated depreciation....................................     (1,361,349)      (1,722,200)
                                                              -------------    -------------
  Net other property and equipment..........................      1,134,257          960,708
Other assets and deferred charges, net......................      1,656,521        1,604,646
                                                              -------------    -------------
          Total assets......................................  $ 100,358,126    $ 114,736,724
                                                              =============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable -- trade.................................  $   4,437,802    $   4,246,683
  Accounts payable -- trade (subject to compromise).........      2,154,158          240,039
  Accounts payable -- revenue...............................      2,545,610        3,161,408
  Accounts payable -- revenue (subject to compromise).......      2,879,469        2,116,907
  Accrued interest on senior notes..........................             --        2,813,206
  Accrued interest on senior notes (subject to
     compromise)............................................     10,537,601               --
  Credit facility...........................................     25,000,000       25,000,000
  Other.....................................................         23,341           12,437
                                                              -------------    -------------
          Total current liabilities.........................     47,577,981       37,590,680
Long term liabilities:
  Senior notes..............................................    165,000,000      165,000,000
  Gas balancing.............................................      1,096,414        1,096,414
  Gas prepayments (subject to compromise)...................      1,589,231               --
Commitments and contingencies
Stockholders' equity (deficit):
  Convertible preferred stock, $1.00 par:
     Authorized shares -- 1,000,000; Issued and outstanding
       shares -- 171,187 at December 31, 1999
     Aggregate liquidation preference -- $17,118,700 at
       December 31, 1999....................................        171,187               --
  Common stock, $.01 par value:
     Authorized shares -- 100,000,000; Issued and
       outstanding shares -- 5,819,475 at December 31, 1999
       and 6,533,761 at September 30, 2000..................         58,195           65,338
  Additional paid-in capital................................    113,436,952      113,600,996
  Unrealized loss on marketable securities, net.............       (172,407)              --
  Accumulated deficit.......................................   (228,399,427)    (202,616,704)
                                                              -------------    -------------
          Total stockholders' equity (deficit)..............   (114,905,500)     (88,950,370)
                                                              -------------    -------------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 100,358,126    $ 114,736,724
                                                              =============    =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              1999          2000          1999          2000
                                           -----------   -----------   -----------   -----------
Revenues:
  Oil and natural gas sales..............  $11,208,832   $13,895,191   $27,798,898   $36,942,889
Cost and expenses:
  Lease operating........................    1,520,589     1,423,250     4,417,165     4,179,696
  Oil and natural gas production taxes...      484,002       794,946     1,381,007     2,305,059
  Depreciation, depletion, and
     amortization........................    4,132,029     2,707,149    12,886,651     8,486,919
  General and administrative.............      900,985     1,100,517     3,024,045     3,346,238
                                           -----------   -----------   -----------   -----------
          Total costs and expenses.......    7,037,605     6,025,862    21,708,868    18,317,912
                                           -----------   -----------   -----------   -----------
Operating income.........................    4,171,227     7,869,329     6,090,030    18,624,977
Other income (expense):
  Interest expense.......................     (482,166)   (3,436,145)   (1,405,246)   (4,598,311)
  Interest income and other, net.........           --       409,496            --       409,496
                                           -----------   -----------   -----------   -----------
Income before reorganization items and
  income taxes...........................    3,689,061     4,842,680     4,684,784    14,436,162
Reorganization items:
  Professional fees and other............     (709,863)     (440,366)   (1,853,468)   (1,015,712)
  Interest earned on accumulating cash
     resulting from Chapter 11
     proceedings.........................      187,280       198,272       445,330     1,064,688
                                           -----------   -----------   -----------   -----------
Income before income taxes...............    3,166,478     4,600,586     3,276,646    14,485,138
Provision for income taxes...............           --            --            --            --
                                           -----------   -----------   -----------   -----------
Income before extraordinary item.........    3,166,478     4,600,586     3,276,646    14,485,138
Extraordinary gain on discharge of
  indebtedness...........................           --    11,297,585            --    11,297,585
                                           -----------   -----------   -----------   -----------
Net income...............................  $ 3,166,478   $15,898,171   $ 3,276,646   $25,782,723
                                           ===========   ===========   ===========   ===========
Earnings per common share, basic and
  diluted:
  Income before extraordinary item.......  $       .54   $       .73   $       .56   $      2.43
  Gain on discharge of indebtedness......           --          1.80            --          1.89
                                           -----------   -----------   -----------   -----------
  Net income per common share............  $       .54   $      2.53   $       .56   $      4.32
                                           ===========   ===========   ===========   ===========
Weighted average number of common shares
  outstanding............................    5,819,475     6,269,786     5,819,475     5,970,674
                                           ===========   ===========   ===========   ===========

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
Operating Activities
  Income from operations....................................  $ 4,684,784   $14,436,162
  Chapter 11 proceeding reorganization costs, net...........   (1,408,138)       48,976
  Gain on discharge of indebtedness.........................           --    11,297,585
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion, and amortization..............   12,886,651     8,486,919
     Amortization of issuance premium.......................     (118,582)           --
     Amortization of deferred compensation..................       34,078        38,167
     Common stock, options, and warrants issued for
      services..............................................       11,248         3,515
     Other..................................................     (109,903)       52,428
     Changes in operating assets and liabilities:
       Accounts receivable..................................      874,449    (2,285,578)
       Other current assets.................................      717,637        43,046
       Accounts payable and accrued liabilities.............    1,887,685   (11,351,196)
                                                              -----------   -----------
          Net cash provided by operating activities.........   19,459,909    20,770,024
                                                              -----------   -----------
Investing Activities
  Purchases of other property and equipment.................           --      (187,303)
  Oil and gas acquisition, exploration, and development
     expenditures...........................................   (3,036,672)   (7,841,295)
  Proceeds from sales of oil and gas properties.............      597,907     1,012,856
  Purchases of other long-term assets.......................     (529,295)     (226,550)
  Proceeds from sale of marketable securities...............           --       413,147
  Other.....................................................        3,810            --
                                                              -----------   -----------
          Net cash used in investing activities.............   (2,964,250)   (6,829,145)
                                                              -----------   -----------
Increase in cash and cash equivalents.......................   16,495,659    13,940,879
Cash and cash equivalents and beginning of period...........    2,542,235    29,216,751
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $19,037,894   $43,157,630
                                                              ===========   ===========
Supplemental cash flow information
  Interest paid in cash.....................................  $ 1,788,761   $ 1,971,055
                                                              ===========   ===========

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                              CONVERTIBLE                                              UNREALIZED                       TOTAL
                            PREFERRED STOCK          COMMON STOCK        ADDITIONAL     LOSS ON                     STOCKHOLDERS'
                        -----------------------   -------------------     PAID-IN      MARKETABLE    ACCUMULATED       EQUITY
                          SHARES       AMOUNT      SHARES     AMOUNT      CAPITAL      SECURITIES      DEFICIT        (DEFICIT)
                        -----------   ---------   ---------   -------   ------------   ----------   -------------   -------------
Balance at December
  31, 1999............    171,187     $ 171,187   5,819,475   $58,195   $113,436,952   $(172,407)   $(228,399,427)  $(114,905,500)
  Preferred stock
    conversion
    pursuant to
    reorganization....   (171,187)     (171,187)    714,286     7,143        164,044          --               --              --
  Unrealized loss on
    marketable
    securities........         --            --          --        --             --     172,407               --         172,407
  Net income..........         --            --          --        --             --          --       25,782,723      25,782,723
                         --------     ---------   ---------   -------   ------------   ---------    -------------   -------------
Balance at September
  30, 2000............         --     $      --   6,533,761   $65,338   $113,600,996   $      --    $(202,616,704)  $ (88,950,370)
                         ========     =========   =========   =======   ============   =========    =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2000

1. BACKGROUND AND CONFIRMATION OF JOINT PLAN OF REORGANIZATION

  Background

     On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court") entered an order involuntarily placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code. On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the "Joint Plan") jointly proposed by the Company and the official committee of unsecured creditors (the "Committee"). The Joint Plan became effective on August 4, 2000 (the "Effective Date"). The confirmed Joint Plan provided for (i)continuation of the Company's oil and gas operations, (ii) satisfaction of all allowed secured claims, including the credit facility with Arnos Corp., an affiliate of the Company's former Series D preferred stockholder ("Arnos") (See Note 3), (iii) cash payments to certain tort claimants who accepted the Joint Plan in an amount equal to 2.0% of such allowed claims or, alternatively, if rejected, an amount equal to 75% of the allowed claim as determined by the Bankruptcy Court, (iv) payment by Arnos to senior noteholders, in an amount equal to 56 1/2% of the face value of each note, less a pro-rata share of $1.0 million to fund a creditor's trust, plus a pro-rata share of any net recoveries from any potential litigation brought by the creditor's trust,
(v) cash payment to trade creditors in an amount equal to 75% of the allowed claim, plus a pro-rata share of any net recoveries from any potential litigation brought by the creditor's trust, (vi) conversion of all existing preferred stock into 714,286 shares of newly issued common stock of the reorganized Company,
(vii) retention of all existing common stock subject to cancellation and reissuance at a ratio of one share in the reorganized Company for every seven shares of existing common stock held (the "Reverse Stock Split), (viii) cancellation of existing options, warrants or other equity interests in the Company and (ix) amendment of the senior note indenture.

  Confirmation

     As prescribed in the Joint Plan, the Company made payment to tort claimants and trade creditors for all nondisputed allowed claims and Arnos caused distribution of funds held in the registry of the Bankruptcy Court to be paid to the other senior noteholders. Certain other claims disputed by the Company were set for hearings.

     Pursuant to the Joint Plan, Arnos and its affiliates are now the only holders of the senior notes and Arnos is the current holder of the credit facility. The senior notes and the credit facility shall remain outstanding and will be paid either under the existing terms or under terms which are to be agreed between the Company and Arnos. Also, in accordance with the Joint Plan, after the Effective Date the reorganized Company will contribute all or substantially all of its operating properties to a limited liability company, not yet formed, in exchange for a 50% interest in such limited liability company and as such, will become a holding company. Arnos will also contribute cash or other assets to this limited liability company in exchange for the remaining 50% equity interest in such limited liability company. Arnos shall be the sole manager of the limited liability company.

     Subsequent to September 30, 2000, in compliance with the terms and conditions of the Joint Plan, the Company's transfer agent, Wells Fargo Bank Minnesota, N.A. ("Transfer Agent"), has effective the seven for one reverse stock split and commenced delivery of new stock certificates in the reorganized Company and has also completed the cancellation and exchange of the Company's preferred stock for 714,286 newly issued common shares of the reorganized Company. Additionally, pursuant to the Joint Plan, Arnos has paid the Company $2.0 million to purchase additional common stock such that, together with its affiliates, its ownership in the reorganized Company now equals 49.9% of the newly issued and outstanding common stock. Also, as of the Effective Date, all existing stock options and warrants were cancelled.

                          NATIONAL ENERGY GROUP, INC.

     As noted above, substantially all of the requirements under the Joint Plan have been satisfied and all distributions have been made with the exception of payment of (i) certain disputed claims for which hearings have been set in the Bankruptcy Court and (ii) certain administrative claims awaiting Bankruptcy Court approval. As a result, the Company has successfully emerged from Chapter 11 and shall operate its business in the ordinary course.

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

     The accompanying financial statements as of and for the nine months ended September 30, 2000 have been presented in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), which provides guidance for financial reporting by entities operating under Chapter 11 and which have been reorganized in accordance with the Bankruptcy code. In accordance with SOP 90-7, for periods prior to confirmation of the Joint Plan, no interest was accrued on unsecured debt, no dividends were accrued on preferred stock, and unamortized premiums and debt issuance costs relating to unsecured debt were expensed. Costs relating to the bankruptcy proceeding, and interest earned on accumulating cash during the bankruptcy proceeding have been reported as reorganization items in the Company's statement of operations. Liabilities subject to compromise have been separately reported in the balance sheet. Upon confirmation of the Joint Plan, liabilities subject to compromise were reduced to the amount of the claim allowed by the Joint Plan. Due to this reduction, the Company recognized an extraordinary gain on the discharge of indebtedness of approximately $11,298,000 during the three months ended September 30, 2000.

     Common stock and per share data for all periods presented have been restated to reflect the Reverse Stock Split.

     The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.

     The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration, and development activities. Such capitalized costs include salary and related benefits of individuals directly involved in the Company's acquisition, exploration and development activities based on the percentage of their time devoted to such activities. These costs totaled approximately $679,000 and $393,000, respectively, for the nine months ended September 30, 1999 and 2000. These costs totaled approximately $186,000 and $138,000, respectively, for the three months ended September 30, 1999 and 2000.

     Overhead reimbursements received from joint interest partners which are included as a reduction of general and administrative expense totaled approximately $673,000 and $431,000, respectively, for the nine months ended September 30, 1999 and 2000. These costs totaled $271,000 and $150,000, respectively, for the three months ended September 30, 1999 and 2000.

                          NATIONAL ENERGY GROUP, INC.

3. CREDIT FACILITY

     The Company has an outstanding secured credit facility with Arnos, with a borrowing base of $25 million. The credit facility matured on August 29, 2000. However, pursuant to the Joint Plan, as confirmed, the credit facility will remain in place and be paid based on terms to be agreed between the Company and Arnos. Until such time, Arnos has agreed to keep the existing credit facility in place. The Company had $25 million outstanding under the credit facility as of December 31, 1999 and September 30, 2000. The Company is currently paying interest under the credit facility at the base rate, as defined. At September 30, 2000, the Company was in compliance with the covenants, as defined, under the Arnos credit facility.

4. SENIOR NOTES

     The Joint Plan provided for Arnos and its affiliates to acquire all of the senior notes which they did not otherwise hold and that the $165.0 million principal amount shall remain outstanding and not be discharged by confirmation of the Joint Plan. As such, Arnos and its affiliates are now the only holders of the Company's senior notes. Following confirmation of the Joint Plan, payment of monies due on the senior notes will be made pursuant to either the existing Indenture or an amended Indenture, or such other terms as agreed between the Company and Arnos. To date, there has been no amendment to the Indenture.

     Interest on the senior notes did not accrue during the term of the Chapter 11 proceeding, but did begin to accrue subsequent to the Effective Date of the Joint Plan. Accordingly, a $4.3 million interest payment due November 1, 2000 was paid on November 6, 2000 pursuant to an agreement between the Company and Arnos.

5. HEDGING ACTIVITIES

     On September 7, 2000, the Company entered into a six month no-cost commodity price collar with Torch Energy Marketing, Inc. ("TEMI") covering 1,500 barrels of oil a day from the effective date of October 1, 2000 through March 31, 2001 ("TEMI Hedge"). Based on terms of the TEMI Hedge, at the end of each month, if the actual average price, as defined, is less than the floor price, TEMI will pay the difference to the Company. If the actual average price is greater than the ceiling price, the Company will pay the difference to TEMI. No payments are required by either party when the actual average price is between the floor and ceiling. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. In connection with entrance into the TEMI Hedge, the Company elected early adoption of FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") which requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. In accordance with FAS 133, the Company assessed the fair market value of the TEMI Hedge as of September 30, 2000 and determined there was no adjustment required and therefore no asset or liability is required on the balance sheet.

6. ASSET SALES

     In September 2000, the Company sold its interest in the Mustang Island areas producing and non-producing leases along with all facilities and platforms for $350,000 and a right to make a one time election at the casing point of the first exploration well drilled to take a 10% proportionately reduced working interest in the property sold. The purchase price is inclusive of 100% of the Company's plugging and abandonment liability for the Mustang Island area. The sale of this property did not have a significant impact on the Company's results of operations for 2000.

7. SUBSEQUENT EVENTS

     In October 2000, the Company sold its interest at an oil and gas auction in 39 non-strategic or marginal oil and gas properties to various purchasers. Net proceeds from this sale approximated $1.5 million.

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

BACKGROUND AND CONFIRMATION OF JOINT PLAN OF REORGANIZATION

  Background

     On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court") entered an order involuntarily placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code. On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the "Joint Plan") jointly proposed by the Company and the official committee of unsecured creditors (the "Committee"). The Joint Plan became effective on August 4, 2000 (the "Effective Date").

  Confirmation

     Substantially all of the requirements under the Joint Plan have been satisfied and all distributions have been made with the exception of payment of
(i) certain disputed claims for which hearings have been set and (ii) certain administrative claims awaiting court approval. As a result, the Company has successfully emerged from Chapter 11 and shall operate its business in the ordinary course. See Note 1 to Consolidated Financial Statements for further discussion of the bankruptcy proceedings.

RECENT DRILLING ACTIVITY

     The Company has initiated drilling activity on its existing property base. During 2000, the Company has drilled 2 gross (.97 net) nonoperated development wells in the Company's Mid-Continent area. These development wells were successfully completed as commercially productive. In addition, the Company has drilled 6 gross (5.51 net) operated development wells at its Goldsmith Adobe Unit located in West Texas, all of which were completed as commercially productive. The Company is currently drilling 2 gross (.47 net) nonoperated exploratory wells in the Gulf Coast Region, 2 gross (1.84 net) operated development wells in the Goldsmith Adobe Unit and 2 gross (.26 net) development wells in the Mid-Continent area, one of which is operated.

RESULTS OF OPERATIONS

  Overview of Production, Sales and Unit Economics

     The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   1999       2000      1999      2000
                                                 --------   --------   -------   -------
Net production:
  Oil (Mbbls)..................................      280        203        865       640
  Natural gas (Mmcf)...........................    2,291      1,758      7,188     5,469
  Natural gas equivalent (Mmcfe)...............    3,971      2,976     12,380     9,309
Oil and natural gas sales (in thousands):
  Oil..........................................  $ 5,734    $ 6,398    $13,628   $18,329
  Natural gas..................................    5,475      7,497     14,171    18,614
                                                 -------    -------    -------   -------
          Total................................  $11,209    $13,895    $27,799   $36,943
                                                 =======    =======    =======   =======
Average sales price:
  Oil (per Bbl)................................  $ 20.49    $ 31.54    $ 15.75   $ 28.64
  Natural gas (per Mcf)........................     2.39       4.27       1.97      3.40
Unit economics (per Mcfe):
  Average sales price..........................  $  2.82    $  4.67    $  2.25   $  3.97
  Lease operating expenses.....................      .38        .48        .36       .44
  Oil and natural gas production taxes.........      .12        .27        .11       .25
  Depletion rate...............................     1.04        .86       1.04       .86
  General and administrative...................      .23        .37        .24       .36

  Three Months Ended September 30, 1999, Compared with Three Months Ended September 30, 2000

     Revenues. Total revenues increased $2.7 million (24.1%) from $11.2 million for the third quarter of 1999 to $13.9 million for the third quarter of 2000. The increase in revenues was due to the significant increase in oil and natural gas prices during the third quarter of 2000 offset, in part, by the decrease in production from the same period in 1999. Average oil prices increased $11.05 per barrel from $20.49 per barrel for 1999 to $31.54 per barrel for 2000 while average natural gas prices increased $1.88 per Mcf from $2.39 per Mcf for 1999 to $4.27 per Mcf for 2000.

     The Company produced 280 Mbbls of oil during the third quarter of 1999 and 203 Mbbls of oil in the third quarter of 2000, a decrease of 27.5%. The Company produced 2,291 Mmcf of natural gas during the third quarter of 1999 and 1,758 Mmcf of natural gas during the third quarter of 2000, a decrease of 23.3%. The decline in production is primarily due to natural production declines combined with the loss of production from properties sold at an oil and gas auction in December 1999. During the bankruptcy proceeding, the Company's ability to offset natural production declines through drilling and exploration was limited due to the Bankruptcy Court restrictions. However, the Company has emerged from Chapter 11 and shall operate its business in the ordinary course.

     The Company has initiated drilling activity on its existing property base. During 2000, the Company has drilled 2 gross (.97 net) nonoperated development wells in the Company's Mid-Continent area. These development wells were successfully completed as commercially productive. In addition, the Company has drilled 6 gross (5.51 net) operated development wells at its Goldsmith Adobe Unit located in West Texas, all of which were completed as commercially productive. The Company is currently drilling 2 gross (.47 net) nonoperated exploratory wells in the Gulf Coast Region, 2 gross (1.84 net) operated development wells in the Goldsmith Adobe Unit and 2 gross (.26 net) development wells in the Mid-Continent area, one of which is operated.

     Costs and Expenses. Lease operating expenses decreased $.1 million (6.7%) from $1.5 million for the three months ended September 30, 1999 to $1.4 million for the same period in 2000. Lease operating expenses per Mcfe increased $.10 from $.38 for 1999 to $.48 in 2000 due to the decline in overall production.

     Oil and natural gas production taxes increased $.3 million (60.0%) from $.5 million for the three months ended September 30, 1999 to $.8 million for the same period in 2000. This increase is the direct result of the increased oil and gas revenue in 2000 combined with various severance tax refunds received in the third quarter of 1999.

     Depreciation, depletion and amortization ("DD&A") decreased $1.4 million (34.1%) from $4.1 million for the three months ended September 30, 1999 to $2.7 million for the same period in 2000. This decrease was due to the decrease in the average depletion rate per Mcfe which was $1.04 for 1999 compared to $.86 for 2000 combined with the decline in production in 2000. The decrease in the depletion rate is due primarily to upward revisions in the Company's estimated oil reserves arising from the significant increase in oil prices during 1999 that were used in computing the Company's depletion rate for 2000.

     General and administrative costs remained relatively constant at $.9 million for the three months ended September 30, 1999 compared to $1.1 million for the same period in 2000. As discussed in Note 2 to the Consolidated Financial Statements, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.2 million and $.1 million for the three months ended September 30, 1999 and 2000, respectively.

     Other Income and Expenses. The $2.9 million increase in interest expense from $.5 million for the three months ended September 30, 1999 to $3.4 million for the same period in 2000 was due primarily to interest expense on the senior notes subsequent to the effective date of the Joint Plan. During the Bankruptcy proceeding, no interest was accrued on the senior notes. Pursuant to the Joint Plan, the senior notes and credit facility will remain outstanding. Approximately $4.4 million and $1.6 million additional interest expense would have been recognized by the Company for the three months ended September 30, 1999 and 2000, respectively, if not for the discontinuation of the interest accrual, through the effective date of the Joint Plan, on the Company's senior notes due to the bankruptcy proceeding. The weighted average interest rate for the three months ended September 30, 1999 was 8.35% compared to 10.65% for the same period in 2000.

     Reorganization Items. The Company incurred $.7 million and $.4 million for professional fees and other expenses associated with the bankruptcy proceeding for the three months ended September 30, 1999 and 2000, respectively. The Company earned $.2 million in interest income on cash accumulating during the bankruptcy proceeding for the three months ended September 30, 1999 and 2000.

     Net Income. Net income of $3.2 million was recognized for the three months ended September 30, 1999, compared with net income of $15.9 million for the comparable 2000 period. Net income for the third quarters of 1999 and 2000 (i) excludes $4.4 million and $1.6 million, respectively, in additional interest expense on the Company's senior notes not accrued during the Bankruptcy proceeding , (ii) includes expenses of $.7 million and $.4 million, respectively, relating to the bankruptcy proceeding (iii) includes $.2 million in interest income on cash accumulating during the bankruptcy proceeding. The third quarter of 2000 includes $11.3 million extraordinary gain on discharge of indebtedness in connection with the confirmation of the Joint Plan. This $11.3 million discharge of indebtedness primarily consists of $10.5 million of pre-petition accrued interest payable previously accrued on the senior notes which was discharged without liability by the Joint Plan. Excluding the effects of these amounts, a net loss of $.7 million would have been recognized for the three months ended September 30, 1999 compared to net income of $3.2 million for the same period in 2000.

  Nine Months Ended September 30, 1999, Compared with Nine Months Ended September 30, 2000

     Revenues. Total revenues increased by $9.1 million (32.7%) from $27.8 million for the nine months ended September 30, 1999 to $36.9 million for the same period of 2000. The increase in revenues was due to the significant increase in oil and natural gas prices during the first nine months of 2000 offset, in part, by the decrease in production from the same period in 1999. Average oil prices increased $12.89 per barrel from

$15.75 per barrel for 1999 to $28.64 per barrel for 2000 while average natural gas prices increased $1.43 per Mcf from $1.97 per Mcf for 1999 to $3.40 per Mcf for 2000.

     The Company produced 865 Mbbls of oil during the nine months ended September 30, 1999 and 640 Mbbls of oil during the same period of 2000, a decrease of 26.0%. The Company produced 7,188 Mmcf of natural gas during the nine months ended September 30, 1999 and 5,469 Mmcf of natural gas during the same period of 2000, a decrease of 23.9%. The decline in production is primarily due to natural production declines combined with the loss of production from properties sold at an oil and gas auction in December 1999. During the bankruptcy proceeding, the Company's ability to offset natural production declines through drilling and exploration was limited due to the Bankruptcy Court restrictions. However, the Company has emerged from Chapter 11 and shall operate its business in the ordinary course.

     The Company has initiated drilling activity on its existing property base. During 2000, the Company has drilled 2 gross (.97 net) nonoperated development wells in the Company's Mid-Continent area. These development wells were successfully completed as commercially productive. In addition, the Company has drilled 6 gross (5.51 net) operated development wells at its Goldsmith Adobe Unit located in West Texas, all of which were completed as commercially productive. The Company is currently drilling 2 gross (.47 net) nonoperated exploratory wells in the Gulf Coast Region, 2 gross (1.84 net) operated development wells in the Goldsmith Adobe Unit and 2 gross (.26 net) development wells in the Mid-Continent area, one of which is operated.

     Costs and Expenses. Lease operating expenses decreased $.2 million (4.4%) from $4.4 million for the nine months ended September 30, 1999 to $4.2 million for the same period in 2000. Lease operating expenses per Mcfe increased $.08 from $.36 for 1999 to $.44 in 2000 due to the decline in overall production.

     Oil and natural gas production taxes increased $.9 million (64.3%) from $1.4 million for the nine months ended September 30, 1999 to $2.3 million for the same period in 2000. This increase is the direct result of the increased oil and gas revenue in 2000 combined with severance tax refunds received during 1999.

     Depreciation, depletion and amortization ("DD&A") decreased $4.4 million (34.1%) from $12.9 million for the nine months ended September 30, 1999 to $8.5 million for the same period in 2000. This decrease was due to the decrease in the average DD&A rate per Mcfe which was $1.04 for 1999 compared to $.86 for 2000 combined with the decline in production in 2000. The decrease in the DD&A rate is due primarily to upward revisions in the Company's estimated oil reserves arising from the significant increase in oil prices during 1999 that were used in computing the Company's DD&A rate for 2000.

     General and administrative costs remained relatively constant at $3.0 million for the nine months ended September 30, 1999 compared to $3.3 million for the same period in 2000. As discussed in Note 2 to the Consolidated Financial Statements, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.7 million and $.4 million, respectively, for the nine months ended September 30, 1999 and 2000.

     Other Income and Expenses. The $3.2 million increase in interest expense from $1.4 million for the nine months ended September 30, 1999 to $4.6 million for the same period in 2000 was primarily due to interest expense on the senior notes subsequent to the effective date of the Joint Plan. During the Bankruptcy proceeding, no interest was accrued on the senior notes. Pursuant to the Joint Plan, the senior notes and credit facility will remain outstanding. Approximately $13.3 million and $10.5 million additional interest expense would have been recognized by the Company for the nine months ended September 30, 1999 and 2000 if not for the discontinuation of the interest accrual, through the effective date of the Joint Plan, on the Company's senior notes due to the bankruptcy proceeding. The weighted average interest rate for the nine months ended September 30, 1999 was 8.1% compared to 10.23% for the same period in 2000.

     Reorganization Items. The Company incurred $1.9 million and $1.0 million for the nine months ended September 30, 1999 and 2000, respectively, for professional fees and other expenses associated with the bankruptcy proceeding. The Company earned $.4 million and $1.1 million in interest income on cash accumulating during the bankruptcy proceeding for the nine months ended September 30, 1999 and 2000, respectively.

     Net Income. Net income of $3.3 million was recognized for the nine months ended September 30, 1999, compared with net income of $25.8 million for the comparable 2000 period. Net income for the nine months ended September 30, 1999 and 2000 (i) excludes $13.3 million and $10.5 million, respectively, in additional interest expense on the Company's senior notes not accrued during the Bankruptcy proceeding, (ii) includes expenses of $1.9 million and $1.0 million, respectively, relating to the bankruptcy proceeding (iii) includes $.4 million and $1.1 million in interest income on cash accumulating during the bankruptcy proceeding. The nine months ended September 30, 2000 includes $11.3 million extraordinary gain on discharge of indebtedness in connection with the confirmation of the Joint Plan. This $11.3 million discharge of indebtedness primarily consists of $10.5 million of pre-petition accrued interest payable previously accrued on the senior notes which was discharged without liability by the Joint Plan. Excluding the effects of these amounts, a net loss of $8.5 million would have been recognized for the nine months ended September 30, 1999 compared to net income of $3.9 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

  Nine Months Ended September 30, 1999, Compared with Nine Months Ended September 30, 2000

     Net cash provided by operating activities was $19.5 million for 1999, compared to net cash provided by operating activities of $20.7 million for 2000. The increase in cash flows from operating activities is primarily due to increased income from operations before non-cash charges, resulting from increased oil and gas revenues from higher commodity prices.

     Net cash used in investing activities was $3.0 million for 1999 compared with $6.8 million for 2000. The cash used by investing activities for 1999 included $3.0 million of expenditures related primarily to workovers, recompletions and other ordinary course production enhancement activities compared with $7.8 million for 2000. In addition, the Company resumed its drilling activities during 2000.

     There was no cash provided by financing activities during either 1999 or 2000.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

     The Company's existing credit facility matured on August 29, 2000. However, pursuant to the Joint Plan and with the agreement of Arnos, the credit facility will remain in place and be paid based on either its existing terms or terms to be agreed to between the Company and Arnos. Until such time, Arnos has agreed to keep the existing credit facility in place.

     If the Company's existing credit facility remains outstanding the Company currently expects that existing cash and cash flows from operations will be sufficient to fund planned capital expenditures for its existing properties. If the Company's credit facility is paid in its entirety, the Company could require additional capital from traditional reserve base borrowings, equity, and debt offerings or joint ventures to further develop and explore its properties and to acquire additional properties. There is no assurance that the Company would be able to access additional capital or that, if available, it will be at prices or on terms acceptable to the Company.

     Should the Company be unable to access the capital markets or should sufficient capital not be available, the development and exploration of the Company's properties could be delayed or reduced and, accordingly, oil and natural gas revenues and operating results could be adversely affected.

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

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during the nine months ended September 30, 1999 and 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company from time to time utilizes derivative instruments to hedge commodity prices. Based on the type of instrument the Company is currently entered into along with risk assessment procedures and internal controls, management believes that its use of derivative instruments does not expose the Company to material risk. The current derivative instrument limits the downside risk of adverse price movements, but it may also limit the Company's ability to benefit from favorable price movements.

     On September 7, 2000, the Company entered into a six month no-cost commodity price collar with Torch Energy Marketing, Inc. ("TEMI") covering 1,500 barrels of oil a day from the effective date of October 1, 2000 through March 31, 2001 ("TEMI Hedge"). Based on terms of the TEMI Hedge, at the end of each month, if the actual average price, as defined, is less than the floor price, TEMI will pay the difference to the Company. If the actual average price is greater than the ceiling price, the Company will pay the difference to TEMI. No payments are required by either party when the actual average price is between the floor and ceiling. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. In accordance with FAS 133, the Company assessed the fair market value of the TEMI Hedge as of September 30, 2000 and determined there was no adjustment required and therefore no asset or liability is required on the balance sheet.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a defendant in any additional material pending legal proceedings. On August 4, 2000, the Company's Joint Plan became effective and the Company emerged from bankruptcy. See Note 1 to the Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Under the terms of the Joint Plan, each holder of common stock received one share of stock in the reorganized Company for every seven shares canceled as a result of the reorganization. The Company's Transfer Agent, Wells Fargo Bank Minnesota, NA, has effected the reverse split and has commenced mailing new certificates to the Company's shareholders of record as of August 4, 2000 representing their post-bankruptcy common equity interest in the reorganized Company. Upon receipt of the new certificates, each shareholder is requested to surrender their old certificates to the Transfer Agent. The new certificates are being issued pursuant to a registration exemption under Section 1145 of the United States Bankruptcy Code and will include a restrictive legend mandated by the Joint Plan which prohibits transactions in the Company's common stock by anyone who is or will become, as a result of any such transaction, a "5 percent shareholder" within the meaning of Section 382 of the Internal Revenue Code.

     Pursuant to the Joint Plan all existing preferred stock has been cancelled and converted into 714,286 newly issued shares of common stock of the reorganized Company and all existing warrants and options have been cancelled. Also, Arnos has paid the Company $2.0 million to purchase additional common stock such that, together with its affiliates, its ownership in the reorganized Company now equals 49.9% of the newly issued and outstanding common stock. Additionally, as of the Effective Date, all existing stock options and warrants are cancelled.

     The senior notes and current credit facility shall remain outstanding and shall be paid either under the existing terms or under terms which are to be agreed to between the Company and Arnos. The Joint Plan provides for amendment of the senior notes indenture. To date there has been no amendment of the senior note indenture.

ITEM 5. OTHER INFORMATION

     The Company's common stock currently trades on the OTC Bulletin Board. Effective October 19, 2000, the Company's stock began trading under the new symbol "NEGI" and trading under the previous symbol "NEGXQ" was discontinued. The new symbol applies to trading of the Company's recently authorized common stock issued pursuant to the Joint Plan.

     The Company's Certificate of Incorporation was restated as of the effective date of the Joint Plan (i) to satisfy provisions of the Joint Plan, (ii) to prohibit the issuance of nonvoting equity securities as required by section 1123
(a)(b) of the Bankruptcy Code and (iii) to prohibit the transfer of any equity interest to or by any person who was or would become as a result of such transfer, a "5% shareholder" within the meaning of 26 U.S.C.sec.382. The Restated Certificate of Incorporation has been attached as Exhibit 3.1 included in the Index to Exhibits.

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

                                            NATIONAL ENERGY GROUP, INC

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                /s/ BOB G. ALEXANDER                   President and Chief           November 14, 2000
-----------------------------------------------------    Executive Officer
                  Bob G. Alexander

               /s/ MELISSA H. RUTLEDGE                 Vice President, Controller    November 14, 2000
-----------------------------------------------------    and Chief Accounting
                 Melissa H. Rutledge                     Officer

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Merger, dated June 6, 1996, among the Company, NEG-OK, Inc. ("NEG-OK"), and Alexander
                            Energy Corporation ("Alexander")(1)
           2.2           -- First Amendment to Agreement and Plan of Merger, dated as of June 20, 1996, among the Company, NEG-OK, and
                            Alexander(2)
           2.3           -- Mutual Waiver Agreement dated as of August 29, 1996 by
                            and among the Company, NEG-OK and Alexander(3)
           2.4           -- Joint Plan of Reorganization Under Chapter 11 of the
                            Bankruptcy Code for National Energy Group, Inc. and
                            Boomer Marketing Corporation dated May 12, 2000(10)
           2.5           -- Debtors' and Official Committee of Unsecured Creditors'
                            Joint Disclosure Statement under Section 1125 of the
                            Bankruptcy Code Regarding Debtors' and Official Committee
                            of Unsecured Creditors' Joint Plan of Reorganization
                            Under Chapter 11 of the Bankruptcy Code, Dated May 12,
                            2000(10)
           3.1           -- Restated Certificate of Incorporation filed with the
                            Secretary of the State of Delaware on October 16,
                            2000(13)
           3.2           -- By-laws of the Company(4)
           4.1           -- Indenture dated as of November 1, 1996, among the
                            Company, National Energy Group of Oklahoma, Inc.,
                            formerly NEG-OK, and BankOne, Columbus, N.A.(5)
           4.2           -- Indenture dated August 21, 1997, among the Company and
                            Bank One, N.A.(6)
           4.3           -- Instrument of Resignation, Appointment and Acceptance,
                            dated October 23, 1998, between the Company, Bank One,
                            Texas, N.A. and Norwest Bank Minnesota, N.A.(7)
          27.1           -- Financial Data Schedule(12)
          99.1           -- Order of Bankruptcy Court Granting Relief on Involuntary
                            Petition(8)
          99.2           -- Order of Bankruptcy Court Implementing Auction Sale
                            Closing(9)
          99.3           -- Order of Bankruptcy Court Confirming Joint Plan of
                            Reorganization and Fixing Deadlines for Filing
                            Administrative Claims, Fee Claims and Rejections
                            Claims(11)

---------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-9045), dated July 29, 1996.

(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-9045), dated August 7, 1996.

(3) Incorporated by reference to the Company's Current Report on Form 8-K, dated August 29, 1996.

(4) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-38331), dated April 23, 1991.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(6) Incorporated by reference to the Company's Form S-4 (No. 333-38075), filed October 16, 1997.

(7) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.

(8) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 8, 1999.

(9) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(12) The Financial Data Schedule is filed herewith for EDGAR filings only.

(13) Filed herewith.