Form 10-K405
period 2000-12-31
NATIONAL ENERGY GROUP INC
filed 2001-04-17
CIK 870756

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments hereto to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of April 9, 2001, (based upon the last sales price of $1.58 as reported by the OTC Bulletin Board) was $8,424,126.

     11,190,650 shares of the Registrant's common stock, $0.01 par value, were outstanding on April 9, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
ITEMS 1. AND 2. BUSINESS AND PROPERTIES...................................    3
              Forward-Looking Statements..................................    3
              Background and Recent Developments..........................    3
              Principal Areas of Operations...............................    5
              Oil and Natural Gas Reserves................................    7
              Oil and Natural Gas Production and Unit Economics...........    9
              Productive Well Summary.....................................    9
              Leasehold Acreage...........................................    9
              Drilling Activity...........................................   10
              Title to Oil and Natural Gas Properties.....................   10
              Production and Sales Prices.................................   10
              Control Over Production Activities..........................   11
              Markets and Customers.......................................   11
              Regulation..................................................   11
              Operational Hazards and Insurance...........................   14
              Competition.................................................   14
              Office Space................................................   14
              Employees...................................................   14
ITEM 3.       LEGAL PROCEEDINGS...........................................   14
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15
                                    PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.........................................   16
              Market Information..........................................   16
              Holders.....................................................   16
              Dividends on Common Stock...................................   16
              Annual Meeting..............................................   16
ITEM 6.       SELECTED FINANCIAL DATA.....................................   17
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................   20
              Overview....................................................   20
              Results of Operations.......................................   21
              Liquidity and Capital Resources.............................   24
              Future Capital and Financing Requirements...................   24
              Financial Reporting Impact of Full Cost Method of
              Accounting..................................................   25
              Recent Accounting Pronouncements............................   25
              Changes in Prices...........................................   25
              Inflation...................................................   25
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK........................................................   26
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   27
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................   27

                                                                            PAGE
                                                                            ----
                                    PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   27
ITEM 11.      EXECUTIVE COMPENSATION......................................   31
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................   36
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   38
                                    PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.........................................................   39
              Signatures..................................................   44

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

FORWARD-LOOKING STATEMENTS

     This document includes "forward-looking statements" within the meaning of various provisions of the Securities Act and the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this document that address activities, events, or developments that National Energy Group, Inc. (the "Company") expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, drilling of wells, future production of oil and gas, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion, and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding the interest, belief or current expectations of the Company, its directors, or its officers regarding such matters. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in this document, future oil and gas prices, future operating costs, severance and excise taxes, general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Company, competitive actions by other oil and natural gas companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements.

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

     The Company is an independent energy company engaged in the acquisition, exploration, exploitation, development and production of oil and natural gas properties in major producing basins in Texas, Louisiana, Oklahoma and Arkansas.

     On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court") entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceeding"). On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the "Joint Plan") jointly proposed by the Company and the official committee of unsecured creditors. The Joint Plan became effective on August 4, 2000 (the "Effective Date") which allows the Company to conduct its business operations without Bankruptcy Court approval. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to implementation of the Joint Plan. The confirmed Joint Plan provided for (i) continuation of the Company's oil and gas operations, (ii) satisfaction of all allowed secured claims, including the credit facility with Arnos Corporation, an affiliate of the Company's former Series D preferred stockholder ("Arnos") (See Note 4 of Consolidated Financial Statements), (iii) cash payments to certain tort claimants who accepted the Joint Plan in an amount equal to

2.0% of such allowed claims or, alternatively, if rejected, an amount equal to 75% of the allowed claim as determined by the Bankruptcy Court, (iv) payment by Arnos to senior noteholders, in an amount equal to 56 1/2% of the face value of each note, less a pro-rata share of $1.0 million to fund a creditor's trust, plus a pro-rata share of any net recoveries from any potential litigation brought by the creditor's trust, (v) cash payment to trade creditors in an amount equal to 75% of the allowed claim, plus a pro-rata share of any net recoveries from any potential litigation brought by the creditor's trust, (vi) conversion of all existing preferred stock into 714,286 shares of newly issued common stock of the reorganized Company, (vii) retention of all existing common stock subject to cancellation and reissuance at a ratio of one share in the reorganized Company for every seven shares of existing common stock held (the "Reverse Stock Split"), (viii) cancellation of all existing options, warrants or other equity interests in the Company and (ix) amendment of the senior note indenture.

     As prescribed in the Joint Plan, the Company made payment to tort claimants and trade creditors for all nondisputed allowed claims and Arnos caused distribution of funds held in the registry of the Bankruptcy Court to be paid to the other senior noteholders. Certain other claims disputed by the Company were subsequently settled or adjudicated by the Bankruptcy Court. To date, no litigation has been commenced by the creditor's trust. The Company recognized a $33.0 million extraordinary net loss in connection with the confirmation of the Joint Plan.

     Pursuant to the Joint Plan, Arnos and its affiliates are now the only holders of the Company's senior notes and High Coast, L.P., an affiliate of Arnos ("High Coast"), is the current holder of the Company's credit facility. To date, there has been no amendment of the senior notes indenture. The senior notes and the Company's credit facility shall remain outstanding and be paid either under the existing terms or under terms agreed upon between the Company, Arnos and High Coast. The Company retired the $25 million outstanding under the credit facility during January 2001.

     In accordance with the Joint Plan, the reorganized Company is to contribute all or substantially all of its operating properties to a limited liability company ("LLC"), in exchange for a 50% interest in such LLC and, as such, will become a holding company. Arnos, or other designated entity, will also contribute cash or other assets to this LLC in exchange for the remaining 50% equity interest in such LLC. Arnos, or other designated entity, shall be the sole manager of the LLC. The timing of the contribution of the Company's properties is uncertain. The formation of the LLC will have no effect on any distributions to creditors or senior noteholders under the Joint Plan.

     During the fourth quarter of 2000, in compliance with the terms and conditions of the Joint Plan, the Company's stock transfer agent, Wells Fargo Bank Minnesota, N.A. ("Transfer Agent"), effected the Reverse Stock Split and commenced delivery of new stock certificates in the reorganized Company. The new certificates were issued pursuant to a registration exemption under Section 1145 of the United States Bankruptcy Code and include a restrictive legend mandated by the Joint Plan which prohibits transactions in the Company's common stock by anyone who is or will become, as a result of any such transaction, a "5 percent shareholder" within the meaning of Section 382 of the Internal Revenue Code. The Transfer Agent also completed the cancellation and exchange of the Company's preferred stock for 714,286 newly issued common shares of the reorganized Company. Additionally, pursuant to the Joint Plan, Arnos paid the Company $2.0 million to purchase additional common stock such that, together with its affiliates, its ownership in the reorganized Company now equals approximately 49.9% of the newly issued and outstanding common stock.

     In connection with confirmation of the Joint Plan, the Company recorded an extraordinary gain on the discharge of indebtedness during the three months ended September 30, 2000 of approximately $11.3 million. This extraordinary gain was primarily composed of the reversal of interest accrued on the senior notes prior to the Bankruptcy Proceeding of approximately $10.5 million ("Prepetition Interest"). In accordance with Bankruptcy Court rules and regulations, the Company did not accrue interest on the senior notes during the Bankruptcy Proceeding ("Unaccrued Interest"). It was determined that reinstatement of the Prepetition Interest and the Unaccrued Interest is necessary and consistent with the Joint Plan. As a result, the Company has recognized Unaccrued Interest (including interest on the Prepetition Interest and Unaccrued Interest) of

$35.3 million and Prepetition Interest of $10.5 million as long-term interest payable on senior notes in the accompanying balance sheet. The reinstatement of Unaccrued Interest has been recognized as an extraordinary loss in the accompanying statement of operations. In Note 13 to the Consolidated Financial Statements, the effect of this reinstatement on the results of operations for the quarter ended September 30, 2000 have been reflected. The Company and Arnos have agreed that this interest will not be due earlier than April 2003. Accordingly, interest will accrue on the revised obligation amount of $210.8 million pursuant to terms of the senior notes indenture. Arnos and the Company have agreed to redeem $21.2 million of senior note obligations (allocated between principal and interest) for $10.5 million in cash during the second quarter of 2001.

     Substantially all of the requirements under the Joint Plan have been satisfied and all distributions have been made with the exception of payment of certain administrative claims awaiting Bankruptcy Court approval. As a result, the Company has successfully emerged from the Bankruptcy Proceeding and is operating its business in the ordinary course.

     The Company's last annual meeting of shareholders was held on June 4, 1998, and due to the Company's Bankruptcy Proceeding, no meeting was held during 1999 or 2000. Delaware general corporate law requires that an annual meeting of shareholders be held each year or within thirteen months of the last annual meeting of shareholders. Absent an exemption under United States Bankruptcy Code, such failure to hold an annual meeting of shareholders within the designated period could result in an order by the Delaware Court of Chancery compelling such a meeting if deemed appropriate. The Company anticipates holding an annual meeting of shareholders during 2001.

     At December 31, 2000, the Company had estimated Proved Reserves, as determined from reserve reports prepared by Netherland, Sewell & Associates, Inc., of 98.7 Bcfe with a PV10% at that date of approximately $372.0 million. The reserves were approximately 64.8% natural gas and 87.7% Proved Developed Reserves.

PRINCIPAL AREAS OF OPERATIONS

     Historically, the Company has developed and exploited existing properties by drilling Development Wells, and recompleting and reworking existing wells. The Company will continue its drilling operations on existing properties and will selectively participate in drilling opportunities generated by third parties.

     The following table sets forth the Company's principal areas of operations and the Company's Proved Reserves of oil and natural gas at December 31, 2000. See -- "Oil and Natural Gas Properties".

                                                                              NATURAL
                                                                   NATURAL      GAS
                                                           OIL       GAS     EQUIVALENT   % OF
                                                         (MBBLS)   (MMCF)     (MMCFE)     TOTAL
                                                         -------   -------   ----------   -----
Area:
  Mid-Continent........................................     534    33,223      36,427      36.9%
  East and West Texas..................................   3,279    25,301      44,975      45.6
  Gulf Coast...........................................   1,962     5,494      17,266      17.5
                                                          -----    ------      ------     -----
          Total........................................   5,775    64,018      98,668     100.0%
                                                          =====    ======      ======     =====

     The following table sets forth the Company's production by principal area of operation for the year ended December 31, 2000:

                                                                              NATURAL
                                                                   NATURAL      GAS
                                                           OIL       GAS     EQUIVALENT   % OF
                                                         (Mbbls)   (Mmcf)     (Mmcfe)     TOTAL
                                                         -------   -------   ----------   -----
Area:
  Mid-Continent........................................     48      3,977       4,263      35.9%
  East and West Texas..................................    295      2,429       4,202      35.4
  Gulf Coast...........................................    456        675       3,408      28.7
                                                           ---      -----      ------     -----
          Total........................................    799      7,081      11,873     100.0%
                                                           ===      =====      ======     =====

MID-CONTINENT AREA

     At December 31, 2000, approximately 36.9% (36.4 Bcfe) of the Company's Proved Reserves were located in the Mid-Continent area in Oklahoma and Western Arkansas which includes the Anadarko and Arkoma Basins.

     ANADARKO BASIN. The Anadarko Basin properties are located throughout central and western Oklahoma. Anadarko Basin is among the most prolific petroliferous basins of the continental United States. Major tectonic features, regional facies changes, and significant unconformities provide the trapping mechanisms for the accumulation of oil and gas. The sedimentary sequence is represented by a wide variety of lithologic units ranging in age from Cambrian through Permian. The Anadarko Basin is considered a mature oil and natural gas province characterized by multiple producing horizons and long-lived and predictable reserves with low cost operations. Most Anadarko Basin reserves are produced from formations at depths ranging from approximately 5,000 to 15,000 feet. Drilling a producing well on these locations can convert proved undeveloped reserves to proved developed producing reserves, and can provide additional proved undeveloped locations on the Company's leasehold acreage.

     During the year ended December 31, 2000, the Company drilled 2 Gross (.3
Net) Development Wells in the Anadarko Basin both of which were completed as commercially productive.

     ARKOMA BASIN. The Arkoma Basin properties are located in southeastern Oklahoma and northwestern Arkansas. The basin is approximately 250 miles long and 30 to 50 miles wide. The region is essentially a non-associated dry gas province. Most of the basin is of Atokan (Pennsylvanian) Age and is noted by an abundance of east-west trending anticlines and synclines, usually faulted along their axes and expressed at the surface. The Arkoma Basin is considered a mature natural gas province characterized by multiple producing horizons and long-lived and predictable reserves with low cost operations. Most Arkoma Basin reserves are produced from formations at depths ranging from approximately 3,000 to 8,000 feet. The principle productive formations are Atokan and, to a lesser extent, Morrowan sandstones deposited as deltaic channel sands.

     During 2000, the Company drilled 3 Gross (1.5 Net) Development Wells in the Arkoma Basin all of which were completed as commercially productive.

EAST AND WEST TEXAS AREA

     At December 31, 2000, approximately 45.6% (45.0 Bcfe) of the Company's Proved Reserves were located in the East and West Texas area, including East Texas and the Goldsmith Adobe Unit in West Texas.

     EAST TEXAS. The reserves in this region are found in the Cotton Valley formation and the Travis Peak formation. These properties produce from low permeability reservoirs that generally contain relatively long-lived reserves. A significant portion of the cost to complete Cotton Valley wells is incurred due to the low permeability of interbedded sandstones and shales. This requires large hydraulic fracture stimulation, typically of multiple zones of the producing formation, to obtain the increased production levels necessary to make such wells commercially viable. Cotton Valley production occurs in a mature natural gas province characterized by long-lived reserves producing from formations at depths ranging from 8,500 to 10,500 feet. Travis Peak is considered to be a mature oil province characterized by long-lived reserves producing from formations at a depth of 7,200 feet.

     During the year ended December 31, 2000, the Company did not drill any wells in East Texas.

     WEST TEXAS. The Goldsmith Adobe Unit ("GAU") is located in the Permian Basin of West Texas. In the first quarter of 2001, the Company purchased additional working interests in the GAU for approximately $2.3 million. As a result, the Company now owns a 99.9% working interest in this property. Originally the GAU was drilled on 40-acre spacing units. Previous operators had drilled several wells on 20-acre spacing units and, based on the results of this drilling and 20-acre spacing development on adjoining leases, the Company began a drilling program in July 1994 to develop the GAU on 20-acre spacing units. Typically, wells drilled by the Company produce from the Upper Clearfork formation at an average depth of 6,100 feet.

     During 2000, the Company drilled 11 Gross (10.5 Net) Development wells at the GAU all of which were completed as commercially productive.

GULF COAST AREA

     At December 31, 2000, 17.5% (17.3 Bcfe) of the Company's Proved Reserves were located in the Gulf Coast areas, principally in the East Bayou Sorrel Area in Iberville Parish, Louisiana. The Company also has participated in exploratory activity in various parishes throughout Southern Louisiana.

     EAST BAYOU SORREL AREA. The Company's primary production in the Gulf Coast area is in East Bayou Sorrel Field, located in the Atachafalaya River Basin in Iberville Parish, Louisiana. The primary producing formations in this area are Lower Miocene and Upper Frio at depths of 11,000 feet to 14,000 feet. The discovery well for East Bayou Sorrel Area was drilled in 1996. The Company operates three producing wells in the field, all producing from Frio aged Cibicides hazzardi sands. These wells have experienced daily production rates of up to 1,000 barrels of oil per day. The Company previously acquired a 54 square mile 3D seismic survey of the area that it used to develop the field and identify additional exploratory prospects in the area. The topography of the surface is river swamp and all work must be done with barge-mounted rigs and boats. Production platforms are mounted on pilings.

     During 2000, the Company began drilling, but has not yet completed, 1 Gross (1 Net) Exploratory Well in the East Bayou Sorrel Area.

     In March 1998, the Company acquired Fortune Natural Resources Corporation's interests in the East Bayou Sorrel field for approximately $4.5 million in cash.

     SHELL BAYOU SORREL AREA. The Company owned 100% of the Shell Bayou Sorrel field which is adjacent to the East Bayou Sorrel area. This field was discovered by Shell Oil Company in 1954. The Shell Bayou Sorrel field was determined to be a nonstrategic property by the Company and in January 2001, the Company sold all of its interest in this field for $.75 million in cash.

     OTHER SOUTH LOUISIANA. The Company has also participated in exploratory prospects outside of the East Bayou Sorrel area in various parishes in South Louisiana. During 2000, the Company drilled 1 Gross (.3 Net) Exploratory Well which was completed as commercially productive.

OIL AND NATURAL GAS RESERVES

     The estimated reserves and related future net revenues as of December 31, 2000, were prepared by Netherland, Sewell & Associates, Inc. All of the Company's reserves are located in the continental United States. The Company's reserve report was prepared using constant prices and costs in accordance with the published guidelines of the Securities and Exchange Commission ("SEC"). The net weighted average prices used in the Company's reserve report at December 31, 2000, were $25.95 per barrel of oil and $10.53 per Mcf of natural gas. The estimation of reserves and future net revenues can be materially affected by the oil and gas prices used in preparing the reserve report. Substantially all of the Company's oil and natural gas properties are subject to liens, and the remaining oil and natural gas properties are subject to a negative pledge pursuant to the Company's credit facility.

     All reserves are evaluated at constant temperature and pressure which can affect the measurement of natural gas reserves. Estimated operating costs, development costs, abandonment costs, severance taxes and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income taxes. The following estimates set forth reserves considered to be economically recoverable under normal operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the PV10% from future net cash flows can differ from the Standardized Measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes. There can be no assurance that these estimates are accurate predictions of future net cash flows from oil and natural gas reserves or their present value.

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

     No estimates of Proved Reserves of oil and natural gas have been filed by the Company with, or included in any report to, any United States authority or agency (other than the SEC) since December 31, 1999.

     The following table sets forth certain information for the Company's total Proved Reserves of oil and natural gas and the PV10% of estimated future net revenues from such reserves, at December 31, 2000. Also presented is the Standardized Measure of the Company's total Proved Reserves of oil and natural gas.

                                                              AS OF DECEMBER 31, 2000
                                                  ------------------------------------------------
                                                            NATURAL   NATURAL GAS
                                                    OIL       GAS     EQUIVALENT        PV10%
                                                  (Mbbls)   (Mmcf)      (Mmcfe)     (IN THOUSANDS)
                                                  -------   -------   -----------   --------------
Proved Developed Reserves.......................   4,867    57,320      86,522         $334,118
Proved Undeveloped Reserves.....................     908     6,698      12,146           37,849
                                                   -----    ------      ------         --------
Total Proved Reserves...........................   5,775    64,018      98,668         $371,967
                                                   =====    ======      ======         ========
Standardized Measure............................                                       $285,733
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

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1999      2000
                                                              -------   -------   -------
Net production:
  Oil (Mbbls)...............................................    1,238     1,135       799
  Natural gas (Mmcf)........................................   11,255     9,266     7,081
  Natural gas equivalent (Mmcfe)............................   18,685    16,078    11,873
Average sales price:
  Oil (per Bbl).............................................  $ 12.66   $ 17.62   $ 29.24
  Natural gas (per Mcf).....................................     2.02      2.08      3.91
Unit economics (per Mcfe):
  Average sales price.......................................  $  2.06   $  2.44   $  4.30
  Lease operating expenses..................................      .46       .38       .48
  Oil and gas production taxes..............................      .13       .13       .24
  Depletion rate (excluding writedowns).....................     1.06       .91       .88
  General and administrative expenses.......................      .33       .25       .38

PRODUCTIVE WELL SUMMARY

     The Company's production of oil and natural gas is primarily derived from wells located in Texas, Oklahoma, Louisiana, and Arkansas. The following table sets forth the Company's interests in Productive Wells, by principal area of operation, as of December 31, 2000:

                                                     OIL          NATURAL GAS         TOTAL
                                                -------------    -------------    -------------
                                                GROSS    NET     GROSS    NET     GROSS    NET
                                                -----   -----    -----   -----    -----   -----
Area:
  Mid-Continent...............................    53      7.0     164    102.5     217    109.5
  East and West Texas.........................   152    146.4      36     34.9     188    181.3
  Gulf Coast..................................     4      3.4       2       .7       6      4.1
                                                 ---    -----     ---    -----     ---    -----
          Total...............................   209    156.8     202    138.1     411    294.9
                                                 ===    =====     ===    =====     ===    =====

LEASEHOLD ACREAGE

     The following table shows the approximate Gross and Net Acres in which the Company had a leasehold interest as of December 31, 2000:

                                                                DEVELOPED        UNDEVELOPED
                                                                 ACREAGE           ACREAGE
                                                             ---------------    --------------
                                                             GROSS     NET      GROSS     NET
                                                             ------   ------    ------   -----
Area:
  Mid-Continent............................................  72,189   39,070       160      30
  East and West Texas......................................  14,519   12,976       459     273
  Gulf Coast...............................................   1,312      719    18,080   8,107
                                                             ------   ------    ------   -----
          Totals...........................................  88,020   52,765    18,699   8,410
                                                             ======   ======    ======   =====

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

     Substantially all of the Company's producing oil and natural gas properties are located on leases held by the Company for an indeterminate number of years as long as production is maintained. All of the Company's non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. The Company is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Delay rentals were approximately $.5 million for the year ended December 31, 1999 and were approximately $.6 million for the year ended December 31, 2000, and could increase or decrease in future periods depending on the Company's lease acquisition activities.

DRILLING ACTIVITY

     The following table sets forth exploration and development drilling results for the years ended December 31, 1998, 1999 , and 2000.

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        1998           1999            2000
                                                    ------------    -----------    ------------
                                                    GROSS   NET     GROSS   NET    GROSS   NET
                                                    -----   ----    -----   ---    -----   ----
Exploratory
  Productive......................................    1       .3     --     --       1       .3
  Non-productive..................................    6      3.6     --     --      --       --
                                                     --     ----     --     ---     --     ----
          Total...................................    7      3.9     --     --       1       .3
                                                     --     ----     --     ---     --     ----
Development
  Productive......................................   13      8.4      4     .9      16     12.7
  Non-productive..................................    4      2.1      1     .1      --       --
                                                     --     ----     --     ---     --     ----
          Total...................................   17     10.5      5     1.0     16     12.7
                                                     --     ----     --     ---     --     ----
Combined Total....................................   24     14.4      5     1.0     17     13.0
                                                     ==     ====     ==     ===     ==     ====

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

CONTROL OVER PRODUCTION ACTIVITIES

     The Company operated 340 of the 411 producing wells in which it owned an interest as of December 31, 2000. The non-operated properties are operated by unrelated third parties pursuant to operating agreements which are generally standard in the industry. Significant decisions about operations regarding non-operated properties may be determined by the outside operator rather than by the Company. If the Company declines to participate in additional activities proposed by the outside operator under certain operating agreements, the Company will not receive revenues from, and/or will lose its interest in the activity in which it declined to participate.

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

     A large percentage of the Company's oil and natural gas sales are made to a small number of purchasers. For the year ended December 31, 2000, Plains Marketing and Transportation accounted for 96% of the Company's oil sales, and Aquila Energy Marketing and Crosstex Energy accounted for 28% and 20%, respectively, of the Company's natural gas sales. For the year ended December 31, 1999, Plains Marketing accounted for 90% of the Company's oil sales, and Aquila and Crosstex accounted for 21% and 17%, respectively, of the Company's natural gas sales. For the year ended December 31, 1998, Plains Marketing accounted for 85% of the Company's oil sales, and Crosstex and Aquila accounted for 23% and 26%, respectively, of the Company's natural gas sales. The Company does not believe that the loss of any purchaser would have a material adverse effect on its business because, under prevailing market conditions, other purchasers are readily available.

     The agreement with Plains, entered into in 1993, provides for Plains to purchase the Company's oil pursuant to West Texas Intermediate posted prices plus a premium. A portion of the Company's natural gas production is sold pursuant to long-term netback contracts. Under netback contracts, gas purchasers buy gas from a number of producers, process the gas for natural gas liquids, and sell the liquids and residue gas. Each producer receives a fixed portion of the proceeds from the sale of the liquids, and residue gas. The gas purchasers pay for transportation, processing, and marketing of the gas and liquids, and assume the risk of contracting pipelines and processing plants in return for a portion of the proceeds of the sale of the gas and liquids. Generally, because the purchasers are marketing large volumes of hydrocarbons gathered from multiple producers, higher prices may be obtained for the gas and liquids. The remainder of the Company's natural gas is sold on the spot market under short-term contracts.

REGULATION

     GENERAL. The Company's oil and natural gas exploration, production, and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted by federal and state agencies or jurisdictions, the Company is unable to predict the future cost or impact of complying with such laws. The Company believes that it operates in compliance with all Federal, State and local regulations.

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

     ENVIRONMENTAL PROTECTION AND OCCUPATIONAL SAFETY. The Company is subject to numerous federal, state and local laws and regulations governing the release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations. Because such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost and effects of such compliance.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons or companies may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Also, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by hazardous substance released into the environment.

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

     The Resource Conservation and Recovery Act ("RCRA") and regulations promulgated thereunder govern the generation, storage, transfer and disposal of hazardous wastes. RCRA, however, currently excludes from the definition of hazardous wastes "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal energy." Because of this exclusion, many of the Company's operations are exempt from RCRA regulation. Nevertheless, the Company must comply with RCRA regulations for any of its operations that do not fall within the RCRA exclusion (such as painting activities or use of solvents). On August 8, 1998, EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. The impact is not likely to be any more burdensome to the Company than to any other similarly situated company involved in oil and natural gas exploration and production.

     Because oil and natural gas exploration, production and other activities have been conducted at some of the Company's properties by previous owners and operators, materials from these operations may remain on some of the properties and in some instances require remediation. In addition, the Company has agreed to indemnify some sellers of producing properties from whom the Company has acquired reserves against certain liabilities for environmental claims associated with such properties. While the Company does not believe that costs to be incurred by the Company for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in future material expenditures.

     Additionally, in the course of the Company's routine oil and natural gas operations, surface spills and leaks, including casing leaks of oil or other materials occasionally occur, and as a result, the Company incurs costs for waste handling and environmental compliance. Moreover, the Company is able to control directly the operations of only those wells for which it acts as the operator. Notwithstanding the Company's lack of control over wells in which the Company owns an interest but is operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to the Company.

     The Company is also subject to laws and regulations concerning occupational safety and health. While it is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of occupational safety and health laws and regulations, the Company is unable to predict the ultimate cost of future compliance.

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

OPERATIONAL HAZARDS AND INSURANCE

     The Company's operations are subject to all of the risks inherent in oil and natural gas exploration, drilling and production. These hazards can result in substantial losses to the Company due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, or suspension of operations. The Company maintains insurance of various types customary in the industry to cover its operations and believes it is insured prudently against certain of these risks. In addition, the Company maintains operator's extra expense coverage that provides coverage for the care, custody and control of wells drilled by the Company. The Company's insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. As a prudent operator, the Company does maintain levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges. However, 100% coverage is not maintained. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. The Company believes that it operates in compliance with government regulations and in accordance with safety standards which meet or exceed industry standards.

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

OFFICE SPACE

     The Company leases approximately 25,000 square feet of office space in Dallas, Texas. The Company also leases a small amount of office space in Odessa, Texas, Yukon, Oklahoma and Iberville Parish, Louisiana for its business activities.

EMPLOYEES

     At April 9, 2001, the Company had 56 full-time employees. Of these employees, 16 are field-related personnel. The Company does not have any collective bargaining agreements with employees and believes that relations with its employees are generally satisfactory.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. The Company's Joint Plan became effective August 4, 2000, at which time the Company emerged from bankruptcy with the authority to conduct its business operations without Bankruptcy Court approval. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to implementation of the Joint Plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock currently trades on the OTC Bulletin Board. Effective October 19, 2000, the Company's common stock began trading under the new symbol "NEGI". The following table sets forth, for the periods indicated, the high and low closing sales prices as reported on the OTC Bulletin Board. The prices for periods prior to confirmation of the Joint Plan have been adjusted to reflect a 7-for-1 reverse stock split. The quotations represent prices between dealers in securities and may not include retail mark-up, mark-down, or commission and may not represent actual transactions.

                                                               COMMON STOCK
                                                                   PRICE
                                                              ---------------
                                                              HIGH       LOW
                                                              -----     -----
CALENDAR YEARS BY QUARTER
2000:
  First.....................................................  $2.08     $ .22
  Second....................................................   1.64       .77
  Third.....................................................   3.39      1.53
  Fourth....................................................   3.00       .81
1999:
  First.....................................................  $1.89     $ .56
  Second....................................................    .91       .42
  Third.....................................................    .98       .42
  Fourth....................................................    .63       .14

     On April 9, 2001, the latest practicable date for providing price information, the last sales price for the Company's common stock was $1.58.

HOLDERS

     As of April 9, 2001, the Company had approximately 7,500 record holders of its shares of common stock, including multiple nominee holders for an undetermined number of beneficial owners.

DIVIDENDS ON COMMON STOCK

     The Company has never paid cash dividends on its common stock and does not expect to declare cash dividends in the foreseeable future. The terms of the Company's credit facility with High Coast do not permit dividends on the common stock.

ANNUAL MEETING

     The Company's last annual meeting of shareholders was held on June 4, 1998, and due to the Company's Bankruptcy Proceeding, no meeting was held during 1999 or 2000. Delaware general corporate law requires that an annual meeting of shareholders be held each year or within thirteen months of the last annual meeting of shareholders. Absent an exemption under United States Bankruptcy Code, such failure to hold an annual meeting of shareholders within the designated period could result in an order by the Delaware Court of Chancery compelling such a meeting if deemed appropriate. The Company anticipates holding an annual meeting during 2001.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial and operating data with respect to the Company as of and for each of the five years in the period ended December 31, 2000. The financial data was derived from the historical financial statements of the Company. This information is not necessarily indicative of the Company's future performance. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto of the Company included elsewhere herein.

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          1996       1997       1998        1999        2000
                                        --------   --------   ---------    -------    --------
                                         (IN THOUSANDS, EXCEPT FOR RATIOS AND PER UNIT DATA)
STATEMENT OF OPERATIONS DATA:(1)
Oil and natural gas sales.............  $ 24,174   $ 52,417   $  38,440    $39,300    $ 51,014
Costs and expenses:
  Lease operating.....................     3,596      6,729       8,590      6,101       5,672
  Oil and natural gas production
     taxes............................     1,285      3,139       2,504      2,095       2,888
  Depreciation, depletion and
     amortization.....................     9,901     23,205      21,311     15,889      11,044
  Writedown of oil and natural gas
     properties(2)....................    43,497     46,396     148,400         --          --
  Restructuring charges...............        --         --       1,869         --          --
  General and administrative..........     2,157      4,392       6,141      4,098       4,527
                                        --------   --------   ---------    -------    --------
     Total costs and expenses.........    60,436     83,861     188,815     28,183      24,131
                                        --------   --------   ---------    -------    --------
Operating income (loss)...............   (36,262)   (31,444)   (150,375)    11,117      26,883
Interest expense(3)...................    (4,108)   (11,212)    (14,432)    (1,909)     (9,656)
Interest income and other, net........       308      1,032         293         --       1,672
                                        --------   --------   ---------    -------    --------
Income (loss) before reorganization
  items, income taxes and
  extraordinary item..................   (40,062)   (41,624)   (164,514)     9,208      18,899
Reorganization items:
  Professional fees and other.........        --         --          --     (4,727)     (1,354)
  Writeoff of unamortized debt premium
     and issuance costs, net..........        --         --          --     (3,219)         --
  Interest earned on accumulating cash
     resulting from Chapter 11
     proceedings......................        --         --          --        762       1,065
                                        --------   --------   ---------    -------    --------
Income (loss) before income taxes and
  extraordinary items.................   (40,062)   (41,624)   (164,514)     2,024      18,609
Income tax expense (benefit)..........    14,504      7,286          --         --          --
                                        --------   --------   ---------    -------    --------
Income (loss) before extraordinary
  item................................   (25,558)   (34,338)   (164,514)     2,024      18,609
Extraordinary loss....................      (292)        --          --         --     (33,047)
                                        --------   --------   ---------    -------    --------
Net income (loss).....................  $(25,850)  $(34,338)  $(164,514)   $ 2,024    $(14,438)
                                        ========   ========   =========    =======    ========
Net income (loss) per common share
  before extraordinary item...........  $  (9.31)  $  (6.58)  $  (28.56)   $   .35    $   2.71
                                        ========   ========   =========    =======    ========
Net income (loss) per common share,
  basic and diluted...................  $  (9.38)  $  (6.58)  $  (28.56)   $   .35    $  (2.10)
                                        ========   ========   =========    =======    ========

                                                     YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------------------
                                     1996       1997       1998          1999          2000
                                   --------   --------   ---------     ---------     ---------
                                       (IN THOUSANDS, EXCEPT FOR RATIOS AND PER UNIT DATA)
CASH FLOW DATA:
Net cash provided by operating
  activities.....................  $ 11,788   $ 22,864   $   5,082     $  27,713     $  23,831
Net cash used in investing
  activities.....................   (49,277)   (75,826)    (53,303)       (1,038)      (11,720)
Net cash provided by financing
  activities.....................    45,595     64,734      24,809            --         2,000
OTHER FINANCIAL DATA:
EBITDA(4)........................  $ 17,443   $ 39,189   $  19,628           N/A(6)        N/A(6)
Ratio of EBITDA to interest
  expense........................      4.2x       3.5x        1.4x           N/A(6)        N/A(6)
Ratio of earnings to fixed
  charges(5).....................        --         --          --           N/A(6)        N/A(6)
BALANCE SHEET DATA (AT PERIOD
  END):(1)
Cash and cash equivalents........  $ 14,182   $ 25,954   $   2,542     $  29,217     $  43,328
Working capital (deficit)........    (1,582)     8,387    (197,834)(8)       N/A(7)     19,835
Total assets.....................   216,199    254,361      95,002       100,358       118,654
Long-term debt...................   100,000    166,397         N/A(8)        N/A(8)    210,827
Stockholders' equity/(deficit)...    80,426     47,893    (116,933)     (114,906)     (127,171)

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 1996     1997      1998      1999      2000
                                                ------   -------   -------   -------   -------
OPERATING DATA:(1)
Production:
  Oil (Mbls)..................................     522     1,110     1,238     1,135       799
  Natural gas (Mmcf)..........................   5,681    13,146    11,255     9,266     7,081
  Natural gas equivalent (Mmcfe)..............   8,811    19,807    18,685    16,078    11,873
Average sales price:
  Oil (per Bbl)...............................  $21.70   $ 19.17   $ 12.66   $ 17.62   $ 29.24
  Natural gas (per Mcf).......................    2.26      2.37      2.02      2.08      3.91
Unit economics (per Mcfe):
  Average sales price.........................  $ 2.74   $  2.65   $  2.06   $  2.44   $  4.30
  Lease operating expenses....................     .41       .34       .46       .38       .48
  Oil and natural gas production taxes........     .15       .16       .13       .13       .24
  Depreciation, depletion and
     amortization(9)..........................    1.12      1.17      1.14       .99       .93
  General and administrative..................     .24       .22       .33       .25       .38

---------------

(1) Reflects the revenues, results of operations, and production subsequent to the dates of acquisitions of various oil and natural gas properties that affect the comparability of the data presented. In August 1996, the Company completed the merger with Alexander Energy Corporation.

(2) The results of operations for the year ended December 31, 1996 include a writedown of oil and natural gas properties of approximately $43.5 million ($28.3 million net of deferred income taxes), in accordance with the full cost method of accounting. The results of operations for the year ended December 31, 1997 included a writedown of oil and natural gas properties of approximately $46.4 million ($37.5 million, net of deferred income taxes) in accordance with the full cost method of accounting. The results of operations for the year ended December 31, 1998, include writedowns of oil and natural gas properties of approximately $148.4 million in accordance with the full cost method of accounting.

(3) Accrual of interest on the Company's senior notes was discontinued during the Bankruptcy Proceeding. Approximately $17.7 million and $10.5 million of additional interest expense would have been recognized by the Company during 1999 and 2000, respectively, if not for the discontinuation of the interest accrual.

(4) See the Glossary included elsewhere herein for the definition of EBITDA. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. The Company has included information concerning EBITDA because EBITDA is a measure used by certain investors in determining the Company's historical ability to service its indebtedness. However, this measure may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles as an indicator of the Company's operating performance or liquidity.

(5) For the purposes of calculating the ratio of earnings to, or deficiency of earnings over, fixed charges, earnings consist of income before extraordinary items and income taxes plus fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, the interest component of rent expense, and amortization of debt premium, discount and financing costs. The deficiency of earnings over fixed charges for the years ended December 31, 1996, 1997 and 1998, were approximately $40.0 million, $44.2 million, and $167.9 million, respectively.

(6) Due to the discontinuance of the accrual of interest on the Company's unsecured senior notes during the Bankruptcy proceeding, these measurements are not meaningful for the year ended December 31, 1999 and December 31, 2000 and have not been presented.

(7) Due to the Chapter 11 proceedings, these measurements are not meaningful for the year ended December 31, 1999 and have not been presented. See Notes 1, 4 and 5 of Notes to Consolidated Financial Statements.

(8) The principal and interest outstanding under the senior notes and credit facility was classified as current at December 31, 1998. Due to the Chapter 11 proceedings, this measurement is not meaningful as of December 31, 1999 and has not been presented. See Note 5 of Notes to Consolidated Financial Statements.

(9) Excludes the effects of the full cost ceiling writedowns discussed in Note 2 above.

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

     On February 11, 1999, the Bankruptcy Court entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code. On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming the Joint Plan. The Joint Plan became effective on August 4, 2000 which allows the Company to conduct its business operations without Bankruptcy Court approval. However, the Bankruptcy Court still maintains jurisdiction over certain administration matters related to implementation of the Joint Plan.

     In connection with confirmation of the Joint Plan, the Company recorded an extraordinary gain on the discharge of indebtedness during the three months ended September 30, 2000 of approximately $11.3 million. This extraordinary gain was primarily composed of the reversal of interest accrued on the senior notes prior to the Bankruptcy Proceeding of approximately $10.5 million ("Prepetition Interest"). In accordance with Bankruptcy Court rules and regulations, the Company did not accrue interest on the senior notes during the Bankruptcy Proceeding ("Unaccrued Interest"). It was determined that reinstatement of the Prepetition Interest and the Unaccrued Interest is necessary and consistent with the Joint Plan. As a result, the Company has recognized Unaccrued Interest (including interest on the Prepetition Interest and Unaccrued Interest) of $35.3 million and Prepetition Interest of $10.5 million as long-term interest payable in the accompanying balance sheet. The reinstatement of Unaccrued Interest has been recognized as an extraordinary loss in the accompanying statement of operations. In Note 13 to the Consolidated Financial Statements, the effects of this reinstatement on the results of the quarter ended September 30, 2000 have been reflected. The Company and Arnos have agreed this interest will not be due earlier than April 2003. Accordingly, interest will accrue on the revised obligation amount of $210.8 million pursuant to terms of the senior notes indenture. Arnos and the Company have agreed to redeem $21.2 million of senior note obligations (allocated between principal and interest) for $10.5 million in cash during the second quarter of 2001,.

     Substantially all of the requirements under the Joint Plan have been satisfied and all distributions have been made with the exception of payment of certain administrative claims awaiting Bankruptcy Court approval. As a result, the Company has successfully emerged from Chapter 11 and is operating its business in the ordinary course.

OVERVIEW

     The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control. These factors include seasonal price fluctuation, the condition of the US economy, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic governmental regulations, legislation and policies.

RESULTS OF OPERATIONS

OVERVIEW OF PRODUCTION, SALES AND UNIT ECONOMICS

     The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and costs and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998      1999      2000
                                                          -------   -------   -------
Net production:
  Oil (Mbbls)...........................................    1,238     1,135       799
  Natural Gas (Mmcf)....................................   11,255     9,266     7,081
  Natural Gas Equivalent (Mmcfe)........................   18,685    16,078    11,873
Oil and natural gas sales (in thousands):
  Oil...................................................  $15,673   $20,006   $23,355
  Natural gas...........................................   22,767    19,294    27,659
                                                          -------   -------   -------
          Total.........................................  $38,440   $39,300   $51,014
                                                          =======   =======   =======
Average sales price:
  Oil (per Bbl).........................................  $ 12.66   $ 17.62   $ 29.24
  Natural gas (per Mcf).................................     2.02      2.08      3.91
Unit economics (per Mcfe):
  Average sales price...................................  $  2.06   $  2.44   $  4.30
  Lease operating expenses..............................      .46       .38       .48
  Oil and gas production taxes..........................      .13       .13       .24
  Depletion rate (excluding writedowns).................     1.06       .91       .88
  General and administrative............................      .33       .25       .38

YEAR ENDED DECEMBER 31, 2000, COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     Revenues. Total revenues increased by $11.7 million (29.8%) to $51.0 million for 2000 from $39.3 million in 1999. The increase in revenues is due to the increase in oil and gas prices from the same period in 1999, offset in part by a decline in overall production. Average natural gas prices increased $1.83 per Mcf to $3.91 per Mcf for 2000 from $2.08 for 1999, and average oil prices increased $11.62 per barrel to $29.24 per barrel for 2000 from $17.62 for 1999. The increase in average prices increased 2000 revenues by approximately $22.2 million compared to 1999.

     In 2000, the Company produced 799 Mbbls of oil, a decrease of 29.6% compared to 1,135 Mbbls in 1999, and the Company produced 7,081 Mmcf of natural gas in 2000, a decrease of 23.6% from 9,266 Mmcf in the same period of 1999. The decline in production is primarily due to natural production declines combined with the loss of production from non-strategic properties sold at an oil and gas auction in December 1999. During the Bankruptcy Proceeding, the Company's ability to offset natural production declines through drilling and exploration was limited due to the Bankruptcy Court restrictions. However, the Company has emerged from Chapter 11 and is operating its business in the ordinary course and initiated drilling activity in 2000.

     Costs and Expenses. Lease operating expenses decreased $.4 million (6.6%) to $5.7 million for 2000 from $6.1 million in 1999 primarily due to the Company's efforts to reduce and control these costs. The decline is also, in part, due to the sale of oil and gas properties in the December 1999 auction. Lease operating expenses per Mcfe increased to $.48 for 2000 from $.38 for 1999 due to the decline in overall production.

     Production taxes increased $.8 million (38.1%) to $2.9 million for 2000 compared to $2.1 million for 1999. This increase is the direct result of the increased oil and gas revenue in 2000 combined with certain non-recurring severance tax refunds received during 1999.

     Depreciation, depletion and amortization ("DD&A") decreased $4.9 million (30.8%) to $11.0 million for 2000 compared to $15.9 million for 1999. This decrease in DD&A is due to the decrease in production combined with the slight decrease in the depletion rate per Mcfe from $.91 in 1999 to $.88 for 2000.

     General and administrative costs increased $.4 million (9.8%) to $4.5 million for 2000 compared to $4.1 million for 1999. This increase is primarily due to the fact that capitalized internal costs decreased during the Bankruptcy proceeding. As discussed in Note 2 to the consolidated financial statements, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, development and exploration activities. The Company's capitalized general and administrative expenses totaled $.8 million and $.6 million for the years ended December 31, 1999 and 2000, respectively.

     Other Income and Expenses. The increase of $7.8 million in interest expense to $9.7 million for 2000 from $1.9 million for 1999 was primarily due to the accrual of interest expense on the senior notes subsequent to the effective date of the Joint Plan. Approximately $10.5 million and $17.7 million additional interest expense would have been recognized by the Company if not for discontinuance of the interest accrual on the senior notes during the Bankruptcy Proceeding in 2000 and 1999, respectively. The average balance of debt outstanding during 2000 and 1999 was $190.0 million. The weighted average interest rate for 2000 was 10.4% for interest accrued compared to 8.2% for 1999. The increase in the weighted average interest rate is due to the accrual of interest on the senior notes subsequent to the effective date of the Joint Plan.

     Of the $1.7 million other income recognized for the year ended December 31, 2000, $580,500 represents the noncash change in the fair value of the Company's derivative contract and the remainder represents interest earned on cash accumulated subsequent to confirmation of the Joint Plan.

     Reorganization Items. The Company incurred $4.7 million and $1.4 million for the years ended December 31, 1999 and 2000, respectively, for professional fees and other expenses associated with the bankruptcy proceeding. The Company earned $.8 million and $1.1 million in interest income on cash accumulating during the bankruptcy proceeding for the years ended December 31, 1999 and 2000, respectively. In addition, the Company wrote off a total of $3.2 million of unamortized debt issuance costs and premiums related to the senior notes due to the Bankruptcy Proceeding in 1999.

     Extraordinary Loss. The Company recognized a $33.0 million extraordinary loss during 2000 in connection with confirmation of the Joint Plan. The extraordinary loss consists of $35.3 million reinstated interest on the senior notes which was offset by a $2.2 million gain on discharge of indebtedness pursuant to the Joint Plan.

     Net Loss. Net income of $2.0 million was recognized for 1999, compared with a net loss of $14.4 million for the comparable 2000 period. Results for 1999 and 2000 (i) include expenses of $7.9 million and $1.4 million, respectively, relating to the Bankruptcy Proceeding and (ii) include $.8 million and $1.1 million in interest income on cash accumulating during the Bankruptcy Proceeding. The year ended December 31, 1999 excludes $17.7 million in additional interest expense on the senior notes not accrued during the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. The year ended December 31, 2000 includes a $33.0 million extraordinary loss in connection with the confirmation of the Joint Plan. Excluding the effects of the above items, a net loss of $8.6 million would have been recognized for 1999 compared to net income of $18.9 million for the same period in 2000.

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

     Costs and Expense. Lease operating expenses decreased $2.5 million (29.1%) to $6.1 million for 1999 from $8.6 million in 1998 primarily due to the Company's efforts to reduce and control these costs. Lease operating expenses per Mcfe decreased to $.38 for 1999 from $.46 for 1998 due to the 29.1% decrease in lease operating expenses which more than offset the 14.0% decline in equivalent production.

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

     Other Income and Expenses. The decrease of $12.5 million in interest expense to $1.9 million for 1999 from $14.4 million for 1998, was due to the discontinuation of the accrual of interest on the senior notes due to the Bankruptcy Proceeding. Approximately $17.7 million additional interest expense would have been recognized by the Company if not for the discontinuation of the interest accrual on the senior notes. The average balance of debt outstanding during 1999 was $190.0 million as compared to average debt outstanding of $180.6 million for 1998. The weighted average interest rate for 1999 was 8.2% for interest accrued compared to 9.9% for 1998. The decline in the weighted average interest rate is due to the discontinuation of the accrual of interest on the Senior Notes.

     Reorganization Items. During 1999, the Company incurred $4.7 million of professional fees and other expenses associated with the Bankruptcy Proceeding. In addition, the Company wrote off a total of $3.2 million of unamortized debt issuance costs and premiums related to the senior notes due to the Bankruptcy Proceeding, and earned approximately $761,000 in interest income on cash accumulating during the Bankruptcy Proceeding.

     Net Income. Net income of $2.0 million was recognized for 1999, compared with a net loss of $164.5 million for 1998. Net income for 1999 excludes approximately $17.7 million in interest expense and includes expenses of approximately $7.2 million, net, relating to the Bankruptcy Proceeding, as discussed above. The net loss for 1998 included writedowns of oil and natural gas properties of $148.4 million. Excluding the effects of the above, a net loss of $8.5 million would have been generated for 1999 compared to a net loss of $16.1 million for 1998.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2000, COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     Net cash provided by operating activities was $23.8 million for the year ended December 31, 2000, compared to $27.7 million for the same period in 1999. Although income from operations significantly increased from 1999, cash flow from operating activities decreased as approximately $4.8 million of the increase in net income is attributable to a decline in non-cash depletion expense and the Company began making interest payments on its senior notes upon confirmation of the Joint Plan.

     Net cash used by investing activities was $11.7 million for 2000 compared with $1.0 million for 1999. The cash used by investing activities for 2000 increased due to the Company's resumption of its drilling activities during 2000.

     Net cash provided by financing activities in 2000 was $2.0 million. The net cash provided by financing activities during 2000 consisted of the $2.0 million paid by Arnos, in accordance with the Joint Plan, to purchase additional common stock such that, together with its affiliates, it would own 49.9% of the outstanding common stock of the Company. There was no cash provided by financing activities in 1999.

     The Company's working capital surplus at December 31, 2000, was $19.8 million compared to a working capital deficit at December 31, 1999 of $11.1 million. The increase in working capital was due primarily to the increase in cash and cash equivalents and the reclassification of the prepetition accrued interest to long-term.

YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     Net cash provided by operating activities was $27.7 million for the year ended December 31, 1999, compared to $5.1 million for the same period in 1998. The increase in cash flow from operating activities is due, in part, to the increase in income from operations before non-cash charges, resulting from increased oil and gas revenues from higher commodity prices as well as significantly lower lease operating expenses and general and administrative expenses. Also largely contributing to the increase in net cash provided by operations is the fact that the Company discontinued accruing interest on the senior notes as a result of the Bankruptcy Proceeding.

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

FUTURE CAPITAL AND FINANCING REQUIREMENTS

     The $25.0 million outstanding under the Company's existing credit facility was paid in January 2001. The credit facility will remain in place under its existing terms until new terms are agreed upon between the Company and High Coast.

     The Company currently expects that existing cash and cash flows from operations will be sufficient to fund its operations and planned capital expenditures for its existing properties. The 2001 capital expenditure budget is approximately $29.0 million. If actual commodity prices realized or actual capital expenditures or production differ materially from budgeted amounts, the Company could require additional capital from traditional reserve base borrowings, equity, debt offerings and/or joint ventures to further develop and explore its properties and to acquire additional properties. There is no assurance that the Company would be able to access additional capital or that, if available, it will be at prices or on terms acceptable to the Company.

     Should the Company be unable to access the capital markets or should sufficient capital not be available, the development and exploration of the Company's properties could be delayed or reduced and, accordingly, oil and natural gas revenues and operating results could be adversely affected.

FINANCIAL REPORTING IMPACT OF FULL COST METHOD OF ACCOUNTING

     The Company follows the full cost method of accounting for oil and natural gas properties. Under such method, the net book value of such properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. During the year ended December 31, 1998, the net book value of the Company's oil and natural gas properties exceeded the ceiling based on the weighted average prices of crude oil and natural gas received by the Company resulting in non-cash writedowns totaling $148.4 million. The Company had no ceiling limitation writedowns during 1999 or 2000. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings. In September 2000, the Company entered into a six month no cost commodity price collar. In connection with the entrance into the derivative contract, the Company adopted SFAS No. 133.

CHANGES IN PRICES

     The prices received by the Company for its oil and natural gas production declined dramatically during 1998. In 1998 the prices received for crude oil reached their lowest level in 50 years and were the lowest inflation adjusted oil prices since the Great Depression. The Company's revenue and value of its oil and natural gas properties were adversely affected by such prices. However, oil and gas prices recovered during 1999 and 2000 which had a positive effect on the results of operations for 1999 and 2000. Oil and gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three years ended December 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the past, the Company has utilized various derivative instruments and may do so in the future, principally to control risk related to future oil and gas prices. While the use of derivative contracts can limit the downside risk of adverse price movements, it may also limit future gains from favorable movements. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity. Credit risk related to derivative activities is managed by requiring minimum credit standards for counterparties, periodic settlements, and market to market valuations.

     On September 7, 2000, the Company entered into a six month no-cost commodity price collar with Torch Energy Marketing, Inc. ("TEMI") covering 1,500 barrels of oil a day from the effective date of October 1, 2000 through March 31, 2001 (the "TEMI Hedge"). Based on terms of the TEMI Hedge, at the end of each month, if the actual average price, as defined, is less than the floor price, TEMI will pay the difference to the Company. If the actual average price is greater than the ceiling price, the Company will pay the difference to TEMI. No payments are required by either party when the actual average price is between the floor and ceiling. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. At December 31, 2000, the market price of oil was below the floor price of the TEMI Hedge and therefore a hedge asset of $580,500 was recorded on the balance sheet. The associated non-cash income from the change in market value has been reflected in other income on the statement of operations for 2000. The fair value recorded may not be indicative of what will actually be realized. The outstanding hedge position at December 31, 2000 will settle within 90 days of year-end. The Company actually settled the January and February hedge positions for a gain of approximately $50,000.

     In February 2001, the Company entered into a six month no-cost crude oil collar contract with Enron North America Corp. ("Enron") covering 1,500 barrels of oil a day from the effective date of April 1, 2001 through September 30, 2001 ("Enron Collar"). The Enron Collar has a floor price of $26.00 per barrel and a ceiling price of $29.72 per barrel. At the end of each month, if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the Floor Price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the Ceiling Price, the Company will pay the difference to Enron. If the Floating Price is between the Floor Price and the Ceiling Price, payments are not required by either party. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled.

     In March 2001, the Company entered into four crude oil Commodity Swap agreements with Enron. The first covers 10,094 barrels of oil per month from the effective date of April 1, 2001 though December 31, 2001 for a fixed price of $26.30 per barrel. The second covers 13,730 barrels of oil per month from the effective date of January 1, 2002 though December 31, 2002 for a fixed price of $24.10 per barrel. The third covers 11,800 barrels of oil per month from the effective date of January 1, 2003 though December 31, 2003 for a fixed price of $22.24 per barrel. The fourth covers 9,100 barrels of oil per month from the effective date of January 1, 2004 though December 31, 2004 for a fixed price of $21.69 per barrel. These four contracts are collectively referred to as the "Enron Swap Agreements." Based on the terms of the Enron Swap Agreements, at the end of each month, if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled.

     In March 2001, the Company entered into a natural gas Commodity Swap agreement with Enron covering the period from the effective date of April 1, 2001 though December 31, 2004 (the "Enron Natural Gas Swap"). The Enron Natural Gas Swap covers 126,000 Mmbtu per month at a fixed price of $5.35 per Mmbtu for April 1, 2000 through December 31, 2000, 125,000 Mmbtu per month at a fixed price of $4.69 per Mmbtu for January 1, 2002 through December 31, 2002, 116,000 Mmbtu per month at a fixed price of $4.21 per Mmbtu for January 1, 2003 through December 31, 2003 and 88,000 Mmbtu per month at a fixed price of $4.16 per Mmbtu for January 1, 2004 through December 31, 2004. Based on the terms of the Enron Natural Gas Swap, at the end of each month, if the Floating Price (defined as the average of the last three daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of natural gas shall not take place or be required of either party and all transactions will be cash settled.

     The Company's exposure to interest rates relates primarily to its borrowings under its credit facility. The Company does not currently use derivatives to manage interest rate risk. Interest is payable on borrowings under the credit facility based on a floating rate. If short-term interest rates average 10% higher in 2001 than they were in 2000, the Company's interest expense would increase by approximately $225,000. This amount was determined by applying the hypothetical interest rate change to the Company's outstanding borrowings under the credit facility at December 31, 2000. However, the $25.0 million outstanding under the credit facility was paid off in January 2001. Additional borrowings are not anticipated in the near future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The following table lists the name, age as of March 23, 2001 and present position with the Company for each of the Company's directors and executive officers:

NAME                                        AGE      PRESENT POSITION WITH THE COMPANY(1)
----                                        ---      ------------------------------------
Bob G. Alexander..........................  67    Chairman of the Board of Directors,
                                                  President and Chief Executive Officer
Jim L. David..............................  61    Director, Vice President, Exploration and
                                                    Exploitation
Russell D. Glass..........................  38    Director
Martin Hirsch.............................  46    Director
Robert H. Kite............................  46    Director
Robert J. Mitchell........................  54    Director
Jack G. Wasserman.........................  64    Director
Philip D. Devlin..........................  56    Vice President, General Counsel and
                                                  Secretary
Rick L. Kirby.............................  47    Vice President, Drilling and Production
R. Kent Lueders...........................  44    Vice President, Corporate Development
Lori K. Mauk..............................  40    Vice President, Product Marketing
James M. Price............................  54    Vice President, Geophysics
David V. Rigsby...........................  48    Vice President, Land
Melissa H. Rutledge.......................  35    Vice President, Controller and Chief
                                                  Accounting Officer

---------------

(1) Messrs. Alexander, David and Mitchell were appointed to the Board of Directors on August 29, 1996. Mr. Alexander was appointed President and Chief Executive Officer of the Company effective November 23, 1998. Messrs. Glass, Hirsch and Wasserman were appointed to the Board of Directors on December 1, 1998. Directors generally serve for a term of one year (until the next annual meeting of shareholders) and until their successors are duly elected and qualified, or until their death, resignation or removal, at which time the Board of Directors has the authority to appoint replacements to fill any such vacancies until the next annual meeting of shareholders.

     Bob G. Alexander. Mr. Alexander, a founder of Alexander Energy Corporation, was appointed to the Board of Directors of the Company when Alexander Energy Corporation merged into National Energy Group on August 29, 1996. He was appointed President and Chief Executive Officer of the Company on November 23, 1998. From 1980 until the merger, he served as Chairman of the Board, President and Chief Executive Officer of Alexander Energy Corporation. From 1976 to 1980, he served as Vice President and General Manager of the Northern Division of Reserve Oil, Inc. and President of Basin Drilling Corp., subsidiaries of Reserve Oil and Gas Company. Mr. Alexander attended the University of Oklahoma and graduated with a Bachelor of Science degree in Geological Engineering.

     Jim L. David. Mr. David, a founder of Alexander Energy Corporation, was appointed to the Board of Directors of the Company when Alexander Energy Corporation merged into National Energy Group on August 29, 1996. From December 1998 to September 2000 he served as Assistant to the President of the Company and in September 2000 he was appointed Vice President, Exploration and Exploitation. Effective August 1996 until July 1998, he served as Vice President of Exploration of the Company. From 1980 until the merger he served as Executive Vice President of Alexander Energy Corporation. From 1977 to 1980, he was employed as exploration manager for the Northern Division of Reserve Oil, Inc. Mr. David served as Alaska Chief Geologist and Senior Staff Geologist for Texas International from 1973 to 1976. Mr. David earned a Bachelor of Arts degree in Geology from Louisiana Tech University and a Master of Arts in Geology from the University of Missouri.

     Russell D. Glass. Mr. Glass was appointed to the Board of Directors of the Company on December 1, 1998. Since April 2000, he has served as President and Chief Executive Officer of Cadus Pharmaceutical Corp., a firm that holds various biotechnology patents. Mr. Glass has also served as President and Chief Investment Officer of Icahn Associates Corp., a diversified investment firm, since April 1998. Since August 1998 he has served as Vice-Chairman of Lowestfare.com, Inc., an internet travel reservations company. Previously, Mr. Glass had been a Partner in Relational Investors LLC, from 1996 to 1998, and in Premier Partners Inc., from 1988 to 1996, firms engaged in investment research and management. From 1984 to 1986 he served as an investment banker with Kidder, Peabody & Co. Mr. Glass served as a Director of Automated Travel Systems, Inc., a travel industry software development firm. He currently serves as a Director of Axiom Biotechnologies, Inc., a pharmacology profiling company; Cadus Pharmaceutical Corporation; Next Generation Technology Holdings, Inc.; Lowestfare.com, Inc.; and the A.G. Spanos Corporation, a national real estate development firm and owner of the NFL San Diego Chargers Football Club. Mr. Glass earned a Bachelor of Arts degree in Economics from Princeton University and a Master of Business Administration from the Stanford University Graduate School of Business.

     Martin L. Hirsch. Mr. Hirsch was appointed to the Board of Directors of the Company on December 1, 1998. Mr. Hirsch is currently Executive Vice President of American Property Investors, Inc. and has been employed there since March 18, 1991 where he is involved in investing, managing and disposing of real estate properties and securities. From January 1986 to January 1991, he was at Integrated Resources, Inc. as a Vice President and where he was involved in the acquisition of commercial real estate properties and asset management. From 1985 to 1986, he was a Vice President of Hall Financial Group where he was involved in acquiring and financing commercial and residential properties. Mr. Hirsch received his Master of Business Administration from The Emory University Graduate School of Business.

     Robert H. Kite. Mr. Kite was appointed to the Board of Directors of the Company on December 17, 1991. Previously, he served on the Board of Directors of VP Oil, Inc. from November 1987 until June 1991, at which time it was merged with Big Piney Oil and Gas Company to form National Energy Group. Since 1980, he has served as President and Chief Operating Officer of KFC, Ltd., a family-owned company with operations that include real estate development, investments and medical MRI clinics. Since 1982, he has also served as Chief Executive Officer of Roamin' Korp, Inc., a company engaged in construction, recording, mining and equity investments. Mr. Kite graduated from Southern Methodist University with a Bachelor of Science degree in Psychology and Political Science.

     Robert J. Mitchell. Mr. Mitchell was appointed to the Board of Directors of the Company on August 29, 1996. He has been the Senior Vice
President -- Finance of ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since March 1995 and was Treasurer of ACF from December 1984 to March 1995. He has also served as President and Treasurer of ACF Industries Holding Corp., a privately held holding company for ACF, since August 1993. He also serves as a Director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino, since October 14, 1998. Mr. Mitchell received his Bachelor of Science Degree in Business Administration from St. Francis College.

Jack G. Wasserman. Mr. Wasserman was appointed to the Board of Directors of the Company on December 1, 1998. He is currently a senior partner of Wasserman, Schneider, Babb and Reed, a New York law firm, and has been a partner of that firm and its predecessors since 1966. Mr. Wasserman is admitted to practice before the Supreme Court of the United States and in the states of New York, Florida and in the District of Columbia. He serves as a Director of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P. whose units are traded on the New York Stock Exchange, and Cadus Pharmaceutical Corporation whose shares are traded on the NASDAQ National Market. Mr. Wasserman earned a Bachelor of Arts degree from Adelphi University, a Juris Doctorate degree from Georgetown University, and a Graduate Diploma from the Johns Hopkins University School of Advanced International Studies in Bologna, Italy.

     Philip D. Devlin. Mr. Devlin has served as Vice President, General Counsel and Secretary of the Company since March 1997. From October 1994 through February 1997, he served as President and Chief Executive Officer of Sunrise Energy Services, Inc., a publicly-held natural gas marketing company. From September 1984 through October 1994, he served as Executive Vice President, General Counsel and Secretary of Sunrise Energy Services, Inc. In July 1995, Sunrise Energy Services, Inc. filed to reorganize under Chapter 11 of the United States Bankruptcy Code, and in February 1997 a Plan of Reorganization was confirmed by the Bankruptcy Court. He is licensed by the State Bar of Texas, admitted to practice before the Supreme Court of the United States and is a past President and Director of the Natural Gas and Electric Power Association of North Texas. Mr. Devlin earned a Bachelors of Arts degree and a Master of Arts degree from the University of California, and a Juris Doctor degree with honors from California Western School of Law, San Diego, California.

     Rick L. Kirby. Mr. Kirby was appointed Vice President, Drilling and Production in September 2000. Previously, since May 1998, he served as Director of Operations for the Company. He joined the Company in November 1996 as Group Manager of Offshore Operations. From 1991 to 1996, he served as a Senior Offshore Engineer for Enserch Exploration, Inc. and PG&E Resources. From 1977 to 1991, he held various engineering and management positions with Louisiana Land and Exploration, C&K Petroleum and Amoco Production Company. Mr. Kirby earned a Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma in 1977.

     R. Kent Lueders. Mr. Lueders joined the Company as Director of Corporate Development in April 1998 and was appointed to Vice President of the Company in September 1998. Previously, he was Manager of Acquisitions for Merit Energy from 1996 until he joined the Company in April 1998. He also worked as a consulting evaluation engineer for RK Engineering from 1994 through 1996. Prior to this he was the Product Line Manager with Munro Garrett International from 1993 to 1994. From 1982 to 1993, he was Manager of Engineering Services for Pacific Enterprises Oil Company (USA) where he managed the reserves, budget and engineering systems. He began his career with Amoco Production Company in 1979 as an engineer working East and West Texas. Mr. Lueders earned a Bachelor of Science degree in Petroleum Engineering from the University of Missouri at Rolla in 1979.

     Lori K. Mauk. Ms. Mauk was appointed Vice President, Marketing for the Company in September 2000. From 1997 until her appointment to Vice President, she served as made Marketing Manager for the Company. Effective with the August 1996 merger of Alexander Energy Corporation into the Company, she became Coordinator of Marketing. From 1992 to August 1996, she was Marketing Manager for Alexander Energy Corporation. From 1980 to 1996, she served as Marketing Manager and Assistant Supervisor of Revenue for Petroleum Investments, Ltd. and the parent company Bradmar Petroleum Corporation. Ms. Mauk studied Mathematics and Engineering at Rose State College.

     James M. Price. Mr. Price was appointed Vice President, Geophysics in September 2000. He joined the Company in July of 1998 as Senior Geophysicist and was named Director of Exploration in August of 1998, while continuing to serve the function of geophysical interpreter. Previously, he was employed by Enserch Exploration, Inc., where he held various exploration positions ranging from Senior Geophysicist to Director of Domestic Onshore Exploration from 1978 until he joined the Company. He also held various geophysical positions with Texaco, Cities Service Oil Company and Columbia Gas Development Corp. from 1969 through 1978. Mr. Price earned a Bachelor of Science degree in Physics from Lamar University.

     David V. Rigsby. Mr. Rigsby joined the Company in June 1998 as District Landman and in September 2000 was appointed Vice President, Land. Mr. Rigsby has 26 years of experience working in the energy industry including the areas of exploration, production, acquisitions and divestitures. From 1996 until he joined the Company in 1998, he served as Senior Staff Landman for Lyco Energy Corporation. Previously, he worked as an independent land consultant for Hunt Oil Corporation from 1993 to 1996. He also held various landman and land manager positions for Pacific Enterprises Oil Company (USA) from 1977 through 1993. He began his career with Texaco, Inc. in 1974 as an associate landman. He earned a Bachelor of Science degree in Business Administration from the University of Tulsa in 1974.

     Melissa H. Rutledge. Ms. Rutledge joined the Company in August 1994 as Controller and Chief Accounting Officer of the Company and in December 1997 was appointed Vice President. She began her career in 1990 with Ernst & Young LLP where she progressed to Senior Auditor until she joined the Company in 1994. While at Ernst & Young LLP, she specialized in audits of oil and gas producing entities. Ms. Rutledge earned a Bachelor of Business Administration degree in Accounting from Texas Tech University and is a licensed Certified Public Accountant in the State of Texas.

     Certain of the Company's Executive Officers and all of its Directors were acting in such capacity upon the granting of the United States Bankruptcy Court for the Northern District of Texas of an involuntary petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code on February 11, 1999.

     The Company's Board of Directors acted en banc on all matters during the duration of the Bankruptcy Proceeding. However, with the Company's emergence from Bankruptcy, a Compensation Committee was formed in August 2000, consisting of Robert J. Mitchell, Martin L. Hirsch and Bob G. Alexander. In addition, an Audit Committee was formed and an Audit Committee Charter was ratified and adopted in November 2000. The Audit Committee consists of Robert H. Kite, Jack
G. Wasserman and such other individual(s) as may be designated by the Board of Directors. The Audit Committee was formed in accordance with the recent rules and regulations promulgated by the United States Securities and Exchange Commission and the NASDAQ, which have been adopted by the Company.

     The Board of Directors held seven regular and special meetings during the year ended December 31, 2000. The Audit Committee held one regular meeting during 2000. The Compensation Committee did not hold any meetings during 2000.

     The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of shareholders. Each executive officer holds office until the first meeting of the Board of Directors after the annual meeting of shareholders succeeding his or her election and until his or her successor is duly elected and qualified, or until his or her death or resignation or until he or she shall have been removed in the manner provided in the Company's bylaws. Due to the Bankruptcy Proceeding, no annual meeting of shareholders was held during 1999. The Company expects to hold an annual meeting during 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company has no delinquent filers and no former officers of the Company who resigned during the year ended December 31, 2000 were required to file a Form 5 for that period.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following tables set forth the cash compensation received by the Company's Chief Executive Officer and each of the next four most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 for the fiscal year ended December 31, 2000, and whose base salary plus bonus equaled or exceeded $100,000. Such tables also include option grants in the last fiscal year for such officers and aggregate option/SAR exercises during the last fiscal year and year end option/SAR values.

                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                                                COMPENSATION AWARDS
                                                             --------------------------
                                             ANNUAL          RESTRICTED
                                        COMPENSATION(1)        STOCK       SECURITIES           ALL
                                      --------------------     AWARDS      UNDERLYING          OTHER
NAME AND PRINCIPAL POSITION    YEAR   SALARY($)   BONUS($)      ($)       OPTIONS(#)(2)   COMPENSATION($)
---------------------------    ----   ---------   --------   ----------   -------------   ---------------
Bob G. Alexander.............  2000   $250,000       --          --              --          $128,125(5)
  President and Chief          1999    270,833       --          --              --          $112,500(3)
  Executive Officer            1998    150,000       --          --          37,500                --
Jim L. David.................  2000    125,000       --          --              --            63,750(6)
  Vice President, Exploration  1999    135,417       --          --              --                --
  and Exploitation             1998    142,169       --          --              --           197,000(4)
Philip D. Devlin.............  2000    180,000       --          --              --            90,000(7)
  Vice President,              1999    180,000       --          --              --                --
  General Counsel              1998    205,000       --          --              --                --
R. Kent Lueders..............  2000    122,000       --          --              --            60,000(8)
  Vice President, Corporate    1999    120,000       --          --              --                --
  Development                  1998     86,385       --          --              --                --
Melissa H. Rutledge..........  2000    115,000       --          --              --            58,937(9)
  Vice President, Controller   1999    111,875       --          --              --                --
  and Chief Accounting         1998    107,000       --          --              --                --
  Officer

---------------

(1) Excludes the aggregate, incremental cost to the Company of perquisites and other personal benefits, securities or property, the aggregate amount of which, with respect to the named individual, does not equal or exceed the lesser of $50,000 or 10% of reported annual salary and bonus for such person.

(2) All stock options and warrants were cancelled pursuant to confirmation of the Joint Plan of Reorganization.

(3) Mr. Alexander was paid $112,500, (the amount remaining on his Consulting Agreement with the Company pursuant to the acquisition of Alexander Energy), as partial compensation for his appointment as the Company's President and Chief Executive Officer in November 1998.

(4) Mr. David's employment with the Company was terminated July 31, 1998, and these amounts were paid pursuant to a Separation Agreement with the Company. Mr. David was subsequently rehired by the Company on December 1, 1998.

(5) Mr. Alexander received $125,000 pursuant to the Bankruptcy Court ordered Severance Program which provided certain benefits to all employees who remained with the Company during the course of the Bankruptcy Proceeding. In addition, Mr. Alexander received $3,125 in matching funds contributed by the Company to the 401(K) Plan.

(6) Mr. David received $62,500 pursuant to the Bankruptcy Court ordered Severance Program which provided certain benefits to all employees who remained with the Company during the course of the Bankruptcy Proceeding. In addition, Mr. David received $1,250 in matching funds contributed by the Company to the 401(K) Plan.

(7) Mr. Devlin received $90,000 pursuant to the Bankruptcy Court ordered Severance Program which provided certain benefits to all employees who remained with the Company during the course of the Bankruptcy Proceeding.

(8) Mr. Lueders received $60,000 pursuant to the Bankruptcy Court ordered Severance Program which provided certain benefits to all employees who remained with the Company during the course of the Bankruptcy Proceeding.

(9) Ms. Rutledge received $57,500 pursuant to the Bankruptcy Court ordered Severance Program which provided certain benefits to all employees who remained with the Company during the course of the Bankruptcy Proceeding. In addition, Ms. Rutledge received $1,437 in matching funds contributed by the Company to the 401(K) Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     There were no options granted by the Company to its Chief Executive Officer and the next four most highly compensated executive officers during 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

     All of the Company's outstanding stock options and warrants were cancelled pursuant to confirmation of the Joint Plan of Reorganization, and therefore the table on aggregated option exercises in last fiscal year and year-end option values has been omitted.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

     The Company does not have any long-term incentive plans or defined benefit or actuarial plans. Therefore, the tables on long-term incentive plan awards and pension plans are omitted.

401(K) SAVINGS PLAN

     The Company has an employee savings plan qualified under Section 401 of the United States Internal Revenue Code of 1986, as amended (the "401(K) Plan"). In October 2000, the Company's 401(K) Plan was amended to provide for the Company to make discretionary matching contributions equal to a maximum of up to 5% of each eligible employees' contribution up to $10,000.

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

     The Company suspended the 423(b) Plan during the Bankruptcy Proceeding, and during 2000 no employees participated in the Company's Stock Purchase Plan.

COMPENSATION OF DIRECTORS

     The Company compensates non-employee Board of Directors members in the amount of $1,000 for each official Board of Directors' meeting and $500 for each Board of Directors' committee meeting unless such committee meeting is held at the time of, or in conjunction with, an official Board of Directors' meeting. Members of the audit committee receive $15,000 annually for serving on this committee. In addition, members of the Board of Directors have been granted stock options in past years. However, no stock options were granted to directors during 1999 or 2000, and with confirmation of the Joint Plan, all such stock options and warrants were cancelled.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Employment Contracts. All employment and/or change of control agreements were cancelled pursuant to confirmation of the Company's Joint Plan of Reorganization. Currently, no employees of the Company have change of control or employment contracts.

     Severance Policy. Pursuant to an Order of the Bankruptcy Court dated September 7, 1999, a Court ordered Severance Program was put into effect for all employees of the Company. The Severance Program provided for contingent payments as follows: (a) a "stay-pay" component payable on the earlier of an employees termination without cause; the closing of a sale of substantially all the Company's assets or the confirmation of a Plan of Reorganization; and (b) a "severance" component, whereby upon termination any employee who did not obtain new employment, or is not offered a permanent job in Dallas, Texas for a period of at least one year at the same pay and benefits provided by the Company, shall be entitled to certain severance benefits. No severance payments were made or were required to be made under the severance program pursuant to confirmation of the Joint Plan. The Order also provided that any employee who participates in the Severance Program waives and releases any and all claims arising from any current Employment Agreement with the Company. Effective October 1, 1999, each of Ms. Rutledge, Mr. Devlin and Mr. Lueders agreed to participate in the Severance Program and void their Employment Agreements; provided that all benefits described in the Severance Program are paid to each, respectively, as prescribed. All such benefits were paid as prescribed, and there are no remaining obligations under the Employment Agreements.

REPORT ON REPRICING OF OPTIONS/SARS

     All outstanding stock options and warrants were cancelled pursuant to confirmation of the Joint Plan in August 2000. Prior to cancellation, no adjustments had been made to the exercise price of any options. The Company has never issued any SARs.

AUDIT COMMITTEE, COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors acted en banc on all matters during the duration of the Bankruptcy Proceeding. However, with the Company's emergence from Bankruptcy, a Compensation Committee was formed in August 2000, consisting of Robert J. Mitchell, Martin L. Hirsch and Bob G. Alexander. In addition, an Audit Committee was formed and an Audit Committee Charter was ratified and adopted in November 2000. The Audit Committee consists of Robert H. Kite, Jack
G. Wasserman and such other individual(s) as may be designated by the Board of Directors. The Audit Committee was formed in accordance with the recent rules and regulations promulgated by the United States Securities and Exchange Commission and the NASDAQ, which have been adopted by the Company.

     The Board of Directors held seven regular and special meetings during the year ended December 31, 2000. The Audit Committee held one regular meeting during 2000. The Compensation Committee did not hold any meetings during 2000.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee advises the Company's Board of Directors and management concerning compensation for its executive officers. The Compensation Committee assumes responsibility for all matters relating to compensation; provided that directors who are executive officers or employees of the Company shall abstain from all matters in which they have a vested interest. Compensation for executive officers is based on the principle that compensation must be competitive to enable the Company to motivate, attract and retain highly qualified and talented employees to lead and grow the Company's business and, at the same time, provide rewards which are closely linked to the Company's and the individual's performance.

     The Compensation Committee considers management skills, long term performance, operating results, unusual accomplishments as well as economic conditions and other external events that affect the Company's operations.

     In addition to salaries, bonuses, stock options or other incentives are considered once annually based on performance, length of service or other noted accomplishments in helping to increase the performance, reserves and/or cash flows of the Company. Options were previously granted under the National Energy Group, Inc., 1996 Incentive Compensation Plan which has been terminated as a result of the Joint Plan.

     With respect to Mr. Alexander's base compensation, the Board of Directors recognized that the growth and performance of the Company is dependent on the efforts and results of its executive officers and in particular its Chief Executive Officer. Mr. Alexander's base salary was determined to reflect his increased responsibilities to the Company during the Company's period of financial instability which eventually culminated in confirmation of the Joint Plan and emergence from Bankruptcy Proceeding.

CORPORATE PERFORMANCE

     The following graph shows a five year comparison of cumulative total stockholder returns for the Company, the NASDAQ Market Index (the "Broad Market") and an index of peer companies in the oil and gas industry selected by the Company (the "Peer Group").

                              [PERFORMANCE GRAPH]

--------------------------------------------------------------------------------
                        1995      1996      1997      1998      1999      2000
--------------------------------------------------------------------------------
 National Energy
  Group                $100.00   $98.20    $116.06   $ 6.57    $ 1.00    $  6.63
 NASDAQ US             $100.00   $123.04   $150.69   $212.51   $394.92   $237.62
 Peer Group            $100.00   $157.38   $162.56   $50.87    $30.16    $116.83

                    Assumes $100 Invested On January 1, 1996
                          Assumes Dividend Reinvested
                      Fiscal Year Ending December 31, 2000

     The total cumulative return in investment (change in the year end stock price plus reinvested dividends) for each of the years for the Company, the NASDAQ Market Index and the Peer Group is based on the stock price or composite index beginning at the end of the calendar year 1996. The Company has never paid dividends on the Company's Common Stock.

     The Peer Group Index, is a diversified group of independent oil and gas companies comprised of Abraxas Petroleum, C.P. N.V.; Coho Energy, Inc.; Comstock Resources, Inc.; Panaco, Inc.; and Petrocorp, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth, to the best knowledge of the Company, information as to the ownership of the Company's Common Stock and all series of Preferred Stock held by (i) each person or entity who owns of record or who is known by the Company to own beneficially 5% or more of the outstanding shares of such stock, (ii) directors, and (iii) all directors and officers as a group, as of April 9, 2001. Except as otherwise indicated, ownership of shares by the persons named below includes sole voting and investment power held by such persons.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth as of April 9, 2001, the individuals or entities known to the Company to own more than 5% of the Company's outstanding shares of capital stock.

NAME AND ADDRESS                                                         NUMBER       PERCENT
OF BENEFICIAL OWNER                                    TITLE OF CLASS   OF SHARES   OF CLASS(1)
-------------------                                    --------------   ---------   -----------
Carl C. Icahn........................................  Common Stock     5,584,044(2)   49.9%
  767 Fifth Avenue
  47th Floor
  New York, NY 10153

---------------

(1) Based upon the 11,190,650 shares of Common Stock that were outstanding on April 9, 2001. For each person or group, the percentages are calculated on the basis of the amount of outstanding securities of the particular class plus any securities that such person or group has the right to acquire within 60 days of April 9, 2001 pursuant to options, warrants, conversion privileges or other rights.

(2) Arnos Corporation is the record owner of 4,656,889 of these shares which represent additional shares purchased pursuant to the Joint Plan. Icahn & Company is the record owner of 509,900 of these shares which represent those shares held prior to confirmation of the Joint Plan and prior to the Reverse Stock Split. High River Limited Partnership is the record owner of 417,255 of these shares which represent shares received from the conversion of the Series D preferred stock pursuant to the Joint Plan. Mr. Icahn, by virtue of his relationships to Arnos, Icahn & Associates and High River, may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Exchange Act) these shares. Mr. Icahn disclaims beneficial ownership of such shares for all other purposes. Mr. Robert Mitchell, Mr. Russell Glass and Mr. Martin Hirsch, directors of the Company and affiliates of Arnos, Icahn & Associates and High River, disclaim any beneficial ownership of these shares.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of the Company's capital stock as April 9, 2001 by each of the Company's present directors and executive officers and certain other parties, and the directors and executive officers of the Company as a group, all as reported by each such person as of April 9, 2001.

NAME AND ADDRESS OF                                                  NUMBER
BENEFICIAL OWNER                                  TITLE OF CLASS    OF SHARES      % OF CLASS(1)
-------------------                               --------------    ---------      -------------
Bob G. Alexander................................  Common Stock        57,000(2)              (16)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
Robert H. Kite..................................  Common Stock        84,262(3)              (16)
  6910 East Fifth Street
  Scottsdale, AZ 85251

NAME AND ADDRESS OF                                                  NUMBER
BENEFICIAL OWNER                                  TITLE OF CLASS    OF SHARES      % OF CLASS(1)
-------------------                               --------------    ---------      -------------
Jim L. David....................................  Common Stock        58,270(4)              (16)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
R. Kent Lueders.................................  Common Stock        43,572(5)              (16)
  4925 Greenville Avenue
  Suite 1400
  Dallas, Texas 75206
Philip D. Devlin................................  Common Stock        15,209(6)              (16)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
Rick L. Kirby...................................  Common Stock        14,864(7)              (16)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
Melissa H. Rutledge.............................  Common Stock         1,428(8)              (16)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
Lori K. Mauk....................................  Common Stock           276(9)              (16)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
Robert J. Mitchell..............................  Common Stock            --(10)             (16)
  767 Fifth Avenue
  New York, NY 10153
Jack G. Wasserman...............................  Common Stock            --(11)             (16)
  111 Broadway
  New York, NY 10006
Russell D. Glass................................  Common Stock            --(12)             (16)
  767 Fifth Avenue
  New York, NY 10153
Martin Hirsch...................................  Common Stock            --(13)             (16)
  767 Fifth Avenue
  New York, NY 10153
James M. Price..................................  Common Stock            --(14)             (16)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
David V. Rigsby.................................  Common Stock            --(15)             (16)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
All officers and directors as a group (14
  people).......................................  Common Stock       274,881(17)          2.5%

---------------

 (1) As of April 9, 2001 there were 11,190,650 shares of the Company's common stock outstanding. All stock options and warrants were cancelled pursuant to the Joint Plan.

 (2) Shares held directly by Mr. Alexander.

 (3) Robert H. Kite is Chief Operating Officer and a 33.0% beneficial owner of KFT, Ltd. and may be deemed to be the beneficial owner of shares held by KFT, Ltd. KFT, Ltd. holds 59,285 shares and Mr. Kite holds 24,977 shares directly.

 (4) Shares held directly by Mr. David.

 (5) Shares held directly by Mr. Lueders.

 (6) Shares held directly by Mr. Devlin.

 (7) Shares held directly by Mr. Kirby.

 (8) Shares held directly by Ms. Rutledge.

 (9) Shares held directly by Ms. Mauk.

(10) Mr. Mitchell holds no stock or options of the Company and disclaims beneficial ownership of any stock attributable to Arnos or High River.

(11) Mr. Wasserman holds no stock or options of the Company.

(12) Mr. Glass holds no stock or options of the Company and disclaims beneficial ownership of any stock attributable to Arnos or High River.

(13) Mr. Hirsch holds no stock or options of the Company and disclaims beneficial ownership of any stock attributable to Arnos or High River.

(14) Mr. Price holds no stock or options of the Company.

(15) Mr. Rigsby holds no stock or options of the Company.

(16) Less than one percent.

(17) Includes a total of 274,881 shares held directly by the executive officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into an agreement in 1997 (the "IAC Agreement") with Icahn Associates Corp. ("IAC"), an affiliate of Mr. Carl C. Icahn, who is a beneficial owner of more than 5% of the Company's Common Stock. Pursuant to the IAC Agreement, IAC committed and subsequently spent $10 million to participate for specified interests in each of the prospects generated or acquired by the Company through September 30, 1998. Each party is entitled to certain rights of first refusal in the event that the other party decides to sell all or part of its participation interest in a prospect in which both parties are participating. As partial consideration for IAC's obligations under the participation agreement, the Company also granted Gascon Partners, an affiliate of IAC, certain warrants, to purchase 300,000 shares of Common Stock. These warrants were cancelled pursuant to the Joint Plan.

     Effective December 22, 1998, the Company's credit facility and related $25 million outstanding balance was assigned jointly by Bank One Texas, N.A. and Credit Lyonnais New York Branch Bank to Arnos Corp., an affiliate of Mr. Carl C. Icahn. During 2000 the Company has paid fees and interest associated with the credit facility in the amount of $2.4 million. In December 2000, an affiliated company of IAC purchased the credit facility from Arnos and subsequently contributed the credit facility to High Coast, also an affiliate of IAC and Mr. Icahn. In January 2001, the Company paid the $25 million outstanding under the credit facility. The credit facility will remain in place under existing terms until new terms are agreed upon between the Company and High Coast.

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

        1. Financial Statements: See Index to Financial Statements and Financial Statement Schedules on page F-1 of this report.

        2. Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedules on page F-1 of this report.

        3. Exhibits: The following documents are filed as exhibits to this report:

              2.1    Debtors Joint Plan of Reorganization under Chapter 11 of the
                     Bankruptcy Code dated May 12, 2000(12)
              2.2    Debtor's and Official Committee of Unsecured Creditors'
                     Joint Disclosure Statement under Section 1125 of the
                     Bankruptcy Code Regarding the Debtor's and Official
                     Committee of Unsecured Creditors' Joint Plan of
                     Reorganization under Chapter 11 of the Bankruptcy Code, dated May 12, 2000(12)
              3.1 Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(13)
              3.2    By-laws of the Company(2)
              4.1    Indenture dated as of November 1, 1996, among the Company,
                     National Energy Group of Oklahoma, Inc. (the "Guarantor"), formerly NEG-OK, and Bank One, Columbus, N.A.(3)
              4.2    Indenture dated August 21, 1997, among the Company and Bank
                     One, N.A.(9)
              4.3    Instrument of Resignation, Appointment and Acceptance, dated
                     October 23, 1998, between the Company, Bank One, N.A. and
                     Norwest Bank Minnesota, N.A.(11)
              10.1 Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and Transportation Inc. and the predecessor contract, the Crude Oil Purchase Contract, dated November 12, 1991, between Sunnybrook Transmission,
                     Inc. and TriSearch Inc.(4)
              10.2   National Energy Group, Inc. 1996 Incentive Compensation
                     Plan(7)
              10.3   National Energy Group, Inc. Employee Stock Purchase Plan(8)
              10.4   National Energy Group, Inc. Employee Severance Policy(11)
              10.5 Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and the Company, NEG-OK and Boomer Marketing Corporation
                     ("Boomer")(1)
              10.6   $50,000,000 Revolving Note dated August 29, 1996 payable to
                     Bank One(1)
              10.7   $50,000,000 Revolving Note dated August 29, 1996 payable to
                     Credit Lyonnais(1)
              10.8   Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                     Bank One, Texas, N.A.(11)
              10.9   Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                     Credit Lyonnais New York Branch(11)
              10.10 Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(1)
              10.11 Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(1)
              10.12 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(1)

              10.13 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(1)
              10.14  First Amendment to Restated Loan Agreement dated October 31,
                     1996 among Bank One and Credit Lyonnais and the Company,
                     Guarantor and Boomer(5)
              10.15  Second Amendment to Restated Loan Agreement dated October
                     31, 1996, among Bank One and Credit Lyonnais and the
                     Company, Guarantor and Boomer(6)
              10.16  Third Amendment to Restated Loan Agreement dated October 31,
                     1996, among Bank One and Credit Lyonnais and the Company,
                     Guarantor and Boomer(6)
              10.17  Fourth Amendment to Restated Loan Agreement dated October
                     31, 1996, among Bank One and Credit Lyonnais and the
                     Company, Guarantor and Boomer(10)
              10.18 Multi-State Assignment Agreement dated December 22, 1998 between Bank One, Texas, N.A., Credit Lyonnais New York
                     Branch and Arnos Corp.(11)
              10.19  Multi-State Assignment Agreement, LaFourche Parish,
                     Louisiana, dated December 22, 1998, between Bank One, Texas,
                     N.A., Credit Lyonnais New York Branch and Arnos Corp.(11)
              10.20  Multi-State Assignment Agreement, Iberville Parish,
                     Louisiana, dated December 22, 1998, between Bank One, Texas,
                     N.A., Credit Lyonnais New York Branch and Arnos Corp.(11)
              10.21 Oklahoma Assignment Agreement, dated December 22, 1998, between Bank One, Texas, N.A., Credit Lyonnais New York
                     Branch and Arnos Corp.(11)
              10.22 Crude Oil Swap agreement among Enron North America Corp. and the Company covering April 1, 2001 through December 31,
                     2001(14)
              10.23 Crude Oil Swap agreement among Enron North America Corp. and the Company covering January 1, 2002 through December 31,
                     2002(14)
              10.24 Crude Oil Swap agreement among Enron North America Corp. and the Company covering January 1, 2003 through December 31,
                     2003(14)
              10.25 Crude Oil Swap agreement among Enron North America Corp. and the Company covering January 1, 2004 through December 31,
                     2004(14)
              10.26  Natural Gas Swap agreement among Enron North America Corp.
                     and the Company covering April 1, 2001 through December 31,
                     2004(14)
              12.1   Computation of Ratio of Earnings to Fixed Charges(14)
              23.1   Consent of Ernst & Young LLP, Independent Auditors(14)
              23.2   Consent of Netherland Sewell & Associates, Inc., Independent
                     Engineers(14)
              24.1   Power of Attorney (included in signature pages to this Form
                     10-K)(14)

---------------

 (1) Incorporated by reference to the Company's Current Report on Form 8-K, dated August 29, 1996.

 (2) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-38331), dated April 23, 1991.

 (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

 (5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

 (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

 (7) Incorporated by reference to the Company's Schedule 14A filed April 25,
     1997.

 (8) Incorporated by reference to the Company's Form S-8 filed December 23,
     1997.

 (9) Incorporated by reference to the Company's Form S-4 (No. 333-38075), filed October 16, 1997.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(14) Filed herewith.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

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

     EBITDA -- Earnings (including interest income and excluding discontinued operations, extraordinary items, charges resulting from changes in accounting and significant nonrecurring revenues and expenses and reorganization items) before interest expense, income taxes, depletion, depreciation and amortization, and the provision for impairment of oil and natural gas properties. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. EBITDA information has been included in this document because EBITDA is a measure used by certain investors in determining historical ability to service indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles as an indicator of operating performance or liquidity.

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

                          NATIONAL ENERGY GROUP, INC.

                                      By: /s/ Bob G. Alexander                          April 17, 2001
                          -------------------------------------------------
                                          Bob G. Alexander
                                President and Chief Executive Officer

                                     By: /s/ Melissa H. Rutledge                        April 17, 2001
                          -------------------------------------------------
                                         Melissa H. Rutledge
                           Vice President, Principal Financial Officer and
                                             Controller

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on April 17, 2001.


            /s/ Bob G. Alexander                President, Chief Executive Officer and
---------------------------------------------     Director
              Bob G. Alexander

              /s/ Jim L. David                  Vice President, Exploration and Exploitation
---------------------------------------------     and Director
                Jim L. David

            /s/ Russell D. Glass                Director
---------------------------------------------
              Russell D. Glass

            /s/ Martin L. Hirsch                Director
---------------------------------------------
              Martin L. Hirsch

             /s/ Robert H. Kite                 Director
---------------------------------------------
               Robert H. Kite

           /s/ Robert J. Mitchell               Director
---------------------------------------------
             Robert J. Mitchell

            /s/ Jack G. Wasserman               Director
---------------------------------------------
              Jack G. Wasserman

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 1999, and
  2000......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999, and 2000.........................  F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999, and 2000.........................  F-5
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1998, 1999, and 2000.....  F-6
Notes to Consolidated Financial Statements..................  F-7

FINANCIAL STATEMENT SCHEDULES

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National Energy Group, Inc.

     We have audited the accompanying consolidated balance sheets of National Energy Group, Inc., as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Energy Group, Inc., at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            /s/ ERNST & YOUNG LLP

Dallas, Texas
April 16, 2001

                          NATIONAL ENERGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1999            2000
                                                              -------------   -------------
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................  $  29,216,751   $  43,327,755
  Marketable securities.....................................        342,937              --
  Accounts receivable -- oil and natural gas sales..........      5,057,904       7,516,321
  Accounts receivable -- joint interest and other...........        490,339         530,962
  Other.....................................................      1,411,783       2,495,411
                                                              -------------   -------------
          Total current assets..............................     36,519,714      53,870,449
Oil and natural gas properties, at cost (full cost method):
  Subject to ceiling limitation.............................    327,330,494     340,509,044
  Accumulated depreciation, depletion, and amortization.....   (266,282,860)   (276,731,307)
                                                              -------------   -------------
  Net oil and natural gas properties........................     61,047,634      63,777,737
Other property and equipment................................      2,495,606       2,742,689
Accumulated depreciation....................................     (1,361,349)     (1,835,708)
                                                              -------------   -------------
  Net other property and equipment..........................      1,134,257         906,981
Other assets and deferred charges, net......................      1,656,521          98,996
                                                              -------------   -------------
          Total assets......................................  $ 100,358,126   $ 118,654,163
                                                              =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable -- trade.................................  $   4,437,802   $   2,572,872
  Accounts payable -- trade (subject to compromise).........      2,154,158              --
  Accounts payable -- revenue...............................      2,545,610       3,482,005
  Accounts payable -- revenue (subject to compromise).......      2,879,469              --
  Accrued interest on senior notes..........................             --       2,961,018
  Accrued interest on senior notes (subject to
     compromise)............................................     10,537,601              --
  Borrowings under credit facility..........................     25,000,000      25,000,000
  Other.....................................................         23,341          19,605
                                                              -------------   -------------
          Total current liabilities.........................     47,577,981      34,035,500
Long term liabilities:
  Senior notes..............................................    165,000,000     165,000,000
  Long-term interest payable on senior notes................             --      45,822,147
  Gas balancing.............................................      1,098,039         967,201
  Gas prepayments (subject to compromise)...................      1,587,606              --
Commitments and contingencies
Stockholders' equity (deficit):
  Convertible preferred stock, $1.00 par:
     Authorized shares -- 1,000,000; Issued and outstanding
       shares -- 171,187 at December 31, 1999 and 0 at
       December 31, 2000
     Aggregate liquidation preference -- $17,118,700 at
       December 31, 1999 and 0 at December 31, 2000.........        171,187              --
  Common stock, $.01 par value:
     Authorized shares -- 100,000,000; Issued and
       outstanding shares -- 5,819,475 at December 31, 1999
       and 11,190,650 at December 31, 2000..................         58,195         111,907
  Additional paid-in capital................................    113,436,952     115,554,427
  Unrealized loss on marketable securities, net.............       (172,407)             --
  Accumulated deficit.......................................   (228,399,427)   (242,837,019)
                                                              -------------   -------------
     Total stockholders' equity (deficit)...................   (114,905,500)   (127,170,685)
                                                              -------------   -------------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 100,358,126   $ 118,654,163
                                                              =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1998           1999           2000
                                                     -------------   -----------   ------------
Revenues:
  Oil and natural gas sales........................  $  38,440,260   $39,300,183   $ 51,014,416
Costs and expenses:
  Lease operating..................................      8,589,663     6,101,334      5,671,697
  Oil and natural gas production taxes.............      2,503,616     2,095,221      2,888,468
  Depreciation, depletion and amortization.........     21,310,754    15,889,266     11,043,872
  Writedowns of oil and natural gas properties.....    148,400,000            --             --
  Restructuring charges............................      1,869,169            --             --
  General and administrative.......................      6,141,837     4,097,529      4,526,883
                                                     -------------   -----------   ------------
                                                       188,815,039    28,183,350     24,130,920
                                                     -------------   -----------   ------------
Operating income (loss)............................   (150,374,779)   11,116,833     26,883,496
Other income (expense):
  Interest expense.................................    (14,431,794)   (1,908,749)    (9,655,622)
  Interest income and other, net...................        292,242            --      1,671,092
                                                     -------------   -----------   ------------
Income (loss) before reorganization items and
  income taxes.....................................   (164,514,331)    9,208,084     18,898,966
Reorganization items:
  Professional fees and other......................             --    (4,726,587)    (1,354,015)
  Writeoff of unamortized debt premium and issuance
     costs, net....................................             --    (3,219,428)            --
  Interest earned on accumulating cash resulting
     from Chapter 11 proceedings...................             --       761,512      1,064,688
                                                     -------------   -----------   ------------
Income (loss) before income taxes..................   (164,514,331)    2,023,581     18,609,639
Provision for income taxes.........................             --            --             --
                                                     -------------   -----------   ------------
Income (loss) before extraordinary item............   (164,514,331)    2,023,581     18,609,639
Extraordinary loss on confirmation of Joint Plan...             --            --    (33,047,231)
                                                     -------------   -----------   ------------
Net income (loss)..................................   (164,514,331)    2,023,581    (14,437,592)
Preferred stock dividend requirements..............        628,380            --             --
                                                     -------------   -----------   ------------
Net income (loss) applicable to common
  shareholders.....................................  $(165,142,711)  $ 2,023,581   $(14,437,592)
                                                     =============   ===========   ============
Earnings per common share, basic and diluted
  Income (loss) before extraordinary item..........  $      (28.54)  $       .35   $       2.71
  Extraordinary loss on confirmation of Joint
     Plan..........................................             --            --          (4.81)
                                                     -------------   -----------   ------------
  Net income (loss) per common share...............  $      (28.54)  $       .35   $      (2.10)
                                                     =============   ===========   ============
Weighted average number of common shares
  outstanding......................................      5,785,702     5,819,475      6,875,640
                                                     =============   ===========   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1998           1999           2000
                                                     -------------   -----------   ------------
OPERATING ACTIVITIES
Income (loss) from operations......................  $(164,514,331)  $ 9,208,084   $ 18,898,966
Chapter 11 proceeding reorganization costs, net....             --    (3,965,075)      (289,327)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
Depreciation and depletion.........................     20,374,833    15,026,217     10,922,806
Writedowns of oil and natural gas properties.......    148,400,000            --             --
Amortization of loan costs and issuance premium....        777,804       704,937        121,066
Amortization of deferred compensation..............         42,366        59,260         41,682
Change in fair market value of derivative
  contract.........................................             --            --       (580,500)
Other..............................................        290,701      (121,647)        30,952
Changes in operating assets and liabilities:
  Accounts receivable..............................      8,581,932     1,392,085     (2,558,123)
  Other current assets.............................        194,926       640,568       (541,294)
  Accounts payable and accrued liabilities.........     (9,066,079)    4,768,533     (2,214,951)
                                                     -------------   -----------   ------------
  Net cash provided by operating activities........      5,082,152    27,712,962     23,831,277
                                                     -------------   -----------   ------------
INVESTING ACTIVITIES
Oil and natural gas acquisition, exploration, and
  development expenditures.........................    (51,999,775)   (3,785,889)   (14,089,999)
Purchases of other property and equipment..........       (687,613)           --       (247,084)
Proceeds from sale of marketable securities........             --            --        413,147
Proceeds from sales of oil and gas properties......         50,881     3,357,928      2,465,213
Other..............................................       (666,956)     (610,485)      (261,550)
                                                     -------------   -----------   ------------
  Net cash used in investing activities............    (53,303,463)   (1,038,446)   (11,720,273)
                                                     -------------   -----------   ------------
FINANCING ACTIVITIES
Proceeds from common stock issuance................             --            --      2,000,000
Proceeds from issuance of other long-term debt,
  net..............................................     30,000,000            --             --
Repayments of other long-term debt.................     (5,000,000)           --             --
Repayments of other long-term liabilities..........        (26,918)           --             --
Proceeds from exercise of stock options and
  warrants.........................................         93,750            --             --
Proceeds from employee stock purchase plan.........         56,420            --             --
Preferred stock dividends..........................       (314,185)           --             --
                                                     -------------   -----------   ------------
  Net cash provided by financing activities........     24,809,067            --      2,000,000
                                                     -------------   -----------   ------------
Increase (decrease) in cash and cash equivalents...    (23,412,244)   26,674,516     14,111,004
Cash and cash equivalents at beginning of period...     25,954,479     2,542,235     29,216,751
                                                     -------------   -----------   ------------
Cash and cash equivalents at end of period.........  $   2,542,235   $29,216,751   $ 43,327,755
                                                     =============   ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash..............................  $   9,940,420   $ 2,146,295   $  6,670,638
                                                     =============   ===========   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                 GAIN
                                                                                                                (LOSS)
                                                    CONVERTIBLE                                                   ON
                                                  PREFERRED STOCK          COMMON STOCK         ADDITIONAL    AVAILABLE
                                                --------------------   ---------------------     PAID-IN       FOR SALE
                                                 SHARES     AMOUNT       SHARES      AMOUNT      CAPITAL      SECURITIES
                                                --------   ---------   ----------   --------   ------------   ----------
Balance at December 31, 1997..................   171,187   $ 171,187    5,809,309   $ 58,093   $113,286,884   $ (28,594)
 Common stock issued upon exercise of options
   and warrants...............................        --          --        3,571         36         93,714          --
 Common stock issued under employee stock
   purchase plan..............................        --          --        6,595         66         56,354          --
 Preferred stock dividends....................        --          --           --         --             --          --
 Unrealized loss on marketable securities.....        --          --           --         --             --    (147,500)
 Net loss.....................................        --          --           --         --             --          --
                                                --------   ---------   ----------   --------   ------------   ---------
Balance at December 31, 1998..................   171,187     171,187    5,819,475     58,195    113,436,952    (176,094)
 Unrealized gain on marketable securities.....        --          --           --         --             --       3,687
 Net income...................................        --          --           --         --             --          --
                                                --------   ---------   ----------   --------   ------------   ---------
Balance at December 31, 1999..................   171,187     171,187    5,819,475     58,195    113,436,952    (172,407)
 Preferred stock conversion pursuant to
   confirmation of Joint Plan.................  (171,187)   (171,187)     714,286      7,143        164,044          --
 Common stock issued pursuant to confirmation
   of Joint Plan..............................        --          --    4,656,889     46,569      1,953,431          --
 Sale of marketable securities................        --          --           --         --             --     172,407
 Net income...................................                    --           --         --             --
                                                --------   ---------   ----------   --------   ------------   ---------
Balance at December 31, 2000..................        --   $      --   11,190,650   $111,907   $115,554,427   $      --
                                                ========   =========   ==========   ========   ============   =========


                                                                    TOTAL
                                                                STOCKHOLDERS'
                                                 ACCUMULATED       EQUITY
                                                   DEFICIT        (DEFICIT)
                                                -------------   -------------
Balance at December 31, 1997..................  $ (65,594,492)  $  47,893,078
 Common stock issued upon exercise of options
   and warrants...............................             --          93,750
 Common stock issued under employee stock
   purchase plan..............................             --          56,420
 Preferred stock dividends....................       (314,185)       (314,185)
 Unrealized loss on marketable securities.....             --        (147,500)
 Net loss.....................................   (164,514,331)   (164,514,331)
                                                -------------   -------------
Balance at December 31, 1998..................   (230,423,008)   (116,932,768)
 Unrealized gain on marketable securities.....             --           3,687
 Net income...................................      2,023,581       2,023,581
                                                -------------   -------------
Balance at December 31, 1999..................   (228,399,427)   (114,905,500)
 Preferred stock conversion pursuant to
   confirmation of Joint Plan.................             --              --
 Common stock issued pursuant to confirmation
   of Joint Plan..............................             --       2,000,000
 Sale of marketable securities................             --         172,407
 Net income...................................    (14,437,592)    (14,437,592)
                                                -------------   -------------
Balance at December 31, 2000..................  $(242,837,019)  $(127,170,685)
                                                =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1. BACKGROUND AND BANKRUPTCY FILING

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

     The Company is an independent energy company engaged in the acquisition, exploration, exploitation, development and production of oil and natural gas properties in major producing basins onshore in Texas, Louisiana, Oklahoma, and Arkansas.

     On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court") entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceeding"). On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the "Joint Plan") jointly proposed by the Company and the official committee of unsecured creditors. The Joint Plan became effective on August 4, 2000 (the "Effective Date") which allows the Company to conduct its business operations without Bankruptcy Court approval. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to implementation of the Joint Plan. The confirmed Joint Plan provided for (i) continuation of the Company's oil and gas operations, (ii) satisfaction of all allowed secured claims, including the credit facility with Arnos Corporation, an affiliate of the Company's former Series D preferred stockholder ("Arnos") (Note 4), (iii) cash payments to certain tort claimants who accepted the Joint Plan in an amount equal to 2.0% of such allowed claims or, alternatively, if rejected, an amount equal to 75% of the allowed claim as determined by the Bankruptcy Court, (iv) payment by Arnos to senior noteholders, in an amount equal to 56 1/2% of the face value of each note, less a pro-rata share of $1.0 million to fund a creditor's trust, plus a pro-rata share of any net recoveries from any potential litigation brought by the creditor's trust,
(v) cash payment to trade creditors in an amount equal to 75% of the allowed claim, plus a pro-rata share of any net recoveries from any potential litigation brought by the creditor's trust, (vi) conversion of all existing preferred stock into 714,286 shares of newly issued common stock of the reorganized Company,
(vii) retention of all existing common stock subject to cancellation and reissuance at a ratio of one share in the reorganized Company for every seven shares of existing common stock held (the "Reverse Stock Split"), (viii) cancellation of all existing options, warrants or other equity interests in the Company and (ix) amendment of the senior note indenture.

     As prescribed in the Joint Plan, the Company made payment to tort claimants and trade creditors for all nondisputed allowed claims and Arnos caused distribution of funds held in the registry of the Bankruptcy Court to be paid to the other senior noteholders. Certain other claims disputed by the Company were subsequently settled or adjudicated by the Bankruptcy Court. To date, no litigation has been commenced by the creditor's trust.

     Pursuant to the Joint Plan, Arnos and its affiliates are now the only holders of the Company's senior notes and High Coast, L.P., an affiliate of Arnos, is the current holder of the Company's credit facility (Note 4). The senior notes and the Company's credit facility shall remain outstanding and be paid either under the existing terms or under terms agreed upon between the Company, Arnos and High Coast. The Company retired the $25 million outstanding under the credit facility during January 2001.

     In accordance with the Joint Plan, the reorganized Company is to contribute all or substantially all of its operating properties to a limited liability company ("LLC"), in exchange for a 50% interest in such LLC and, as such, will become a holding company. Arnos, or other designated entity, will also contribute cash or other assets to this LLC in exchange for the remaining 50% equity interest in such LLC. Arnos, or other designated

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BANKRUPTCY FILING (CONTINUED)

entity, shall be the sole manager of the LLC. The timing of the contribution of the Company's properties is uncertain. The formation of the LLC will have no effect on any distribution to creditors or senior noteholders under the Joint Plan.

     During the fourth quarter of 2000, in compliance with the terms and conditions of the Joint Plan, the Company's stock transfer agent, Wells Fargo Bank Minnesota, N.A. ("Transfer Agent"), effected the Reverse Stock Split and commenced delivery of new stock certificates in the reorganized Company. The Transfer Agent also completed the cancellation and exchange of the Company's preferred stock for 714,286 newly issued common shares of the reorganized Company. Additionally, pursuant to the Joint Plan, Arnos paid the Company $2.0 million to purchase additional common stock such that, together with its affiliates, its ownership in the reorganized Company now equals approximately 49.9% of the newly issued and outstanding common stock.

     In connection with confirmation of the Joint Plan, the Company recorded an extraordinary gain on the discharge of indebtedness during the three months ended September 30, 2000 of approximately $11.3 million. This extraordinary gain was primarily composed of the reversal of interest accrued on the senior notes prior to the Bankruptcy Proceeding of approximately $10.5 million ("Prepetition Interest"). In accordance with Bankruptcy Court rules and regulations, the Company did not accrue interest on the senior notes during the Bankruptcy Proceeding ("Unaccrued Interest"). It was determined that reinstatement of the Prepetition Interest and the Unaccrued Interest is necessary and consistent with the Joint Plan. As a result, the Company has recognized Unaccrued Interest (including interest on Prepetition Interest and Unaccrued Interest) of $35.3 million and Prepetition Interest of $10.5 million as long-term interest payable in the accompanying balance sheet. The reinstatement of Unaccrued Interest has been recognized as an extraordinary loss in the accompanying statement of operations. The Company and Arnos have agreed this interest will not be due earlier than April 2003. Accordingly, interest will accrue on the revised obligation amount of $210.8 million pursuant to terms of the senior notes indenture. Arnos and the Company have agreed to redeem $21.2 million of senior note obligations (allocated between principal and interest) for $10.5 million in cash during the second quarter of 2001. In Note 13, the effect of this reinstatement on the results of operations for the quarter ended September 30, 2000 have been reflected.

     Substantially all of the requirements under the Joint Plan have been satisfied and all distributions have been made with the exception of payment of certain administrative claims awaiting Bankruptcy Court approval. As a result, the Company has successfully emerged from the Bankruptcy Proceeding and is operating its business in the ordinary course.

     The Company remains highly leveraged after confirmation of the Joint Plan. At December 31, 2000, the Company's ratio of total indebtedness to total capitalization was 217%. The Company's revenues, profitability and ability to repay its indebtedness and related interest charges are highly dependent upon prevailing prices for oil and natural gas. As the Company produces more natural gas than oil, it faces more risk related to fluctuations in natural gas prices. A sustained period of depressed oil and natural gas prices could have a material adverse effect on the Company's results of operations and financial condition.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying financial statements for periods during the Bankruptcy Proceeding have been presented in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). In accordance with SOP 90-7, no interest has been accrued on unsecured debt, no dividends on preferred stock have been accrued, unamortized premiums and debt issuance costs relating to unsecured debt were expensed during 1999, costs relating to the bankruptcy proceeding and interest earned on accumulating cash resulting from the bankruptcy proceeding have been reported as reorganization items in the accompanying statements of operations, and liabilities subject to compromise have been separately reported in the accompanying balance sheets.

Consolidation

     The consolidated financial statements include the accounts of the Company, and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

     Cash and cash equivalents may include demand deposits, short-term commercial paper, and/or money-market investments with maturities of three months or less when purchased. At December 31, 2000, all cash and cash equivalents were invested with Bank One, Texas, N.A.

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

     Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is required to be written off as a non-cash expense. During 1998, the net book value of the Company's oil and natural gas properties exceeded the ceiling limitation resulting in non-cash writedowns totaling $148.4 million. The Company did not incur ceiling limitation writedowns during 1999 or 2000. There can be no assurance that there will not be additional

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

     The Company has capitalized internal costs of $1.9 million, $814,476 and $558,629 for the years ended December 31, 1998, 1999, and 2000, respectively, as costs of oil and gas properties. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities based on the percentage of their time devoted to such activities. During the year ended December 31, 1998, the Company capitalized interest costs of $3.4 million related to its unproved oil and gas properties. The Company did not capitalize interest during 1999 or 2000.

     The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environment effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

     The Company's operations are subject to all of the risks inherent in oil and natural gas exploration, drilling and production. These hazards can result in substantial losses to the Company due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, or suspension of operations. The Company maintains insurance of various types customary in the industry to cover its operations and believes it is insured prudently against certain of these risks. In addition, the Company maintains operator's extra expense coverage that provides coverage for the care, custody and control of wells drilled by the Company. The Company's insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. As a prudent operator, the Company does maintain levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges. However, 100% coverage is not maintained. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. The Company believes that it operates in compliance with government regulations and in accordance with safety standards which meet or exceed industry standards.

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

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments

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

     The following is a summary of available-for-sale securities at December 31, 1999:

                                                        GROSS        GROSS      ESTIMATED
                                                      UNREALIZED   UNREALIZED     FAIR
                                             COST       GAINS        LOSSES       VALUE
                                           --------   ----------   ----------   ---------
Common stocks at December 31, 1999.......  $515,344      $--        $172,407    $342,937
                                           ========      ===        ========    ========

     The Company had no sales of marketable securities during 1998 or 1999. The Company sold its marketable securities during in 2000 for $413,147, recognizing a loss of $102,197. The Company's investment in marketable securities was comprised of securities of another independent oil and gas company.

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

     Allowances for bad debt totaled approximately $149,000 and $229,000 at December 31, 1999 and 2000, respectively. At December 31, 1999 and 2000, the carrying value of the Company's accounts receivable approximates fair value.

Natural Gas Production Imbalances

     The Company accounts for natural gas production imbalances using the sales method, whereby the Company recognizes revenue on all natural gas sold to its customers notwithstanding the fact that its ownership may be less than 100% of the natural gas sold. Liabilities are recorded by the Company for imbalances greater than the Company's proportionate share of remaining estimated natural gas reserves.

Stock Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), an interpretation of APB 25. FIN 44, which was adopted prospectively by the Company as of July 1, 2000, requires certain changes to the previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application. The adoption of FIN 44 did not have a significant effect on the Company's existing accounting for its employee stock options.

Earnings (Loss) Per Share

     Earnings (loss) per share is computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share. Basic earnings per share data is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. Shares issuable upon exercise of options and warrants are included in the computation of diluted earnings per common and common equivalent share to the extent that they are dilutive. Diluted earnings per share computations also assume the conversion of the Company's preferred stock (Note 7) if such conversion has a dilutive effect. For the years ended December 31, 1998, 1999, and for 2000, periods prior to the confirmation of the Joint Plan, neither the options and warrants nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, both basic and diluted loss per share calculations for such periods are based on the weighted average number of common shares outstanding during each year.

Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For 1998, 1999 and 2000, the differences between the Company's net earnings and total comprehensive income were not material, consisting solely of unrealized gains and losses on the Company's available for sale marketable securities.

Derivatives

     From time to time, the Company utilizes certain derivative financial instruments to control risk related to future oil and natural gas prices. On September 7, 2000, the Company entered into a six month no-cost commodity price collar (Note 9). In connection with entering into the contract, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which requires the Company to recognize all derivatives on the balance sheet at fair value. Prior to adoption of SFAS No. 133, gains and losses arising from the use of derivative instruments were deferred until realized.

     The Company estimates fair value based on quotes obtained from the counterparties to the derivative contracts. The Company recognizes the fair value of derivative contracts that expire in less than one year as current assets or liabilities. Those that expire in more than one year are recognized as long term assets or liabilities. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in fair value are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company did not designate the collar entered into on September 7, 2000 as a hedge.

     Gains and losses from settlements of derivative contracts are reported as a component of oil and natural gas sales. Changes in the fair value of derivative contracts prior to settlement are reported as a component of other income.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS AND DISPOSALS

     In December 1999, the Company sold its interest at an oil and gas auction in 142 non-strategic and non-producing oil and gas properties to various purchasers. Net proceeds from this sale approximated $3.0 million. The sale of these properties did not have a significant impact on the Company's results of operations for 1999.

     In September 2000, the Company sold its interest in the Mustang Island areas producing and non-producing leases, along with the associated facilities and platforms for $.4 million and retained a right to take a 10% proportionately reduced working interest in the first exploration well drilled. The sale of this property did not have a significant impact on the Company's results of operations for 2000.

     In October 2000, the Company sold its interest at an oil and gas auction in 39 non-strategic oil and gas properties to various purchasers. Net proceeds from this sale approximated $1.4 million.

     The Company owned 100% of the Shell Bayou Sorrel field which is adjacent to the East Bayou Sorrel area. This field was discovered by Shell Oil Company in 1954. The Shell Bayou Sorrel field was determined to be a nonstrategic property by the Company and in January 2001, the Company sold all the wells in this field for $.75 million in cash.

     In the first quarter of 2001, the Company purchased additional working interests in the Goldsmith Adobe Unit, for approximately $2.3 million. The Company now owns an approximate 99.9% working interest in this property.

4. CREDIT FACILITIES

     The Company has an outstanding credit facility with High Coast L.P., an affiliate of Arnos, with a borrowing base of $25 million. The Company had $25 million outstanding under the credit facility at December 31, 1999 and 2000. The credit facility is secured by liens granted by the Company on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and natural gas properties. The credit facility requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth.

     The credit facility contains other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as a result of the payment thereof.

     At December 31, 1999, the Company was in violation of the minimum interest coverage ratio and current ratio covenants under the credit facility and as a result classified the borrowings as a current liability. The Company was in compliance with the covenants at December 31, 2000, but classified the amount outstanding as current since the credit facility matured on August 29, 2000. The Company retired the $25 million in borrowings under the credit facility outstanding at December 31, 2000 in January 2001. Although there are no current borrowings, the credit facility will remain outstanding under existing terms until new terms are agreed upon between the Company and High Coast L.P.

     At December 31, 2000, the fair value of borrowings under the credit facility approximates the carrying value of the liability, as interest on borrowings under the facility accrues at variable rates based on prime rates.

5. 10 3/4 SENIOR NOTES DUE 2006

     In 1996, the Company issued $100 million aggregate principal amount of unregistered Series A 10 3/4% Senior Notes due 2006 which were exchanged in 1997 for registered Series B 10 3/4% Senior Notes due 2006 with substantially identical terms. Collectively, the Series A Notes and Series B Notes are referred to as

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. 10 3/4 SENIOR NOTES DUE 2006 (CONTINUED)

the Series A/B Notes." In August 1997, the Company issued $65.0 million aggregate principal amount of its unregistered Series C 10 3/4% Senior Notes. In December 1997, the Company exchanged substantially all of the Series A/B Notes and all of the Series C Notes for registered Series D 10 3/4% Senior Notes due 2006. The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Upon confirmation of the Joint Plan, the senior notes are held in their entirety by Arnos and its affiliates. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Senior Notes (the "Indenture"), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

     The Indenture contains certain covenants limiting the Company with respect to the following: (i) asset sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries;
(viii) mergers and consolidations; and (ix) transactions with affiliates.

     On December 4, 1998, certain holders of the Senior Notes filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (Note 1). Accrual of interest on the Senior Notes was discontinued during the Bankruptcy Proceeding. Approximately $10.5 million and $17.7 million additional interest expense would have been recognized by the Company during 2000 and 1999, respectively, if not for the discontinuation of the interest accrual. In connection with the Joint Plan, Unaccrued Interest (including compounding interest) totalling approximately $35.3 million was reinstated (Note 1).

     During 1999, the Company wrote off the remaining $3.2 million of unamortized issuance premiums and deferred debt issuance costs associated with the senior notes in accordance with the provisions of SOP 90-7.

     The Company is unable to determine the fair value of the senior notes at December 31, 2000 due to a lack of available market quotations.

6. COMMITMENTS AND CONTINGENCIES

     The Company leases office space under an operating lease. Rental expense charged to operations was approximately $364,000, $449,000 and $500,000 during the years ended December 31, 1998, 1999 and 2000, respectively. Minimum lease payments under future operating lease commitments at December 31, 2000, are as follows:

2001........................................................  $  487,442
2002........................................................     487,442
2003........................................................     549,934
2004........................................................     549,934
2005........................................................     549,934
Thereafter..................................................   1,099,868

     The Company is not a party to any material pending legal proceedings. The Company's Joint Plan became effective August 4, 2000, at which time the Company emerged from bankruptcy with the authority to conduct its business operations without Bankruptcy Court approval. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to implementation of the Joint Plan.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS' EQUITY

Preferred Stock

     At December 31, 1999, the Company had authorized 330,000 shares of $1.00 par value convertible preferred stock designated in four series B through E:

                                     SERIES B        SERIES C      SERIES D      SERIES E
                                   -------------   ------------   -----------   -----------
Number of authorized shares......        100,000         80,000       100,000        50,000
Number of shares issued and
  outstanding:
  December 31, 1998..............         38,687         23,000       100,000         9,500
  December 31, 1999..............         38,687         23,000       100,000         9,500
  December 31, 2000..............             --             --            --            --
Conversion price per common
  share..........................         $1.625          $2.00         $2.25         $2.25
Liquidation preference value per
  share..........................        $100.00        $100.00       $100.00       $100.00
Dividend rights (stayed during                       10 1/2%
  the Chapter 11 proceeding).....   10% payable      payable      Participation Participation
                                   semi-annually   semi-annually  with common   with common
                                   (cumulative)    (cumulative)   stock         stock

     The preferred stock series had certain liquidation and dividend preferences over the Company's common stock, and certain rights relating to the approval of corporate actions and appointment of members to the Company's Board of Directors.

     In connection with the Joint Plan, all of the Company's preferred stock issuances were converted into 714,286 shares of newly issued common stock of the reorganized Company. Accordingly, no shares of preferred stock are outstanding as of December 31, 2000.

Common Stock

     Holders of common stock are entitled to one vote for each share held of record on all matters voted on by stockholders. The shares of the common stock do not have cumulative voting rights, which means that the holders of more than 50% of the shares of the common stock voting for the election of the directors can elect all of the directors to be elected by holders of the common stock, in which event the holders of the remaining shares of common stock will not be able to elect any director. Upon any liquidation, dissolution, or winding-up of the affairs of the Company, holders of the common stock would be entitled to receive, pro rata, all of the assets of the Company available for distribution to stockholders, after payment of any liquidation preference of any Preferred Stock that may be issued and outstanding at the time. Holders of the common stock have no subscription, redemption, sinking fund, or preemptive rights. The Company has never paid cash dividends on its common stock and does not expect to declare cash dividends in the foreseeable future.

     Under terms of the Joint Plan, each holder of common stock received one share of stock in the reorganized Company for every seven shares cancelled as a result of the reorganization. The new certificates were issued pursuant to a registration exemption under Section 1145 of the United States Bankruptcy Code and include a restrictive legend mandated by the Joint Plan which prohibits transactions in the Company's common stock by anyone who is or will become, as a result of any such transaction, a "5 percent shareholder" within the meaning of
Section 382 of the Internal Revenue Code. All information relating to shares of common stock for periods prior to confirmation of the Joint Plan have been restated to reflect the effects of this reverse stock split.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS' EQUITY (CONTINUED)

Warrants

     During 1996 and 1997, the Company issued an aggregate of approximately 2,846,000 warrants to purchase shares of the Company's common stock with exercise prices ranging form $2.07 to $4.09 per share. Approximately 2,450,000 warrants remaining outstanding were cancelled upon confirmation of the Joint Plan.

Stock Options

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1998, 1999, and 2000, follows:

                                1998                    1999                  2000
                       ----------------------   --------------------   -------------------
                                     WEIGHTED               WEIGHTED              WEIGHTED
                                     AVERAGE                AVERAGE               AVERAGE
                                     EXERCISE               EXERCISE              EXERCISE
                         OPTIONS      PRICE      OPTIONS     PRICE     OPTIONS     PRICE
                       -----------   --------   ---------   --------   --------   --------
Outstanding at
  beginning of
  year...............    3,072,201    $3.62     1,637,850    $3.40      649,500    $3.61
Granted..............      415,000     2.65            --       --           --       --
Exercised............      (25,000)    3.75            --       --           --       --
Canceled.............   (1,824,351)    3.58      (988,350)    3.27     (649,500)    3.61
                       -----------              ---------              --------
Outstanding at end of
  year...............    1,637,850    $3.40       649,500    $3.61           --    $  --
                       ===========              =========              ========
Exercisable at end of
  year...............    1,148,600    $3.45       613,250    $3.73           --    $  --
                       ===========              =========              ========
Weighted-average fair
  value of options
  granted or assumed
  during the year....  $      1.11
                       ===========

     All outstanding stock options were cancelled pursuant to confirmation of the Joint Plan.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rates of 5.5%, a dividend yield of 0%, and volatility factors of .53. In addition, the fair value of these options was estimated based on an expected life of three to five years for options granted by the Company.

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

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS' EQUITY (CONTINUED)
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  1998           1999          2000
                                              -------------   ----------   ------------
Pro forma net income (loss).................  $(164,914,586)  $2,038,132   $(14,447,914)
                                              =============   ==========   ============
Pro forma net income (loss) per common
  share.....................................  $       (4.09)  $      .05   $      (2.10)
                                              =============   ==========   ============

Stock Purchase Plan

     During 1998, the Company's shareholders approved the Company's Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, employees can purchase the common stock of the Company at a specified price through payroll deductions during an offering period, currently established on a semi-annual basis. In June 1998, approximately 46,000 shares were issued to employees under the ESPP. During 1999 and 2000, no shares were issued to employees under the ESPP.

8. INCOME TAXES

     The (provision) benefit for U.S. federal income taxes attributable to continuing operations is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                   1998          1999          2000
                                               ------------   -----------   -----------
Current......................................  $ 12,705,906   $ 3,152,209   $ 2,577,452
Deferred.....................................   (12,705,906)   (3,152,209)   (2,577,452)
                                               ------------   -----------   -----------
                                               $         --   $        --   $        --
                                               ============   ===========   ===========

     The reconciliation of income taxes computed at the U.S. federal statutory tax rates to the benefit for income taxes on income from continuing operations is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                    1998         1999         2000
                                                ------------   ---------   -----------
Income tax benefit (expense) at statutory
  rate........................................  $ 57,580,016   $(708,167)  $(6,513,374)
Valuation allowance on deferred tax assets....   (57,560,222)    708,167     6,513,374
Other.........................................       (19,794)         --            --
                                                ------------   ---------   -----------
                                                $         --   $      --   $        --
                                                ============   =========   ===========

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (CONTINUED)
     The computation of the net deferred tax asset (liability) follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               1999           2000
                                                           ------------   ------------
Deferred tax assets (liabilities):
Property and equipment...................................  $ 32,427,965   $ 23,840,457
Net operating loss carryforwards.........................    31,262,503     44,248,294
Statutory depletion carryforwards........................     1,340,763      1,340,763
Other, net...............................................     1,085,538        620,533
                                                           ------------   ------------
                                                             66,116,769     70,050,047
Less valuation allowance.................................   (66,116,769)    70,050,047
                                                           ------------   ------------
                                                           $         --   $         --
                                                           ============   ============

     At December 31, 2000, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $126.4 million which begin expiring in 2001. Utilization of approximately $27.6 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue
Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. For federal income tax purposes, the Company also has statutory depletion carryforwards of $3.8 million, which do not expire.

9. NATURAL GAS HEDGING ACTIVITIES AND FORWARD SALES CONTRACTS

     While the use of derivative contracts can limit the downside risk of adverse price movements, it may also limit future gains from favorable movements. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity. Credit risk related to derivative activities is managed by requiring minimum credit standards for counterparties, periodic settlements, and mark to market valuations.

     On September 7, 2000, the Company entered into a six month no-cost commodity price collar with Torch Energy Marketing, Inc. ("TEMI") covering 1,500 barrels of oil a day from the effective date of October 1, 2000 through March 31, 2001 ("TEMI Hedge"). Based on terms of the TEMI Hedge, at the end of each month, if the actual average price, as defined, is less than the floor price, TEMI will pay the difference to the Company. If the actual average price is greater than the ceiling price, the Company will pay the difference to TEMI. No payments are required by either party when the actual average price is between the floor and ceiling. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. At December 31, 2000, the market price of oil was below the floor price of the TEMI Hedge and therefore a hedge asset of $580,500 was recorded on the balance sheet. The change in market value of the TEMI Hedge has been reflected in other income on the statement of operations for 2000. The fair value recorded may not be indicative of what will actually be realized. The outstanding hedge position at December 31, 2000 will settle within 90 days of year-end. The Company actually settled the January and February hedge positions for approximately $50,000.

     Subsequent to year end, the Company entered into derivative contracts with Enron North America Corp. (Note 14).

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RESTRUCTURING CHARGES

     Prior to the entry of the order establishing the Bankruptcy Proceeding, the Company recorded non-recurring restructuring charges of $1,869,169 related to severance and related costs resulting from restructuring of the Company's executive management team, and other personnel changes and costs associated with the Bankruptcy Proceeding. The components of the restructuring charges are as follows:

Severance...................................................   $1,401,537
Lease termination costs.....................................      154,946
Cost associated with Bankruptcy Proceeding..................      312,686
                                                               ----------
                                                               $1,869,169
                                                               ==========

11. CRUDE OIL AND NATURAL GAS PRODUCING ACTIVITIES

     Costs incurred in connection with the exploration acquisition, development, and exploitation of the Company's crude oil and natural gas properties for the years ended December 31, 1998, 1999, and 2000, are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1999         2000
                                                 -----------   ----------   -----------
Acquisitions of properties:
  Proved.......................................  $ 5,093,000   $       --   $        --
  Unproved.....................................           --           --            --
Exploration costs..............................    9,012,942           --     4,025,887
Development costs..............................   25,022,494    3,785,889     7,264,112
Depletion rate per Mcfe........................         1.06          .91           .88

     During 1998, the net book value of the Company's oil and natural gas properties exceeded the full cost ceiling resulting in writedowns of the oil and natural gas properties of $148.4 million. The Company did not incur ceiling limitation writedowns during 1999 or 2000. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

     Revenues from individual purchasers that exceed 10% of total crude oil and natural gas sales are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1998          1999          2000
                                                -----------   -----------   -----------
Plains Marketing and Transportation...........  $13,291,379   $18,203,851   $22,436,810
Crosstex Energy...............................    5,140,693            --     5,597,853
Aquila Energy Corp............................    5,897,799     4,298,281     7,727,339

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

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SUPPLEMENTARY CRUDE OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED) (CONTINUED)

U.S. economy, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic governmental regulations, legislation and policies.

     The Company has made, and will continue to make, ordinary course capital expenditures for the development, and exploitation of oil and natural gas reserves, subject to economic conditions. The Company has interests in crude oil and natural gas properties that are principally located onshore in Texas, Louisiana, Oklahoma, and Arkansas. The Company does not own or lease any crude oil and natural gas properties outside the United States.

     In 1998, estimates of the Company's future net recoverable crude oil, natural gas, and natural gas liquid reserves were prepared by the Company's in-house reserve engineers. In 1999 and 2000, such estimates were prepared by Netherland, Sewell & Associates, Inc. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.

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

     Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

                                                                           NATURAL GAS
                                                              CRUDE OIL     (THOUSAND
                                                              (BARRELS)    CUBIC FEET)
                                                              ----------   -----------
December 31, 1997...........................................   9,778,204   110,481,231
  Extensions and discoveries................................      74,000     1,857,000
  Revisions of previous estimates...........................  (4,346,951)  (24,279,454)
  Purchases of reserves in place............................  (1,238,379)  (11,254,797)
  Production................................................     347,000       438,000
                                                              ----------   -----------
December 31, 1998...........................................   4,613,874    77,241,980
  Sales of reserves in place................................    (125,228)   (3,165,588)
  Extensions and discoveries................................          --       623,000
  Revisions of previous estimates...........................   2,260,635    (2,537,069)
  Production................................................  (1,135,253)   (9,266,140)
                                                              ----------   -----------
December 31, 1999...........................................   5,614,028    62,896,183
                                                              ----------   -----------
  Sales of reserves in place................................    (429,041)   (4,614,202)
  Purchase of reserves in place.............................     255,998       275,147
  Extensions and discoveries................................      24,000     1,928,963
  Revisions of previous estimates...........................   1,108,496    10,613,028
  Production................................................    (798,711)   (7,080,968)
                                                              ----------   -----------
December 31, 2000...........................................   5,774,770    64,018,151
                                                              ==========   ===========
Proved developed reserves:
  December 31, 1998.........................................   4,187,831    67,039,255
  December 31, 1999.........................................   4,730,828    56,730,406
  December 31, 2000.........................................   4,866,957    57,320,408

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SUPPLEMENTARY CRUDE OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED) (CONTINUED)

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

     The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

                                                                 DECEMBER 31,
                                                         -----------------------------
                                                             1999            2000
                                                         -------------   -------------
Future cash inflows....................................  $ 282,297,800   $ 824,040,000
Future production and development costs................   (115,829,000)   (181,626,000)
Future income tax expenses.............................             --    (148,933,000)
                                                         -------------   -------------
Future net cash flows..................................    166,468,800     493,481,000
10% annual discount for estimated timing of cash
  flows................................................    (57,576,100)   (207,748,000)
                                                         -------------   -------------
Standardized measure of discounted future net cash
  flows................................................  $ 108,892,700   $ 285,733,000
                                                         =============   =============

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SUPPLEMENTARY CRUDE OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED) (CONTINUED)

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1998           1999           2000
                                             ------------   ------------   ------------
Sales and transfers of crude oil and
  natural gas produced, net of production
  costs....................................  $(27,705,832)  $(31,103,628)  $(42,454,251)
Net changes in prices and production
  costs....................................   (70,032,540)    40,307,593    222,214,763
Development costs incurred during the
  period and changes in estimated future
  development costs........................    16,451,276      9,938,121    (13,322,548)
Purchases of reserves in place.............     4,783,270             --      5,005,436
Sales of reserves in place.................            --     (5,122,521)   (11,091,847)
Extensions and discoveries, less related
  costs....................................     1,663,986        702,422     10,983,523
Revisions of previous quantity estimates...   (36,419,059)    12,049,069     73,724,762
Accretion of discount......................    16,175,055      7,587,748     10,889,270
Net change in income taxes.................     7,633,978             --    (78,138,335)
Changes in production rates (timing) and
  other....................................     1,576,794     (1,343,584)      (970,473)
                                             ------------   ------------   ------------
Net change.................................  $(85,873,072)  $ 33,015,220   $176,840,300
                                             ============   ============   ============

     During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The net weighted average prices of crude oil and natural gas at December 31, 1998, 1999, and 2000, used in the above table were $10.46, $24.97 and $25.95 per barrel of crude oil, respectively, and $2.06, $2.26 and $10.53 per thousand cubic feet of natural gas, respectively.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     In connection with confirmation of the Joint Plan, the Company recorded an extraordinary gain on the discharge of indebtedness during the three months ended September 30, 2000 of approximately $11.3 million. This extraordinary gain was primarily composed of the reversal of interest accrued on the senior notes prior to the Bankruptcy Proceeding of approximately $10.5 million ("Prepetition Interest"). In accordance with Bankruptcy Court rules and regulations, the Company did not accrue interest on the senior notes during the Bankruptcy Proceeding ("Unaccrued Interest"). It was determined that reinstatement of the Prepetition Interest and the Unaccrued Interest is necessary and consistent with the Joint Plan. As a result, the Company has recognized Unaccrued Interest (including interest on the Prepetition Interest and Unaccrued Interest) of $35.3 million and Prepetition Interest of $10.5 million as long-term interest payable in the accompanying balance sheet. The reinstatement of Unaccrued Interest has been recognized as an extraordinary loss in the accompanying statement of operations. The Company and Arnos have agreed this interest will not be due earlier than April 2003. Accordingly, interest will accrue on the revised obligation amount of $210.8 million pursuant to terms of the senior notes indenture. Arnos and the Company have agreed to redeem $21.2 million of senior note obligations (allocated between principal and interest) for $10.5 million in cash during the second quarter of 2001.

     The Company's operating results for each quarter of 1999 and 2000 are summarized below (in thousands, except per share data). The results for the quarter ended September 30, 2000 have been restated to reflect the reinstatement of interest noted above.

                                                                 THREE MONTHS ENDED
                                                   -----------------------------------------------
                                                   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                   --------   -------   ------------   -----------
YEAR ENDED DECEMBER 31, 1999:
  Total revenues.................................  $ 7,244    $ 9,346     $ 11,209       $11,501
                                                   =======    =======     ========       =======
  Operating income (loss)........................  $  (183)   $ 2,102     $  4,171       $ 5,027
                                                   =======    =======     ========       =======
  Net income (loss)..............................  $(1,156)   $ 1,266     $  3,167       $(1,253)
                                                   =======    =======     ========       =======
  Income (loss) per common share.................  $  (.21)   $   .21     $    .56       $  (.22)
                                                   =======    =======     ========       =======
  Production:
     Oil (Bbl)...................................      294        291          280           270
     Natural gas (Mcf)...........................    2,494      2,403        2,291         2,078
     Natural gas equivalent (Mcfe)...............    4,260      4,149        3,971         3,698
YEAR ENDED DECEMBER 31, 2000:
  Total revenues.................................  $10,721    $12,326     $ 13,895       $14,072
                                                   =======    =======     ========       =======
  Operating income...............................  $ 4,650    $ 6,106     $  7,869       $ 8,258
                                                   =======    =======     ========       =======
  Income before extraordinary item...............  $ 4,372    $ 5,512     $  4,601       $ 4,125
                                                   =======    =======     ========       =======
  Net income (loss)..............................  $ 4,372    $ 5,512     $(28,843)      $ 4,521
                                                   =======    =======     ========       =======
  Per common share:
     Income before extraordinary item............  $   .75    $   .94     $    .73       $   .43
     Extraordinary gain (loss) on confirmation of
       Joint Plan................................       --         --        (5.33)          .04
                                                   -------    -------     --------       -------
     Net Income..................................  $   .75    $   .94     $  (4.60)      $   .47
                                                   =======    =======     ========       =======
  Production:
     Oil (Bbl)...................................      219        218          203           159
     Natural gas (Mcf)...........................    1,882      1,829        1,758         1,612
     Natural gas equivalent (Mcfe)...............    3,198      3,135        2,976         2,564

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. QUARTERLY FINANCIAL RESULTS (UNAUDITED) (CONTINUED)

     The following provides a reconciliation of net income as reported in the Company's Form 10-Q for September 30, 2000 to the amount presented above (in thousands):

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2000     SEPTEMBER 30, 2000
                                                  ------------------     ------------------
Net income as previously reported...............       $ 15,898               $ 25,782
Reinstatement of:
  Prepetition Interest..........................        (10,538)               (10,538)
  Unaccrued Interest............................        (29,514)               (29,514)
  Additional Interest...........................         (4,689)(a)             (4,689)(a)
                                                       --------               --------
Net loss reported above.........................       $(28,843)              $(18,959)
                                                       ========               ========

---------------

(a) This represents interest accrued on the Prepetition Interest and Unaccrued Interest pursuant to terms of the senior notes indenture.

14. SUBSEQUENT EVENTS

     In February 2001, the Company entered into a six month no-cost crude oil collar with Enron North America Corp. ("Enron") covering 1,500 barrels of oil a day from the effective date of April 1, 2001 through September 30, 2001 ("Enron Collar"). The Enron Collar has a floor price of $26.00 per barrel and a ceiling price of $29.72 per barrel. At the end of each month, if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the Floor Price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the Ceiling Price, the Company will pay the difference to Enron. If the Floating Price is between the Floor Price and the Ceiling Price, payments are not required by either party. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. The Company did not designate the Enron Collar as a hedge. As a result, the gains and losses from settlement will be reported as a component of oil and natural gas sales. Changes in the fair value of the derivative contract prior to settlement will be reported as a component of other income.

     In March 2001, the Company entered into four crude oil Commodity Swap agreements with Enron. The first covers 10,094 barrels of oil per month from the effective date of April 1, 2001 though December 31, 2001 for a fixed price of $26.30 per barrel. The second covers 13,730 barrels of oil per month from the effective date of January 1, 2002 though December 31, 2002 for a fixed price of $24.10 per barrel. The third covers 11,800 barrels of oil per month from the effective date of January 1, 2003 though December 31, 2003 for a fixed price of $22.24 per barrel. The fourth covers 9,100 barrels of oil per month from the effective date of January 1, 2004 though December 31, 2004 for a fixed price of $21.69 per barrel. These four contracts are collectively referred to as the "Enron Swap Agreements." Based on the terms of the Enron Swap Agreements, at the end of each month, if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. The Company did not designate the Enron Swap Agreements as a hedge. As a result, the gains and losses from settlement will be reported as a component of oil and natural gas sales. Changes in the fair value of the derivative contract prior to settlement will be reported as a component of other income.

     In March 2001, the Company entered into a natural gas Commodity Swap agreement with Enron covering the period from the effective date of April 1, 2001 though December 31, 2004 (the "Enron Natural Gas Swap"). The Enron Natural Gas Swap covers 126,000 Mmbtu per month at a fixed price of $5.35 per

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SUBSEQUENT EVENTS (CONTINUED)

Mmbtu for April 1, 2000 through December 31, 2000, 125,000 Mmbtu per month at a fixed price of $4.69 per Mmbtu for January 1, 2002 through December 31, 2002, 116,000 Mmbtu per month at a fixed price of $4.21 per Mmbtu for January 1, 2003 through December 31, 2003 and 88,000 Mmbtu per month at a fixed price of $4.16 per Mmbtu for January 1, 2004 through December 31, 2004. Based on the terms of the Enron Natural Gas Swap, at the end of each month, if the Floating Price (defined as the average of the last three daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of natural gas shall not take place or be required of either party and all transactions will be cash settled. The Company did not designate the Enron Natural Gas Swap as a hedge. As a result, the gains and losses from settlement will be reported as a component of oil and natural gas sales. Changes in the fair value of the derivative contract prior to settlement will be reported as a component of other income.

     In connection with entry into these agreements, the Company paid a deposit of $6.5 million to Enron.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            Debtors Joint Plan of Reorganization under Chapter 11 of the
                         Bankruptcy Code dated May 12, 2000(12)
          2.2            Debtor's and Official Committee of Unsecured Creditors'
                         Joint Disclosure Statement under Section 1125 of the
                         Bankruptcy Code Regarding the Debtor's and Official
                         Committee of Unsecured Creditors' Joint Plan of
                         Reorganization under Chapter 11 of the Bankruptcy Code,
                         dated May 12, 2000(12)
          3.1            Restated Certificate of Incorporation filed with the
                         Secretary of State of Delaware on October 16, 2000(13)
          3.2            By-laws of the Company(2)
          4.1            Indenture dated as of November 1, 1996, among the Company,
                         National Energy Group of Oklahoma, Inc. (the "Guarantor"),
                         formerly NEG-OK, and Bank One, Columbus, N.A.(3)
          4.2            Indenture dated August 21, 1997, among the Company and Bank
                         One, N.A.(9)
          4.3            Instrument of Resignation, Appointment and Acceptance, dated
                         October 23, 1998, between the Company, Bank One, N.A. and
                         Norwest Bank Minnesota, N.A.(11)
         10.1            Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and Transportation Inc. and
                         the predecessor contract, the Crude Oil Purchase Contract, dated November 12, 1991, between Sunnybrook Transmission,
                         Inc. and TriSearch Inc.(4)
         10.2            National Energy Group, Inc. 1996 Incentive Compensation
                         Plan(7)
         10.3            National Energy Group, Inc. Employee Stock Purchase Plan(8)
         10.4            National Energy Group, Inc. Employee Severance Policy(11)
         10.5            Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and
                         the Company, NEG-OK and Boomer Marketing Corporation
                         ("Boomer")(1)
         10.6            $50,000,000 Revolving Note dated August 29, 1996 payable to
                         Bank One(1)
         10.7            $50,000,000 Revolving Note dated August 29, 1996 payable to
                         Credit Lyonnais(1)
         10.8            Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                         Bank One, Texas, N.A.(11)
         10.9            Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                         Credit Lyonnais New York Branch(11)
         10.10           Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(1)
         10.11           Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(1)
         10.12           Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(1)
         10.13           Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(1)
         10.14           First Amendment to Restated Loan Agreement dated October 31,
                         1996 among Bank One and Credit Lyonnais and the Company,
                         Guarantor and Boomer(5)
         10.15           Second Amendment to Restated Loan Agreement dated October
                         31, 1996, among Bank One and Credit Lyonnais and the
                         Company, Guarantor and Boomer(6)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.16           Third Amendment to Restated Loan Agreement dated October 31,
                         1996, among Bank One and Credit Lyonnais and the Company,
                         Guarantor and Boomer(6)
         10.17           Fourth Amendment to Restated Loan Agreement dated October
                         31, 1996, among Bank One and Credit Lyonnais and the
                         Company, Guarantor and Boomer(10)
         10.18           Multi-State Assignment Agreement dated December 22, 1998
                         between Bank One, Texas, N.A., Credit Lyonnais New York
                         Branch and Arnos Corp.(11)
         10.19           Multi-State Assignment Agreement, LaFourche Parish,
                         Louisiana, dated December 22, 1998, between Bank One, Texas,
                         N.A., Credit Lyonnais New York Branch and Arnos Corp.(11)
         10.20           Multi-State Assignment Agreement, Iberville Parish,
                         Louisiana, dated December 22, 1998, between Bank One, Texas,
                         N.A., Credit Lyonnais New York Branch and Arnos Corp.(11)
         10.21           Oklahoma Assignment Agreement, dated December 22, 1998,
                         between Bank One, Texas, N.A., Credit Lyonnais New York
                         Branch and Arnos Corp.(11)
         10.22           Crude Oil Swap agreement among Enron North America Corp. and the Company covering April 1, 2001 through December 31,
                         2001(14)
         10.23           Crude Oil Swap agreement among Enron North America Corp. and the Company covering January 1, 2002 through December 31,
                         2002(14)
         10.24           Crude Oil Swap agreement among Enron North America Corp. and the Company covering January 1, 2003 through December 31,
                         2003(14)
         10.25           Crude Oil Swap agreement among Enron North America Corp. and the Company covering January 1, 2004 through December 31,
                         2004(14)
         10.26           Natural Gas Swap agreement among Enron North America Corp.
                         and the Company covering April 1, 2001 through December 31,
                         2004(14)
         12.1            Computation of Ratio of Earnings to Fixed Charges(14)
         23.1            Consent of Ernst & Young LLP, Independent Auditors(14)
         23.2            Consent of Netherland Sewell & Associates, Inc., Independent
                         Engineers(14)
         24.1            Power of Attorney (included in signature pages to this Form
                         10-K)(14)

---------------

 (1) Incorporated by reference to the Company's Current Report on Form 8-K, dated August 29, 1996.

 (2) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-38331), dated April 23, 1991.

 (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

 (5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

 (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

 (7) Incorporated by reference to the Company's Schedule 14A filed April 25,
     1997.

 (8) Incorporated by reference to the Company's Form S-8 filed December 23,
     1997.

 (9) Incorporated by reference to the Company's Form S-4 (No. 333-38075), filed October 16, 1997.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(14) Filed herewith.