Form 10-Q
period 2001-03-31
NATIONAL ENERGY GROUP INC
filed 2001-05-15
CIK 870756

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   COMMISSION FILE NO. 0-19136 (COMMON STOCK)
                      AND 333-9045 (SERIES B SENIOR NOTES)
                     AND 333-38075 (SERIES D SENIOR NOTES)

                          NATIONAL ENERGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      58-1922764
         (State or other jurisdiction                          (IRS Employer
               of incorporation                             Identification No.)
               or organization)

                             1400 ONE ENERGY SQUARE
                             4925 GREENVILLE AVENUE
                              DALLAS, TEXAS 75206
                    (Address of principal executive offices)

                                 (214) 692-9211
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     11,190,650 shares of the registrant's Common Stock, $0.01 par value, were outstanding on May 11, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets at December 31, 2000 and March
         31, 2001 (Unaudited)........................................      1
         Consolidated Statements of Operations for the three months
         ended March 31, 2000 and 2001 (Unaudited)...................      2
         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2000 and 2001 (Unaudited)...................      3
         Consolidated Statement of Stockholders' Equity (Deficit) for
         the three months ended March 31, 2001 (Unaudited)...........      4
         Notes to Consolidated Financial Statements (Unaudited)......      5
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results
         of Operations...............................................      9
Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     12

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     13
Item 5.  Other Information...........................................     13
Item 6.  Exhibits and Reports on Form 8-K............................     13

                          NATIONAL ENERGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,      MARCH 31,
                                                                  2000            2001
                                                              -------------   -------------
                                                                               (UNAUDITED)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................  $  43,327,755   $  10,850,302
  Accounts receivable -- oil and natural gas sales..........      7,516,321       6,420,439
  Accounts receivable -- joint interest and other...........        530,962         955,220
  Oil and natural gas derivative deposit....................             --       6,500,000
  Other.....................................................      2,495,411       2,366,942
                                                              -------------   -------------
          Total current assets..............................     53,870,449      27,092,903
Oil and natural gas properties, at cost (full cost method):
  Subject to ceiling limitation.............................    340,509,044     353,552,402
  Accumulated depreciation, depletion, and amortization.....   (276,731,307)   (278,780,595)
                                                              -------------   -------------
  Net oil and natural gas properties........................     63,777,737      74,771,807
  Other property and equipment..............................      2,742,689       2,756,026
  Accumulated depreciation..................................     (1,835,708)     (1,952,102)
                                                              -------------   -------------
  Net other property and equipment..........................        906,981         803,924
Other assets and deferred charges, net......................         98,996          81,298
                                                              -------------   -------------
          Total assets......................................  $ 118,654,163   $ 102,749,932
                                                              =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable -- trade.................................  $   2,572,872   $   2,766,723
  Accounts payable -- revenue...............................      3,482,005       3,051,405
  Accrued interest on senior notes..........................      2,961,018       7,395,393
  Credit facility...........................................     25,000,000              --
  Other.....................................................         19,605         115,385
                                                              -------------   -------------
          Total current liabilities.........................     34,035,500      13,328,906
Long term liabilities:
  Senior notes..............................................    165,000,000     165,000,000
  Long-term interest payable on senior notes................     45,822,147      47,088,726
  Gas balancing.............................................        967,201         963,857
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.01 par value:
     Authorized shares -- 100,000,000; Issued and
       outstanding shares -- 11,190,650 at December 31, 2000
       and March 31, 2001...................................        111,907         111,907
  Additional paid-in capital................................    115,554,427     115,554,427
  Accumulated deficit.......................................   (242,837,019)   (239,297,891)
                                                              -------------   -------------
          Total stockholders' equity (deficit)..............   (127,170,685)   (123,631,557)
                                                              -------------   -------------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 118,654,163   $ 102,749,932
                                                              =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
Revenues:
  Oil and natural gas sales.................................  $10,721,251   $14,649,640
Cost and expenses:
  Lease operating...........................................    1,413,438     1,417,677
  Oil and natural gas production taxes......................      647,520       697,311
  Depreciation, depletion, and amortization.................    2,909,991     2,165,683
  General and administrative................................    1,100,659     1,107,321
                                                              -----------   -----------
          Total costs and expenses..........................    6,071,608     5,387,992
                                                              -----------   -----------
Operating income............................................    4,649,643     9,261,648
Other income (expense):
  Interest expense..........................................     (561,967)   (5,707,713)
  Interest income and other, net............................           --       123,732
                                                              -----------   -----------
Income before reorganization items and income taxes.........    4,087,676     3,677,667
Reorganization items:
  Professional fees and other...............................     (135,314)     (127,081)
  Interest earned on accumulating cash resulting from
     Chapter 11 proceedings.................................      419,834            --
                                                              -----------   -----------
Income before income taxes..................................    4,372,196     3,550,586
Provision for income taxes..................................           --            --
                                                              -----------   -----------
Income before extraordinary item............................    4,372,196     3,550,586
Extraordinary loss on discharge of indebtedness.............           --       (11,458)
                                                              -----------   -----------
Net income..................................................  $ 4,372,196   $ 3,539,128
                                                              ===========   ===========
Earnings per common share, basic and diluted:
  Income before extraordinary item..........................  $       .76   $       .32
  Loss on discharge of indebtedness.........................           --            --
                                                              -----------   -----------
  Net income per common share...............................  $       .76   $       .32
                                                              ===========   ===========
Weighted average number of common shares outstanding........    5,789,640    11,190,650
                                                              ===========   ===========

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2000           2001
                                                              -----------   ------------
Operating Activities
  Income from operations....................................  $ 4,087,676   $  3,677,667
  Chapter 11 proceeding reorganization costs, net...........      284,520       (127,081)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion, and amortization..............    2,909,991      2,165,683
     Amortization of deferred compensation..................       12,062             --
     Change in fair market value of derivative contracts....           --        103,969
     Common stock, options, and warrants issued for
      services..............................................        2,109             --
     Other..................................................      (13,141)            --
     Changes in operating assets and liabilities:
       Accounts receivable..................................       92,118        671,624
       Oil and gas derivative deposit.......................           --     (6,500,000)
       Other current assets.................................       97,394         42,196
       Accounts payable and accrued liabilities.............       34,935      5,545,183
                                                              -----------   ------------
          Net cash provided by operating activities.........    7,507,664      5,579,241
                                                              -----------   ------------
Investing Activities
  Purchases of other property and equipment.................           --        (13,336)
  Oil and gas acquisition, exploration, and development
     expenditures...........................................     (808,956)   (13,688,390)
  Proceeds from sales of oil and gas properties.............      612,960        645,032
  Purchases of other long-term assets.......................      (76,550)            --
                                                              -----------   ------------
          Net cash used in investing activities.............     (272,546)   (13,056,694)
                                                              -----------   ------------
Financing Activities -- Repayment of credit facility........           --    (25,000,000)
                                                              -----------   ------------
Increase (decrease) in cash and cash equivalents............    7,235,118    (32,477,453)
Cash and cash equivalents and beginning of period...........   29,216,751     43,327,755
                                                              -----------   ------------
Cash and cash equivalents at end of period..................  $36,451,869   $ 10,850,302
                                                              ===========   ============
Supplemental cash flow information
  Interest paid in cash.....................................  $   747,964   $    216,667
                                                              ===========   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                COMMON STOCK                                               TOTAL
                            ---------------------     ADDITIONAL       ACCUMULATED     STOCKHOLDERS'
                              SHARES      AMOUNT    PAID-IN CAPITAL      DEFICIT      EQUITY (DEFICIT)
                            ----------   --------   ---------------   -------------   ----------------
Balance at December 31,
  2000....................  11,190,650   $111,907    $115,554,427     $(242,837,019)   $(127,170,685)
  Net income..............          --         --              --         3,539,128        3,539,128
                            ----------   --------    ------------     -------------    -------------
Balance at March 31,
  2001....................  11,190,650   $111,907    $115,554,427     $(239,297,891)   $(123,631,557)
                            ==========   ========    ============     =============    =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2001

1. CONFIRMATION OF JOINT PLAN OF REORGANIZATION

     On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court") entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceeding"). On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the "Joint Plan") jointly proposed by the Company and the official committee of unsecured creditors. The Joint Plan became effective on August 4, 2000 (the "Effective Date") which allows the Company to conduct its business operations without Bankruptcy Court approval. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to implementation of the Joint Plan. Substantially all of the requirements under the Joint Plan have been satisfied and all distributions have been made with the exception of payment of certain administrative claims recently approved by the Bankruptcy Court. As a result, the Company has successfully emerged from the Bankruptcy Proceeding and is operating its business in the ordinary course.

     In accordance with the Joint Plan, the reorganized Company is to contribute all or substantially all of its operating properties to a limited liability company ("LLC") in exchange for a 50% interest in such LLC and, as such, will become a holding company. The timing of the contribution of the Company's properties is uncertain. Arnos Corp. ("Arnos"), an affiliate of the Company's largest stockholder, or other designated entity, will also contribute cash or other assets to this LLC in exchange for the remaining 50% equity interest in such LLC. The Company has agreed to manage certain oil and gas assets purchased by Astral Gas Corp. ("Astral"), a wholly owned subsidiary of Arnos. It is expected that Astral will contribute these properties to the LLC. The Company is currently managing these assets and has recorded $395,028 in receivables for reimbursement of certain expenditures made on behalf of Astral. The implementation of the LLC will have no effect on any distribution to creditors or senior noteholders under the Joint Plan.

     Pursuant to the Joint Plan, as of December 31, 2000 the Company reinstated $45.8 million of interest expense on the senior notes ("Reinstated Interest"). This Reinstated Interest consisted of $10.5 million of prepetition interest and $35.3 million of interest expense that did not accrue during the pendancy of the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. Accordingly, interest will accrue at 10.75% on the revised obligation amount at December 31, 2000 of $210.8 million pursuant to terms of the senior notes indenture. The Reinstated Interest plus interest accrued thereon becomes due in installments beginning in April 2003. The Company will continue to pay the semi-annual interest on the original senior note face amount of $165 million. Arnos and the Company have agreed to redeem $21.2 million of senior note obligations (allocated between principal and interest) for $10.5 million during the second quarter of 2001 which would be funded from amounts available under the Company's existing credit facility.

     The Company remains highly leveraged after confirmation of the Joint Plan. At March 31, 2001, the Company's ratio of total indebtedness to total capitalization was 196%. The Company's revenues, profitability and ability to repay its indebtedness and related interest charges are highly dependent upon prevailing prices for oil and natural gas. As the Company produces more natural gas than oil, it faces more risk related to fluctuations in natural gas prices. A sustained period of depressed oil and natural gas prices could have a material adverse effect on the Company's results of operations and financial condition. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control. These factors include seasonal price fluctuation, the condition of the US and global economies, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic governmental regulations, legislation and policies.

                          NATIONAL ENERGY GROUP, INC.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2000 (including the notes thereto), set forth in the Company's Annual Report on Form 10-K.

     The accompanying financial statements for periods during the Bankruptcy Proceeding have been presented in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). In accordance with SOP 90-7, no interest was accrued on unsecured debt during the pendancy of the Bankruptcy Proceeding, no dividends on preferred stock were accrued, costs relating to the bankruptcy proceeding and interest earned on accumulating cash resulting from the bankruptcy proceeding have been reported as reorganization items in the accompanying statements of operations.

     Common stock and per share data for all periods presented have been restated to reflect the seven for one reverse stock split mandated by the Joint Plan in the fourth quarter of 2000.

     The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.

     The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration, and development activities. Such capitalized costs include salary and related benefits of individuals directly involved in the Company's acquisition, exploration and development activities based on the percentage of their time devoted to such activities. These costs totaled approximately $186,000 and $165,000, respectively, for the three months ended March 31, 2000 and 2001.

     Overhead reimbursements received from joint interest partners which are included as a reduction of general and administrative expense totaled approximately $178,000 and $105,000, respectively, for the three months ended March 31, 2000 and 2001.

3. HEDGING ACTIVITIES

     As of July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so the type of hedge.

     At March 31, 2001 a hedge asset of $477,000 was recorded on the balance sheet.

     In February 2001, the Company entered into a six month no-cost crude oil collar with Enron North America Corp. ("Enron") covering 1,500 barrels of oil a day from the effective date of April 1, 2001 through September 30, 2001 ("Enron Collar"). The Enron Collar has a floor price of $26.00 per barrel and a ceiling price of $29.72 per barrel. At the end of each month, if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the Floor Price, Enron will pay the difference

                          NATIONAL ENERGY GROUP, INC.

to the Company. Alternatively, if the Floating Price is greater than the Ceiling Price, the Company will pay the difference to Enron. If the Floating Price is between the Floor Price and the Ceiling Price, payments are not required by either party. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. The Company did not designate the Enron Collar as a hedge. Changes in the fair value of the derivative contract prior to settlement will be reported as a component of other income. In connection with entry into this agreement, the Company paid a refundable security deposit of $500,000 to Enron.

     In March 2001, the Company entered into four crude oil Commodity Swap agreements with Enron. This Commodity Swap was entered into on behalf of Astral to hedge the price received for production from the oil and gas properties the Company is managing for Astral. Astral has agreed to reimburse the Company for any losses under this agreement, and the Company will remit any gains to Astral. The first covers 10,094 barrels of oil per month from the effective date of April 1, 2001 though December 31, 2001 for a fixed price of $26.30 per barrel. The second covers 13,730 barrels of oil per month from the effective date of January 1, 2002 though December 31, 2002 for a fixed price of $24.10 per barrel. The third covers 11,800 barrels of oil per month from the effective date of January 1, 2003 though December 31, 2003 for a fixed price of $22.24 per barrel. The fourth covers 9,100 barrels of oil per month from the effective date of January 1, 2004 though December 31, 2004 for a fixed price of $21.69 per barrel. These four contracts are collectively referred to as the "Enron Swap Agreement." Based on the terms of the Enron Swap Agreements, at the end of each month, if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. The Company did not designate the Enron Swap Agreements as a hedge. Changes in the fair value of the derivative contract prior to settlement will be reported as a component of other income.

     In March 2001, the Company entered into a natural gas Commodity Swap agreement with Enron covering the period from the effective date of April 1, 2001 though December 31, 2004 (the "Enron Natural Gas Swap"). The Enron Natural Gas Swap was entered into on behalf of Astral to hedge the price received for production from the oil and gas properties the Company is managing for Astral. Astral has agreed to reimburse the Company for any losses under the Enron Natural Gas Swap, and the Company will remit any gains to Astral. The Enron Natural Gas Swap covers 126,000 Mmbtu per month at a fixed price of $5.35 per Mmbtu for April 1, 2000 through December 31, 2000, 125,000 Mmbtu per month at a fixed price of $4.69 per Mmbtu for January 1, 2002 through December 31, 2002, 116,000 Mmbtu per month at a fixed price of $4.21 per Mmbtu for January 1, 2003 through December 31, 2003 and 88,000 Mmbtu per month at a fixed price of $4.16 per Mmbtu for January 1, 2004 through December 31, 2004. Based on the terms of the Enron Natural Gas Swap, at the end of each month, if the Floating Price (defined as the average of the last three daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of natural gas shall not take place or be required of either party and all transactions will be cash settled. The Company did not designate the Enron Natural Gas Swap as a hedge. Changes in the fair value of the derivative contract prior to settlement will be reported as a component of other income.

     In connection with entry into the Enron Swap Agreement and the Enron Natural Gas Swap, the Company paid a refundable security deposit of $6.0 million to Enron. Arnos reimbursed this $6.0 million to the Company in May 2001.

                          NATIONAL ENERGY GROUP, INC.

4. ACQUISITIONS AND DISPOSALS

     The Shell Bayou Sorrel field located in Iberville Parish Louisiana, was determined to be a nonstrategic property by the Company and in January 2001, the Company sold all the wells in this field for $750,000 in cash.

     In the first quarter of 2001, the Company purchased additional working interests in the Goldsmith Adobe unit ("GAU") for approximately $2.3 million. As a result of these acquisitions, the Company now owns a 99.9% working interest in the GAU.

5. FUTURE COVENANT VIOLATION

     Based on current economic conditions, the Company expects to be in violation of the minimum interest coverage ratio under the credit facility at June 30, 2001. The Company expects to be able to receive a default waiver from High Coast L.P., an affiliate of Arnos, and the current holder of the credit facility, at that time. However, there can be no assurances that a waiver would be obtained. If a waiver is not obtained, the Company would be in default under the credit facility. The senior notes indenture contains cross default covenant provisions and therefore the Company would also be in violation of the senior notes covenants. As a result, all amounts outstanding under the credit facility and senior notes would be classified as current liabilities. Although there are no current borrowings, the credit facility will remain outstanding under existing terms until new terms are agreed upon between the Company and High Coast L.P.

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

     On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court") entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceeding"). On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the "Joint Plan") jointly proposed by the Company and the official committee of unsecured creditors. The Joint Plan became effective on August 4, 2000 (the "Effective Date") which allows the Company to conduct its business operations without Bankruptcy Court approval. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to implementation of the Joint Plan. Substantially all of the requirements under the Joint Plan have been satisfied and all distributions have been made with the exception of payment of certain administrative claims recently approved by the Bankruptcy Court. As a result, the Company has successfully emerged from the Bankruptcy Proceeding and is operating its business in the ordinary course.

     In accordance with the Joint Plan, the reorganized Company is to contribute all or substantially all of its operating properties to a limited liability company ("LLC") in exchange for a 50% interest in such LLC and, as such, will become a holding company. The timing of the contribution of the Company's properties is uncertain. Arnos Corp. ("Arnos"), an affiliate of the Company's largest stockholder, or other designated entity, will also contribute cash or other assets to this LLC in exchange for the remaining 50% equity interest in such LLC. The Company has agreed to manage certain oil and gas assets purchased by Astral Gas Corp. ("Astral"), a wholly owned subsidiary of Arnos. It is expected that Astral will contribute these properties to the LLC. The Company is currently managing these assets and has recorded $395,028 in receivables for reimbursement of certain expenditures made on behalf of Astral. The implementation of the LLC will have no effect on any distribution to creditors or senior noteholders under the Joint Plan.

     Pursuant to the Joint Plan, as of December 31, 2000 the Company reinstated $45.8 million of interest expense on the senior notes ("Reinstated Interest"). This Reinstated Interest consisted of $10.5 million of prepetition interest and $35.3 million of interest expense that did not accrue during the pendancy of the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. Accordingly, interest will accrue at 10.75% on the revised obligation amount at December 31, 2000 of $210.8 million pursuant to terms of the senior notes indenture. The Reinstated Interest plus interest accrued thereon becomes due in installments beginning in April 2003. The Company will continue to pay the semi-annual interest on the original senior note face amount of $165 million. Arnos and the Company have agreed to redeem $21.2 million of senior note obligations (allocated between principal and interest) for $10.5 million during the second quarter of 2001 which would be funded from amounts available under the Company's existing credit facility.

     The Company remains highly leveraged after confirmation of the Joint Plan. At March 31, 2001, the Company's ratio of total indebtedness to total capitalization was 196%. The Company's revenues, profitability and ability to repay its indebtedness and related interest charges are highly dependent upon prevailing prices for oil and natural gas. As the Company produces more natural gas than oil, it faces more risk related to fluctuations in natural gas prices. A sustained period of depressed oil and natural gas prices could have a material adverse effect on the Company's results of operations and financial condition. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control. These factors include seasonal price fluctuation, the condition of the US and global economies, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic governmental regulations, legislation and policies.

RESULTS OF OPERATIONS

  Overview of Production, Sales and Unit Economics

     The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Net production:
  Oil (Mbbls)...............................................      219        143
  Natural gas (Mmcf)........................................    1,882      1,552
  Natural gas equivalent (Mmcfe)............................    3,198      2,411
Oil and natural gas sales (in thousands):
  Oil.......................................................  $ 5,846    $ 4,351
  Natural gas...............................................    4,875     10,299
                                                              -------    -------
          Total.............................................  $10,721    $14,650
                                                              =======    =======
Average sales price:
  Oil (per Bbl).............................................  $ 26.69    $ 30.43
  Natural gas (per Mcf).....................................     2.59       6.64
Unit economics (per Mcfe):
  Average sales price.......................................  $  3.35    $  6.08
  Lease operating expenses..................................      .44        .59
  Oil and natural gas production taxes......................      .20        .29
  Depletion rate............................................      .86        .85
  General and administrative................................      .34        .46

  Three Months Ended March 31, 2000, Compared with Three Months Ended March 31, 2001

     Revenues. Total revenues increased $4.0 million (37.4%) from $10.7 million for the first quarter of 2000 to $14.7 million for the first quarter of 2001. The increase in revenues was due to the significant increase in oil and natural gas prices during the first quarter of 2001 offset, in part, by the decrease in production from the same period in 2000. Average oil prices increased $3.74 per barrel from $26.69 per barrel for 2000 to $30.43 per barrel for 2001 while average natural gas prices increased $4.05 per Mcf from $2.59 per Mcf for 2000 to $6.64 per Mcf for 2001.

     The Company produced 219 Mbbls of oil during the first quarter of 2000 and 143 Mbbls of oil in the first quarter of 2001, a decrease of 34.7%. The Company produced 1,882 Mmcf of natural gas during the first quarter of 2000 and 1,552 Mmcf of natural gas during the first quarter of 2001, a decrease of 17.5%. The decline in production is primarily due to natural production declines combined with the fact that two wells in South Louisiana were shut-in during the first quarter of 2001. A recompletion was performed in February on one of the wells and production returned to previous levels in May. A sidetrack is scheduled pending partner approval on the second well as a result of a casing collapse. Production after the sidetrack is completed is expected to return to the same level as before the casing collapse. During the Bankruptcy Proceeding, the Company's ability to offset natural production declines through drilling and exploration was limited due to the Bankruptcy Court restrictions. However, the Company has emerged from Chapter 11 and is operating its business in the ordinary course.

     Costs and Expenses. Lease operating expenses remained constant at $1.4 million for the three months ended March 31, 2000 and 2001. Lease operating expenses per Mcfe increased $.15 from $.44 for 2000 to $.59 in 2001 due to the decline in overall production.

     Oil and natural gas production taxes increased $.1 million (16.7%) from $.6 million for the three months ended March 31, 2000 to $.7 million for the same period in 2001. This increase is the direct result of the increased oil and gas revenue in 2001.

     Depreciation, depletion and amortization decreased $.7 million (24.1%) from $2.9 million for the three months ended March 31, 2000 to $2.2 million for the same period in 2001. This decrease was primarily due to the decline in overall production.

     General and administrative costs remained constant at $1.1 million for the three months ended March 31, 2000 and 2001. As discussed in Note 2 to the Consolidated Financial Statements, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.2 million for three months ended March 31, 2000 and 2001.

     Other Income and Expenses. The $5.1 million increase in interest expense from $.6 million for the three months ended March 31, 2000 to $5.7 million for the same period in 2001 was due primarily to interest expense on the senior notes that began accruing upon confirmation of the Joint Plan. The Company is accruing interest on the revised senior note obligation amount at December 31, 2000 of $210.8 million (Note 1). Approximately $4.4 million additional interest expense would have been recognized by the Company for the three months ended March 31, 2000 if not for the discontinuation of the interest accrual on the Company's senior notes during the Bankruptcy Proceeding, pursuant to Bankruptcy Court rules and regulations. The weighted average interest rate for the three months ended March 31, 2000 was 9.0% compared to 10.75% for the same period in 2001.

     Reorganization Items. The Company incurred $.1 million for professional fees and other expenses associated with the Bankruptcy Proceeding for the three months ended March 31, 2000 and 2001, respectively. The Company earned $.4 million in interest income on cash accumulating during the Bankruptcy Proceeding for the three months ended March 31, 2000.

     Net Income. Net income of $4.4 million was recognized for the three months ended March 31, 2000, compared with net income of $3.5 million for the comparable 2001 period. Net income for the first quarter of 2000 (i) excludes $4.4 million in additional interest expense on the Company's senior notes not accrued during the Bankruptcy Proceeding, (ii) includes expenses of $.1 million, relating to the Bankruptcy Proceeding and (iii) includes $.4 million in interest income on cash accumulating during the Bankruptcy Proceeding. The first quarter of 2001 includes expenses of $.1 million related to the Bankruptcy Proceeding. Excluding the effects of these amounts, a net loss of $.3 million would have been recognized for the three months ended March 31, 2000 compared to net income of $3.6 million for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

  Three Months Ended March 31, 2000, Compared with Three Months Ended March 31, 2000

     Net cash provided by operating activities was $7.5 million for 2000, compared to net cash provided by operating activities of $5.6 million for 2001. The decrease in cash flows from operating activities is primarily due to decreased income from operations before non-cash charges, resulting from additional interest expense due to the revised obligation amount of the senior notes (Note 1).

     Net cash used in investing activities was $.3 million for 2000 compared with $13.1 million for 2001. The cash used by investing activities for 2000 included $.8 million of expenditures related to drilling, workovers, recompletions and other ordinary course production enhancement activities compared with $13.7 million for 2001 for the same activities as well as the additional interests acquired in the GAU.

     Net cash used in financing activities in 2001 consisted of repayment of the outstanding borrowings of $25 million under the credit facility. There was no cash used in financing activities in 2000.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

     The $25.0 million outstanding under the Company's existing credit facility was paid in January 2001. The credit facility will remain in place under existing terms until new terms are agreed upon between the Company and High Coast L.P.

     Although the Company is highly leveraged, the Company expects that availability under its existing credit facility and expected cash flows from operations based upon current pricing scenarios will be sufficient to fund its operations and planned capital expenditures for its existing properties. If actual commodity prices realized or actual capital expenditures or production differ materially from budgeted amounts, the Company could require additional capital from traditional reserve base borrowings, equity, and debt offerings or joint ventures to further develop and explore its properties and to acquire additional properties. There is no assurance that the Company would be able to access additional capital or that, if available, it will be at prices or on terms acceptable to the Company.

     The expected future violation of the minimum interest coverage ratio at June 30, 2001 should not effect the Company's ability to drawdown amounts under the credit facility because the Company expects to obtain a waiver of default from High Coast, L.P.

     Should the Company be unable to access the capital markets or should sufficient capital not be available, the development and exploration of the Company's properties could be delayed or reduced and, accordingly, oil and natural gas revenues and operating results could be adversely affected.

CHANGES IN PRICES

     Oil and gas prices are subject to numerous factors that are beyond the Company's ability to control or predict, including seasonal price fluctuation, the condition of the U.S. and global economies, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic governmental regulations, legislation and policies.

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during the three months ended March 31, 2000 and 2001.

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

     In March 2001, the Company entered into four crude oil Commodity Swap agreements with Enron. This Commodity Swap was entered into on behalf of Astral to hedge the price received for production from the oil and gas properties the Company is managing for Astral. Astral has agreed to reimburse the Company for any losses under this agreement, and the Company will remit any gains to Astral. The first covers 10,094 barrels of oil per month from the effective date of April 1, 2001 though December 31, 2001 for a fixed price of $26.30 per barrel. The second covers 13,730 barrels of oil per month from the effective date of January 1, 2002 though December 31, 2002 for a fixed price of $24.10 per barrel. The third covers 11,800 barrels of oil per month from the effective date of January 1, 2003 though December 31, 2003 for a fixed price of $22.24 per barrel. The fourth covers 9,100 barrels of oil per month from the effective date of January 1, 2004 though December 31, 2004 for a fixed price of $21.69 per barrel. These four contracts are collectively referred to as the "Enron Swap Agreements." Based on the terms of the Enron Swap Agreements, at the end of each month, if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled.

     In March 2001, the Company entered into a natural gas Commodity Swap agreement with Enron covering the period from the effective date of April 1, 2001 though December 31, 2004 (the "Enron Natural Gas Swap"). The Enron Natural Gas Swap was entered into on behalf of Astral to hedge the price received for production from the oil and gas properties the Company is managing for Astral. Astral has agreed to reimburse the Company for any losses under the Enron Natural Gas Swap, and the Company will remit any gains to Astral. The Enron Natural Gas Swap covers 126,000 Mmbtu per month at a fixed price of $5.35 per Mmbtu for April 1, 2000 through December 31, 2000, 125,000 Mmbtu per month at a fixed price of $4.69 per Mmbtu for January 1, 2002 through December 31, 2002, 116,000 Mmbtu per month at a fixed price of $4.21 per Mmbtu for January 1, 2003 through December 31, 2003 and 88,000 Mmbtu per month at a fixed price of $4.16 per Mmbtu for January 1, 2004 through December 31, 2004. Based on the terms of the Enron Natural Gas Swap, at the end of each month, if the Floating Price (defined as the average of the last three daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of natural gas shall not take place or be required of either party and all transactions will be cash settled.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a defendant in any material pending legal proceedings.

ITEM 5. OTHER INFORMATION

     The Company's common stock currently trades on the OTC Bulletin Board under the symbol "NEGI".

     Based on current economic conditions, the Company expects to be in violation of the minimum interest coverage ratio under the credit facility at June 30, 2001. The Company expects to be able to receive a default waiver from High Coast L.P., an affiliate of Arnos, and the current holder of the credit facility, at that time. However, there can be no assurances that a waiver would be obtained. If a waiver is not obtained, the Company would be in default under the credit facility. The senior notes indenture contains cross default covenant provisions and therefore the Company would also be in violation of the senior notes covenants. As a result, all amounts outstanding under the credit facility and senior notes would be classified as current liabilities. Although there are no current borrowings, the credit facility will remain outstanding under existing terms until new terms are agreed upon between the Company and High Coast L.P.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

     (b) Reports on Form 8-K

     The Company filed an 8-K on April 26, 2001 to disclose the dismissal of Ernst & Young LLP as the Company's independent auditors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL ENERGY GROUP, INC


                /s/ BOB G. ALEXANDER                   President and Chief Executive     May 15, 2001
-----------------------------------------------------    Officer
                  Bob G. Alexander

               /s/ MELISSA H. RUTLEDGE                 Vice President, Controller and    May 15, 2001
-----------------------------------------------------    Chief Accounting Officer
                 Melissa H. Rutledge

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Joint Plan of Reorganization Under Chapter 11 of the
                            Bankruptcy Code for National Energy Group, Inc. and
                            Boomer Marketing Corporation dated May 12, 2000(1)
          2.3            -- Order of Bankruptcy Court Confirming Joint Plan of
                            Reorganization and Fixing Deadlines for Filing
                            Administrative Claims, Fee Claims and Rejections
                            Claims(2)
          3.1            -- Restated Certificate of Incorporation filed with the
                            Secretary of the State of Delaware on October 16, 2000(3)
          3.2            -- By-laws of the Company(4)
          4.1            -- Indenture dated as of November 1, 1996, among the
                            Company, National Energy Group of Oklahoma, Inc.,
                            formerly NEG-OK, and BankOne, Columbus, N.A.(5)
          4.2            -- Indenture dated August 21, 1997, among the Company and
                            Bank One, N.A.(6)
          4.3            -- Instrument of Resignation, Appointment and Acceptance,
                            dated October 23, 1998, between the Company, Bank One,
                            Texas, N.A. and Norwest Bank Minnesota, N.A.(7)
         10.1            -- Crude Oil Purchase Contract, dated February 8, 1993,
                            between the Company and Plains Marketing and
                            Transportation Inc. and the predecessor contract, the
                            Crude Oil Purchase Contract, dated November 12, 1991,
                            between Sunnybrook, Transmission, Inc. and TriSearch
                            Inc.(8)
         10.5            -- Restated Loan Agreement dated August 29, 1996 among Bank
                            One and Credit Lyonnais New York Branch ("Credit
                            Lyonnais") and the Company, NEG-OK and Boomer Marketing
                            Corporation("Boomer")(9)
         10.6            -- $50,000,000 Revolving Note dated August 29, 1996 payable to Bank One(9)
         10.7            -- $50,000,000 Revolving Note dated August 29, 1996 payable to Credit Lyonnais(9)
         10.8            -- Assignment of $50,000,000 Revolving Note to Arnos Corp.
                            from Bank One, Texas, N.A.(10)
         10.9            -- Assignment of $50,000,000 Revolving Note to Arnos Corp.
                            from Credit Lyonnais New York Branch(10)
         10.10           -- Unlimited Guaranty of NEG-OK dated August 29, 1996 for
                            the benefit of Bank One(9)
         10.11           -- Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(9)
         10.12           -- Unlimited Guaranty of Boomer dated August 29, 1996 for
                            the benefit of Bank One(9)
         10.13           -- Unlimited Guaranty of Boomer dated August 29, 1996 for
                            the benefit of Credit Lyonnais(9)
         10.14           -- First Amendment to Restated Loan Agreement dated October
                            31, 1996 among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(11)
         10.15           -- Second Amendment to Restated Loan Agreement dated October
                            31, 1996, among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(12)
         10.16           -- Third Amendment to Restated Loan Agreement dated October
                            31, 1996, among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(12)
         10.17           -- Fourth Amendment to Restated Loan Agreement dated October
                            31, 1996, among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(12)
         10.18           -- Multi-State Assignment Agreement dated December 22, 1998 between Bank One, Texas, N.A.,Credit Lyonnais New York
                            Branch and Arnos Corp.(13)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.19           -- Multi-State Assignment Agreement, LaFourche Parish,
                            Louisiana, dated December 22, 1998, between Bank One,
                            Texas, N.A., Credit Lyonnais New York Branch and Arnos
                            Corp.(10)
         10.20           -- Multi-State Assignment Agreement, Iberville Parish,
                            Louisiana, dated December 22, 1998, between Bank One,
                            Texas, N.A., Credit Lyonnais New York Branch and Arnos
                            Corp.(10)
         10.21           -- Oklahoma Assignment Agreement, dated December 22, 1998, between Bank One, Texas, N.A., Credit Lyonnais New York
                            Branch and Arnos Corp.(10)
         10.22           -- Crude Oil Swap agreement among Enron North America Corp.
                            and the Company covering April 1, 2001 through December
                            31, 2001(14)
         10.23           -- Crude Oil Swap agreement among Enron North America Corp.
                            and the Company covering January 1, 2002 through December
                            31, 2002(14)
         10.24           -- Crude Oil Swap agreement among Enron North America Corp.
                            and the Company covering January 1, 2003 through December
                            31, 2003(14)
         10.25           -- Crude Oil Swap agreement among Enron North America Corp.
                            and the Company covering January 1, 2004 through December
                            31, 2004(14)
         10.26           -- Natural Gas Swap agreement among Enron North America Corp and the Company covering April 1, 2001 through December
                            31, 2004(14)

---------------

 (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

 (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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

 (8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

 (9) Incorporated by reference to the Company's Current Report on Form 8-K, dated August 29, 1996.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(14) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.