Form 10-Q
period 2001-06-30
NATIONAL ENERGY GROUP INC
filed 2001-08-14
CIK 870756

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     11,190,650 shares of the registrant's Common Stock, $0.01 par value, were outstanding on August 9, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at December 31, 2000 and June
         30, 2001 (Unaudited)........................................      1

         Consolidated Statements of Operations for the three and six
         months ended June 30, 2000 and 2001 (Unaudited).............      2

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2000 and 2001 (Unaudited)....................      3

         Consolidated Statement of Stockholders' Equity (Deficit) for
         the six months ended June 30, 2001 (Unaudited)..............      4

         Notes to Consolidated Financial Statements (Unaudited)......      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     18

Item 5.  Other Information...........................................     18

Item 6.  Exhibits and Reports on Form 8-K............................     18

                          NATIONAL ENERGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,      JUNE 30,
                                                                  2000            2001
                                                              -------------   -------------
                                                                               (UNAUDITED)
                                          ASSETS


Current assets:
  Cash and cash equivalents.................................  $  43,327,755   $   7,823,644
  Accounts receivable -- oil and natural gas sales..........      7,516,321       6,146,984
  Accounts receivable -- joint interest and other...........        530,962         455,870
  Oil and natural gas derivative deposit....................             --         500,000
  Drilling prepayments......................................      1,119,470       1,458,893
  Other.....................................................      1,375,941       1,742,839
                                                              -------------   -------------
          Total current assets..............................     53,870,449      18,128,230
Oil and natural gas properties, at cost (full cost method):
  Subject to ceiling limitation.............................    340,509,044     362,319,172
  Accumulated depreciation, depletion, and amortization.....   (276,731,307)   (281,051,310)
                                                              -------------   -------------
  Net oil and natural gas properties........................     63,777,737      81,267,862
  Other property and equipment..............................      2,742,689       2,771,745
  Accumulated depreciation..................................     (1,835,708)     (2,069,322)
                                                              -------------   -------------
  Net other property and equipment..........................        906,981         702,423
Other assets and deferred charges, net......................         98,996       2,298,227
                                                              -------------   -------------
          Total assets......................................  $ 118,654,163   $ 102,396,742
                                                              =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable -- trade.................................  $   2,572,872   $   1,566,763
  Accounts payable -- revenue...............................      3,482,005       2,976,631
  Accrued interest on senior notes..........................      2,961,018       2,956,250
  Credit facility...........................................     25,000,000              --
  Other.....................................................         19,605       1,212,358
                                                              -------------   -------------
          Total current liabilities.........................     34,035,500       8,712,002
Long term liabilities:
  Senior notes..............................................    165,000,000     165,000,000
  Long-term interest payable on senior notes................     45,822,147      48,355,305
  Other.....................................................             --       2,274,274
  Gas balancing.............................................        967,201         957,710
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.01 par value:
     Authorized shares -- 100,000,000; Issued and
       outstanding shares -- 11,190,650 at December 31, 2000
       and June 30, 2001....................................        111,907         111,907
  Additional paid-in capital................................    115,554,427     115,554,427
  Accumulated deficit.......................................   (242,837,019)   (238,568,883)
                                                              -------------   -------------
          Total stockholders' equity (deficit)..............   (127,170,685)   (122,902,549)
                                                              -------------   -------------
          Total liabilities and stockholders'
            equity(deficit).................................  $ 118,654,163   $ 102,396,742
                                                              =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                             -------------------------   --------------------------
                                                2000          2001          2000           2001
                                             -----------   -----------   -----------   ------------
Revenues:
  Oil and natural gas sales................  $12,326,447   $12,076,563   $23,047,698   $ 26,726,203
Cost and expenses:
  Lease operating..........................    1,343,008     1,399,335     2,756,446      2,817,012
  Oil and natural gas production taxes.....      862,592       629,560     1,510,112      1,326,871
  Depreciation, depletion, and
     amortization..........................    2,869,778     2,387,935     5,779,769      4,553,617
  General and administrative...............    1,145,063     1,548,346     2,245,722      2,655,669
                                             -----------   -----------   -----------   ------------
          Total costs and expenses.........    6,220,441     5,965,176    12,292,049     11,353,169
                                             -----------   -----------   -----------   ------------
Operating income...........................    6,106,006     6,111,387    10,755,649     15,373,034
Other income (expense):
Interest expense...........................     (600,198)   (5,695,951)   (1,162,165)   (11,403,664)
Interest income and other, net.............           --      (273,821)           --       (150,089)
                                             -----------   -----------   -----------   ------------
Income before reorganization items and
  income taxes.............................    5,505,808       141,615     9,593,484      3,819,281
Reorganization items:
  Professional fees and other..............     (440,031)      587,393      (575,345)       460,312
  Interest earned on accumulating cash
     resulting from Chapter 11
     proceedings...........................      446,579            --       866,413             --
                                             -----------   -----------   -----------   ------------
Income before income taxes.................    5,512,356       729,008     9,884,552      4,279,593
Provision for income taxes.................           --            --            --             --
                                             -----------   -----------   -----------   ------------
Income before extraordinary item...........    5,512,356       729,008     9,884,552      4,279,593
Extraordinary loss on discharge of
  indebtedness.............................           --            --            --        (11,457)
                                             -----------   -----------   -----------   ------------
Net income.................................  $ 5,512,356   $   729,008   $ 9,884,552   $  4,268,136
                                             ===========   ===========   ===========   ============
Earnings per common share, basic and
  diluted:
  Income before extraordinary item.........  $       .95   $       .07   $      1.71   $        .38
  Loss on discharge of indebtedness........           --            --            --           (.00)
                                             -----------   -----------   -----------   ------------
  Net income per common share..............  $       .95   $       .07   $      1.71   $        .38
                                             ===========   ===========   ===========   ============
Weighted average number of common shares
  outstanding..............................    5,789,640    11,190,650     5,789,640     11,190,650
                                             ===========   ===========   ===========   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 2000           2001
                                                              -----------   ------------
Operating Activities
  Income from operations....................................  $ 9,593,484   $  3,819,281
  Chapter 11 proceeding reorganization costs, net...........      291,068        460,312
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion, and amortization..............    5,779,769      4,553,617
     Amortization of deferred compensation..................       24,370             --
     Change in fair value of derivative contract............           --        462,849
     Common stock, options, and warrants issued for
      services..............................................        3,515             --
     Other..................................................       72,658             --
     Changes in operating assets and liabilities:
       Accounts receivable..................................   (1,634,560)     1,444,428
       Drilling prepayments.................................           --       (339,423)
       Oil and natural gas derivative deposit...............           --       (500,000)
       Other current assets.................................      442,726        177,704
       Accounts payable and accrued liabilities.............      472,377      1,256,305
                                                              -----------   ------------
          Net cash provided by operating activities.........   15,045,407     11,335,073
                                                              -----------   ------------
Investing Activities
  Oil and natural gas acquisition, exploration, and
     development
     expenditures...........................................   (1,479,647)   (22,508,320)
  Proceeds from sales of oil and natural gas properties.....      619,904        698,192
  Proceeds from sales of marketable securities..............      413,147             --
  Purchases of other long-term assets.......................     (305,525)       (29,056)
                                                              -----------   ------------
          Net cash used in investing activities.............     (752,121)   (21,839,184)
                                                              -----------   ------------
Financing Activities -- Repayment of credit facility........           --    (25,000,000)
                                                              -----------   ------------
Increase (decrease) in cash and cash equivalents............   14,293,286    (35,504,111)
Cash and cash equivalents and beginning of period...........   29,216,751     43,327,755
                                                              -----------   ------------
Cash and cash equivalents at end of period..................  $43,510,037   $  7,823,644
                                                              ===========   ============
Supplemental cash flow information
  Interest paid in cash.....................................  $ 1,348,138   $  9,085,417
                                                              ===========   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                COMMON STOCK                                               TOTAL
                            ---------------------     ADDITIONAL       ACCUMULATED     STOCKHOLDERS'
                              SHARES      AMOUNT    PAID-IN CAPITAL      DEFICIT      EQUITY (DEFICIT)
                            ----------   --------   ---------------   -------------   ----------------
Balance at December 31,
  2000....................  11,190,650   $111,907    $115,554,427     $(242,837,019)   $(127,170,685)
  Net income..............          --         --              --         4,268,136        4,268,136
                            ----------   --------    ------------     -------------    -------------
Balance at June 30,
  2001....................  11,190,650   $111,907    $115,554,427     $(238,568,883)   $(122,902,549)
                            ==========   ========    ============     =============    =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 2001

1. CONFIRMATION OF JOINT PLAN OF REORGANIZATION

     On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court") entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceeding"). On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the "Joint Plan") jointly proposed by the Company and the official committee of unsecured creditors. The Joint Plan became effective on August 4, 2000 (the "Effective Date") and the Company expects the Bankruptcy Court to enter a Final Decree before the end of 2001 closing the Bankruptcy Proceeding.

     As prescribed in the Joint Plan, the Company made payment to administrative, tort claimants and trade creditors for all nondisputed allowed claims and Arnos Corp., an affiliate of the Company's largest stockholder ("Arnos"), caused distribution of funds held in the registry of the Bankruptcy Court to be paid to the other senior noteholders. Certain other claims disputed by the Company were subsequently settled or adjudicated by the Bankruptcy Court. On June 29, 2001, the Bankruptcy Court entered an order approving a settlement, which included mutual releases of all claims and causes of action between and among the Company, its shareholders, officers and directors, Andrews and Kurth LLP (together with certain members of the Committee of Unsecured Creditors) and the Creditors Trust Joint Plan Trustee.

     In accordance with the Joint Plan, the reorganized Company is to contribute all or substantially all of its operating properties to a limited liability company ("LLC") in exchange for an initial 50% equity interest in such LLC and, as such, will become a holding company. The timing of the contribution of the Company's properties is uncertain. Arnos or other designated entity, will also contribute cash or other assets to this LLC in exchange for the remaining initial 50% equity interest in such LLC. The Company has agreed to manage certain oil and natural gas assets purchased by Astral Gas Corp. ("Astral"), a wholly owned subsidiary of Arnos which are expected to be contributed by Arnos to the LLC. To date the Company recorded $146,000 in current receivables for reimbursement of certain expenditures made on behalf of Astral. The Company will also manage all other assets contributed by Arnos or its affiliates to the LLC.

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

     The Company remains highly leveraged after confirmation of the Joint Plan. At June 30, 2001, the Company's ratio of total indebtedness to total capitalization was 193%. The Company's revenues, profitability and ability to repay its indebtedness and related interest charges are highly dependent upon prevailing prices for oil and natural gas. As the Company produces more natural gas than oil, it faces more risk related to fluctuations in natural gas prices. A sustained period of depressed oil and natural gas prices could have a material adverse effect on the Company's results of operations and financial condition. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control. These factors include seasonal price fluctuation, the condition of the U.S. and global economies, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic and foreign governmental regulations, legislation and policies.

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

     The accompanying financial statements for periods during the Bankruptcy Proceeding have been presented in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). Other than as specified in Note 1, in accordance with SOP 90-7, no interest was accrued on unsecured debt during the pendancy of the Bankruptcy Proceeding, no dividends on preferred stock were accrued, and costs relating to the bankruptcy proceeding and interest earned on accumulating cash resulting from the bankruptcy proceeding have been reported as reorganization items in the accompanying statements of operations.

     Common stock and per share data for all periods presented have been restated to reflect the seven for one reverse stock split mandated by the Joint Plan in the fourth quarter of 2000.

     The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.

     The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. Such capitalized costs include salary and related benefits of individuals directly involved in the Company's acquisition, exploration and development activities based on the percentage of their time devoted to such activities. These costs totaled approximately $281,000 and $330,000, respectively, for the six months ended June 30, 2000 and 2001. These costs totaled approximately $125,000 and $165,000, respectively, for the three months ended June 30, 2000 and 2001.

     Overhead reimbursements received from joint interest partners which are included as a reduction of general and administrative expense totaled approximately $281,000 and $212,000, respectively, for the six months ended June 30, 2000 and 2001. These costs totaled $138,000 and $106,000, respectively, for the three months ended June 30, 2000 and 2001.

3. HEDGING ACTIVITIES

     As of July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so the type of hedge.

     In February 2001, the Company entered into a six month no-cost crude oil collar with Enron North America Corp. ("Enron") covering 1,500 barrels of oil a day from the effective date of April 1, 2001 through

                          NATIONAL ENERGY GROUP, INC.

September 30, 2001 ("Enron Collar"). The Enron Collar has a floor price of $26.00 per barrel and a ceiling price of $29.72 per barrel. At the end of each month, if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the Floor Price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the Ceiling Price, the Company will pay the difference to Enron. If the Floating Price is between the Floor Price and the Ceiling Price, payments are not required by either party. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. The Company did not designate the Enron Collar as a hedge. Changes in the fair value of the derivative contract prior to settlement will be reported as a component of other income or loss. In connection with entry into this agreement, the Company paid a refundable security deposit of $500,000 to Enron.

     In March 2001, the Company entered into a natural gas Commodity Swap agreement with Enron covering the period from the effective date of April 1, 2001 through December 31, 2004 (the "Astral March Natural Gas Swap"). The Astral March Natural Gas Swap was entered into on behalf of Astral to hedge the price received for production from the oil and natural gas properties the Company is managing for Astral. Astral has agreed to reimburse the Company for any losses under the Astral March Natural Gas Swap, and the Company will remit any gains to Astral. The Astral March Natural Gas Swap covers 126,000 Mmbtu per month at a fixed price of $5.35 per Mmbtu for April 1, 2001 through December 31, 2001, 125,000 Mmbtu per month at a fixed price of $4.69 per Mmbtu for January 1, 2002 through December 31, 2002, 116,000 Mmbtu per month at a fixed price of $4.21 per Mmbtu for January 1, 2003 through December 31, 2003 and 88,000 Mmbtu per month at a fixed price of $4.16 per Mmbtu for January 1, 2004 through December 31, 2004. Based on the terms of the Astral March Natural Gas Swap, at the end of each month, if the Floating Price (defined as the average of the last three daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of natural gas shall not take place or be required of either party and all transactions will be cash settled.

     In March 2001, the Company entered into four crude oil Commodity Swap agreements with Enron. This Commodity Swap was entered into on behalf of Astral to hedge the price received for production from the oil and natural gas properties the Company is managing for Astral. Astral has agreed to reimburse the Company for any losses under this agreement, and the Company will remit any gains to Astral. The first agreement covers 10,094 barrels of oil per month from the effective date of April 1, 2001 through December 31, 2001 for a fixed price of $26.30 per barrel. The second agreement covers 13,730 barrels of oil per month from the effective date of January 1, 2002 through December 31, 2002 for a fixed price of $24.10 per barrel. The third agreement covers 11,800 barrels of oil per month from the effective date of January 1, 2003 through December 31, 2003 for a fixed price of $22.24 per barrel. The fourth agreement covers 9,100 barrels of oil per month from the effective date of January 1, 2004 through December 31, 2004 for a fixed price of $21.69 per barrel. These four contracts are collectively referred to as the "Astral March Oil Swaps." Based on the terms of the Astral March Oil Swaps, at the end of each month, if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled.

     In connection with entry into the Astral March Oil Swaps and the Astral March Natural Gas Swap, the Company paid a refundable security deposit of $6.0 million to Enron. Arnos reimbursed this $6.0 million to the Company in May 2001.

     In June 2001, Astral assigned to the Company an oil Commodity Swap agreement (the "Astral June Oil Swap") with Enron that Astral assumed with the purchase of certain oil and gas assets expected to be contributed to the LLC. Astral has agreed to reimburse the company for any losses under this agreement, and

                          NATIONAL ENERGY GROUP, INC.

the Company will remit any gains to Astral. The Astral June Oil Swap covers 190 barrels of oil per day from the effective date of June 1, 2001 through December 31, 2001 at a fixed price of $17.37 per barrel. Based on the terms of the Astral June Oil Swap, at the end of each month, if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled.

     In June 2001, Astral assigned to the Company three natural gas Commodity Swap agreements with Enron that Astral assumed with the purchase of certain oil and gas assets expected to be contributed to the LLC (the "Astral June Natural Gas Swap"). Astral has agreed to reimburse the Company for any losses under the Astral June Natural Gas Swap, and the Company will remit any gains to Astral. The Astral June Natural Gas Swap covers 46,000 Mmbtu per month at a fixed price of $2.53 per Mmbtu for July 1, 2001 through December 31, 2001, 28,000 Mmbtu per month at a fixed price of $2.46 per Mmbtu for the period July 1, 2001 through December 31, 2001, and 37,000 Mmbtu per month at a fixed price of $2.70 per Mmbtu for the period January 1, 2002 through December 31, 2002. Based on the terms of the Astral June Natural Gas Swap at the end of each month, if the Floating Price (defined as the Houston Ship Channel/Beaumont, Texas index located in the first issue of Inside F.E.R.C. Gas Market Report published during the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of natural gas shall not take place or be required of either party and all transactions will be cash settled.

     At June 30, 2001, the Company recorded a current hedge asset of $117,651 as a result of the Company's Enron Collar. The Astral March Oil Swaps, Astral March Natural Gas Swap, Astral June Oil Swap and the Astral June Natural Gas Swap were entered into on behalf of Astral and any gains and losses belong to Astral. As a result, changes in the fair value of these derivative contracts prior to settlement will be reported as either a payable to, or receivable from Astral. The Company recorded an additional current hedge asset of $932,407 and a noncurrent hedge asset of $2,274,274 as a result of the hedge agreements entered into with Enron on behalf of Astral. The Company also recorded a current payable to Astral of $932,407 and a long-term payable of $2,274,274 to Astral to reflect the increase in fair value of the associated derivative contracts.

4. ACQUISITIONS AND DISPOSALS

     The Shell Bayou Sorrel field located in Iberville Parish Louisiana, was determined to be a nonstrategic property by the Company, and in January 2001 the Company sold all the wells in this field for $750,000 in cash.

     In the first quarter of 2001, the Company purchased additional working interests in the Goldsmith Adobe unit ("GAU") for approximately $2.3 million. As a result of these acquisitions, the Company now owns a 99.9% working interest in the GAU.

5. COVENANT VIOLATION

     The Company was in violation of the minimum interest coverage ratio at June 30, 2001 under its credit facility with Arnos. The Company obtained a default waiver from Arnos through December 31, 2001 with respect to this valuation. Arnos also extended the maturity date of the credit facility through December 31, 2001 at the same time the default waiver was granted.

6. SUBSEQUENT EVENT

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of Reinstated Interest for $10.5 million. The Company paid two Arnos affiliates

                          NATIONAL ENERGY GROUP, INC.

approximately $.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001 to the date of redemption. As this was a partial redemption of the senior notes, it will be accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the bonds. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court") entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceeding"). On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the "Joint Plan") jointly proposed by the Company and the official committee of unsecured creditors. The Joint Plan became effective on August 4, 2000 (the "Effective Date") and the Company expects the Bankruptcy Court to enter a Final Decree before the end of 2001 closing the Bankruptcy Proceeding.

     As prescribed in the Joint Plan, the Company made payment to administrative, tort claimants and trade creditors for all nondisputed allowed claims and Arnos Corp., an affiliate of the Company's largest stockholder ("Arnos"), caused distribution of funds held in the registry of the Bankruptcy Court to be paid to the other senior noteholders. Certain other claims disputed by the Company were subsequently settled or adjudicated by the Bankruptcy Court. On June 29, 2001, the Bankruptcy Court entered an order approving a settlement, which included mutual releases of all claims and causes of action between and among the Company, its shareholders, officers and directors, Andrews & Kurth LLP (together with certain members of the committee of Unsecured Creditors) and the Creditors Trust Joint Plan Trustee.

     In accordance with the Joint Plan, the reorganized Company is to contribute all or substantially all of its operating properties to a limited liability company ("LLC") in exchange for an initial 50% equity interest in such LLC and, as such, will become a holding company. The timing of the contribution of the Company's properties is uncertain. Arnos or other designated entity, will also contribute cash or other assets to this LLC in exchange for the remaining initial 50% equity interest in such LLC. The Company has agreed to manage certain oil and natural gas assets purchased by Astral Gas Corp. ("Astral"), a wholly owned subsidiary of Arnos which are expected to be contributed by Arnos to the LLC. To date the Company has recorded $146,000 in current receivables for reimbursement of certain expenditures made on behalf of Astral. The Company will also manage all other assets contributed by Arnos or its affiliates to the LLC.

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

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of Reinstated Interest for $10.5 million. The Company paid Arnos approximately $.4 million in current interest on the redeemed senior note obligations at the date of redemption. This represents interest from the last semi-annual interest payment date of May 1, 2001 to the date of redemption. As this was a partial redemption of the senior notes, it will be accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the bonds. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

     The Company remains highly leveraged after confirmation of the Joint Plan. At June 30, 2001, the Company's ratio of total indebtedness to total capitalization was 193%. The Company's revenues, profitability and ability to repay its indebtedness and related interest charges are highly dependent upon prevailing prices for oil and natural gas. As the Company produces more natural gas than oil, it faces more risk related to fluctuations in natural gas prices. A sustained period of depressed oil and natural gas prices could have a material adverse effect on the Company's results of operations and financial condition. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control. These factors include seasonal price fluctuation, the condition of the U.S. and global economies, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic and foreign governmental regulations, legislation and policies.

RECENT DRILLING ACTIVITY

     During 2001, the Company drilled 7 gross (6.9 net) operated development wells at its Goldsmith Adobe Unit ("GAU") located in West Texas, all of which were completed as commercially productive. The Company drilled 1 gross (.9 net) operated development well in the East Texas area which was completed as commercially productive. The Company drilled 1 gross (.1 net) nonoperated development well in the Mid-Continent Area, which was not completed as commercially productive. The Company drilled 1 gross (1 net) operated exploratory well and 2 gross (.4 net) nonoperated exploratory wells in South Louisiana, none of which were completed as commercially productive.

     The Company is currently drilling two gross (1.9 net) operated development wells at the GAU, 2 gross (1.9 net) operated development wells in East Texas, 1 gross (.1 net) nonoperated development well and 1 gross (.3 net) nonoperated exploratory well in the Mid-Continent area, 3 gross (.7 net) nonoperated exploratory wells in South Louisiana and 1 gross (.1 net) nonoperated exploratory well in the Mustang Island area.

RESULTS OF OPERATIONS

  Overview of Production, Sales and Unit Economics

     The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2000       2001      2000      2001
                                                 --------   --------   -------   -------
Net production:
  Oil (Mbbls)..................................      218        170        437       313
  Natural gas (Mmcf)...........................    1,829      1,654      3,711     3,206
  Natural gas equivalent (Mmcfe)...............    3,135      2,671      6,333     5,082
Oil and natural gas sales (in thousands):
  Oil..........................................  $ 6,085    $ 4,579    $11,931   $ 8,930
  Natural gas..................................    6,241      7,498     11,117    17,796
                                                 -------    -------    -------   -------
          Total................................  $12,326    $12,077    $23,048   $26,726
                                                 =======    =======    =======   =======
Average sales price:
  Oil (per Bbl)................................  $ 27.91    $ 26.94    $ 27.30   $ 28.53
  Natural gas (per Mcf)........................     3.41       4.53       3.00      5.55
Unit economics (per Mcfe):
  Average sales price..........................  $  3.93    $  4.52    $  3.64   $  5.26
  Lease operating expenses.....................      .43        .52        .44       .55
  Oil and natural gas production taxes.........      .28        .24        .24       .26
  Depletion rate...............................      .86        .85        .86       .85
  General and administrative...................      .37        .58        .35       .52

  Three Months Ended June 30, 2000, Compared with Three Months Ended June 30,
  2001

     Revenues. Total revenues decreased $.2 million (1.6%) from $12.3 million for the second quarter of 2000 to $12.1 million for the second quarter of 2001. The decrease in revenues was due to the decrease in oil and natural gas production and the decrease in oil prices during the second quarter of 2001 offset, in part, by the increase in natural gas prices from the same period in 2000. Average oil prices decreased $.97 per barrel from $27.91 per barrel for 2000 to $26.94 per barrel for 2001 while average natural gas prices increased $1.12 per Mcf from $3.41 per Mcf for 2000 to $4.53 per Mcf for 2001.

     The Company produced 218 Mbbls of oil during the second quarter of 2000 and 170 Mbbls of oil in the second quarter of 2001, a decrease of 22.0%. The Company produced 1,829 Mmcf of natural gas during the second quarter of 2000 and 1,654 Mmcf of natural gas during the second quarter of 2001, a decrease of 9.6%. The decrease in oil production is primarily due to one well in South Louisiana that was shut-in the entire period. A sidetrack is currently being performed as a result of a casing collapse and production is expected to return to production levels prior to the casing collapse. Increased production from new wells drilled in the second half of 2000 and in the first half of 2001 has offset any natural production declines and loss of production from wells sold in 2000. The decrease in gas production is due to natural decline in production, wells sold in the second half of 2000 and the shut-in well in South Louisiana. These natural gas declines were partially offset by increased production from new wells drilled.

     Costs and Expenses. Lease operating expenses increased $.1 million (7.7%) from $1.3 million for the three months ended June 30, 2000 to $1.4 million for the same period in 2001. Lease operating expenses per Mcfe increased $.09 from $.43 for 2000 to $.52 in 2001 due to the decline in overall production.

     Oil and natural gas production taxes decreased $.3 million (33.3%) from $.9 million for the three months ended June 30, 2000 to $.6 million for the same period in 2001. This decrease is the direct result of the decline in overall production and revenue in 2001.

     Depreciation, depletion and amortization decreased $.5 million (17.2%) from $2.9 million for the three months ended June 30, 2000 to $2.4 million for the same period in 2001. This decrease was primarily due to the decline in overall production.

     General and administrative costs increased $.4 million (36.4%) from $1.1 million for the three months ended June 30, 2000 to $1.5 million for the same period in 2001. The increase is the result of $.3 million in management bonuses due to the Company's successful closing of the Bankruptcy Proceeding. As discussed in Note 2 to the Consolidated Financial Statements, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.1 million and $.2 million, respectively, for the three months ended June 30, 2000 and 2001.

     Other Income and Expenses. The $5.1 million increase in interest expense from $.6 million for the six months ended June 30, 2000 to $5.7 million for the same period in 2001 was due primarily to interest expense on the senior notes that began accruing upon confirmation of the Joint Plan. The Company is accruing interest on the revised senior note obligation amount at December 31, 2000 of $210.8 million (See Note 1 to the Consolidated Financial Statements). Approximately $4.4 million additional interest expense would have been recognized by the Company for the three months ended June 30, 2000 if not for the discontinuation of the interest accrual on the Company's senior notes during the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. The weighted average interest rate for the three months ended June 30, 2000 was 9.6% compared to 10.75% for the same period in 2001.

     Reorganization Items. The Company incurred $.4 million and earned $.6 million for professional fees and other expenses associated with the Bankruptcy Proceeding for the three months ended June 30, 2000 and 2001, respectively. The Company earned $.4 million in interest income on cash accumulating during the Bankruptcy Proceeding for the three months ended June 30, 2000.

     Net Income. Net income of $5.5 million was recognized for the three months ended June 30, 2000, compared with net income of $.7 million for the comparable 2001 period. Net income for the second quarter of 2000 (i) excludes $4.4 million in additional interest expense on the Company's senior notes not accrued during the Bankruptcy Proceeding, (ii) includes expenses of $.4 million, relating to the Bankruptcy Proceeding and (iii) includes $.4 million in interest income on cash accumulating during the Bankruptcy Proceeding. The second quarter of 2001 includes income of $.6 million related to the Bankruptcy Proceeding. Excluding the effects of these amounts, net income of $1.1 million would have been recognized for the three months ended June 30, 2000 compared to net income of $.1 million for the same period in 2001.

  Six Months Ended June 30, 2000, Compared with Six Months Ended June 30, 2001

     Revenues. Total revenues increased $3.7 million (16.1%) from $23.0 million for the six months ended June 30, 2000 to $26.7 million for the same period of 2001. The increase in revenues was due to the increase in oil and natural gas prices during the first six months of 2001 offset, in part, by the decrease in production from the same period in 2000. Average oil prices increased $1.23 per barrel from $27.30 per barrel for 2000 to $28.53 per barrel for 2001 while average natural gas prices increased $2.55 per Mcf from $3.00 per Mcf for 2000 to $5.55 per Mcf for 2001.

     The Company produced 437 Mbbls of oil during the six months ended June 30, 2000 and 313 Mbbls of oil in the same period of 2001, a decrease of 28.4%. The Company produced 3,711 Mmcf of natural gas during the six months ended June 30, 2000 and 3,206 Mmcf of natural gas during the same period of 2001, a decrease of 13.6%. The decrease in oil production is primarily due to one well in South Louisiana that was shut-in the entire period. A sidetrack is currently being performed as a result of a casing collapse and production is expected to return to production levels prior to the casing collapse. Increased production from new wells drilled in the second half of 2000 and in the first half of 2001 has offset any natural production declines and loss of production from wells sold in 2000. The decrease in gas production is due to natural decline in production, wells sold in the second half of 2000 and the shut-in well in South Louisiana. These natural gas declines were partially offset by increased production from new wells drilled.

     Costs and Expenses. Lease operating expenses remained constant at $2.8 million for the six months ended June 30, 2000 and 2001. Lease operating expenses per Mcfe increased $.11 from $.44 for 2000 to $.55 in 2001 due to the decline in overall production.

     Oil and natural gas production taxes decreased $.2 million (13.3%) from $1.5 million for the six months ended June 30, 2000 to $1.3 million for the same period in 2001. This decrease is the direct result of the decreased oil and natural gas production in 2001.

     Depreciation, depletion and amortization decreased $1.2 million (20.7%) from $5.8 million for the six months ended June 30, 2000 to $4.6 million for the same period in 2001. This decrease was primarily due to the decline in overall production.

     General and administrative costs increased $.5 million (22.7%) from $2.2 million for the six months ended June 30, 2000 to $2.7 million for the same period in 2001. The increase is the result of $.3 million in management bonuses due to the Company's successful closing of the Bankruptcy Proceeding. As discussed in Note 2 to the Consolidated Financial Statements, the Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.3 million for the six months ended June 30, 2000 and 2001.

     Other Income and Expenses. The $10.2 million increase in interest expense from $1.2 million for the six months ended June 30, 2000 to $11.4 million for the same period in 2001 was due primarily to interest expense on the senior notes that began accruing upon confirmation of the Joint Plan. The Company is accruing interest on the revised senior note obligation amount at December 31, 2000 of $210.8 million (See Note 1 of the Consolidated Financial Statements). Approximately $8.9 million additional interest expense would have been recognized by the Company for the six months ended June 30, 2000 if not for the discontinuation of the interest accrual on the Company's senior notes during the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. The weighted average interest rate for the six months ended June 30, 2000 was 9.3% compared to 10.75% for the same period in 2001.

     Reorganization Items. The Company incurred $.6 million and earned $.5 million for professional fees and other expenses associated with the Bankruptcy Proceeding for the six months ended June 30, 2000 and 2001, respectively. The Company earned $.9 million in interest income on cash accumulating during the Bankruptcy Proceeding for the six months ended June 30, 2000.

     Net Income. Net income of $9.9 million was recognized for the six months ended June 30, 2000, compared with net income of $4.3 million for the comparable 2001 period. Net income for the first six months of 2000 (i) excludes $8.9 million in additional interest expense on the Company's senior notes not accrued during the Bankruptcy Proceeding, (ii) includes expenses of $.6 million, relating to the Bankruptcy Proceeding and (iii) includes $.9 million in interest income on cash accumulating during the Bankruptcy Proceeding. The first six months of 2001 includes income of $.5 million related to the Bankruptcy Proceeding. Excluding the effects of these amounts, net income of $.7 million would have been recognized for the six months ended June 30, 2000 compared to net income of $3.9 million for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

  Six Months Ended June 30, 2000, Compared with Six Months Ended June 30, 2000

     Net cash provided by operating activities was $15.0 million for 2000, compared to net cash provided by operating activities of $11.3 million for 2001. The decrease in cash flows from operating activities is primarily due to decreased income from operations before non-cash charges, resulting from additional interest expense due to the revised obligation amount of the senior notes (See Note 1 of the Consolidated Financial Statements).

     Net cash used in investing activities was $.8 million for 2000 compared with $21.8 million for 2001. The cash used by investing activities for 2000 included $1.5 million of expenditures related to drilling, workovers, recompletions and other production enhancement activities compared with $22.5 million for 2001 for the same activities as well as the additional interests acquired in the GAU.

     Net cash used in financing activities in 2001 consisted of repayment of the outstanding borrowings of $25 million under the credit facility. There was no cash used in financing activities in 2000.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

     The $25.0 million outstanding under the Company's existing credit facility was paid in January 2001. The credit facility will remain in place under existing terms until new terms are agreed upon between the Company and Arnos. However, Arnos has extended the maturity date on the credit facility to December 31, 2001 and waived the covenant violation at June 30, 2001.

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

     The Company was in violation of the minimum interest coverage ratio at June 30, 2001 under its credit facility with Arnos. The Company obtained a default waiver from Arnos through December 31, 2001 with respect to this violation. Arnos also extended the maturity date of the credit facility through December 31, 2001 at the same time the default waiver was granted.

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of Reinstated Interest for $10.5 million. The Company paid two Arnos affiliates approximately $.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001 to the date of redemption. As this was a partial redemption of the senior notes, it will be accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the bonds. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

     Should the Company be unable to access the capital markets or should sufficient capital not be available, the development and exploration of the Company's properties could be delayed or reduced and, accordingly, oil and natural gas revenues and operating results could be adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of June 30, 2001 there is no impact to the Company's financial statements as we have not entered into any business combinations and have not acquired goodwill.

     Also, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which establishes requirements for the accounting of removal-type costs associated with asset retirements. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

CHANGES IN PRICES

     Oil and natural gas prices are subject to numerous factors that are beyond the Company's ability to control or predict, including seasonal price fluctuation, the condition of the U.S. and global economies, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic and foreign governmental regulations, legislation and policies.

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during the six months ended June 30, 2000 and 2001.

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

     In March 2001, the Company entered into a natural gas Commodity Swap agreement with Enron covering the period from the effective date of April 1, 2001 through December 31, 2004 (the "Astral March Natural Gas Swap"). The Astral March Natural Gas Swap was entered into on behalf of Astral to hedge the price received for production from the oil and natural gas properties the Company is managing for Astral. Astral has agreed to reimburse the Company for any losses under the Astral March Natural Gas Swap, and the Company will remit any gains to Astral. The Astral March Natural Gas Swap covers 126,000 Mmbtu per month at a fixed price of $5.35 per Mmbtu for April 1, 2001 through December 31, 2001, 125,000 Mmbtu per month at a fixed price of $4.69 per Mmbtu for January 1, 2002 through December 31, 2002, 116,000 Mmbtu per month at a fixed price of $4.21 per Mmbtu for January 1, 2003 through December 31, 2003 and 88,000 Mmbtu per month at a fixed price of $4.16 per Mmbtu for January 1, 2004 through December 31, 2004. Based on the terms of the Astral March Natural Gas Swap, at the end of each month, if the Floating Price (defined as the average of the last three daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of natural gas shall not take place or be required of either party and all transactions will be cash settled.

     In March 2001, the Company entered into four crude oil Commodity Swap agreements with Enron. This Commodity Swap was entered into on behalf of Astral to hedge the price received for production from the oil and natural gas properties the Company is managing for Astral. Astral has agreed to reimburse the Company for any losses under this agreement, and the Company will remit any gains to Astral. The first agreement covers 10,094 barrels of oil per month from the effective date of April 1, 2001 through December 31, 2001 for a fixed price of $26.30 per barrel. The second agreement covers 13,730 barrels of oil per month from the effective date of January 1, 2002 through December 31, 2002 for a fixed price of $24.10 per barrel. The third agreement covers 11,800 barrels of oil per month from the effective date of January 1, 2003 through December 31, 2003 for a fixed price of $22.24 per barrel. The fourth agreement covers 9,100 barrels of oil per month from the effective date of January 1, 2004 through December 31, 2004 for a fixed price of $21.69 per barrel. These four contracts are collectively referred to as the "Astral March Oil Swaps." Based on the terms of the Astral March Oil Swaps, at the end of each month, if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled.

     In June 2001, Astral assigned to the Company an oil Commodity Swap agreement (the "Astral June Oil Swap") with Enron that Astral assumed with the purchase of certain oil and gas assets expected to be contributed to the LLC. Astral has agreed to reimburse the company for any losses under this agreement, and the Company will remit any gains to Astral. The Astral June Oil Swap covers 190 barrels of oil per day from the effective date of June 1, 2001 through December 31, 2001 at a fixed price of $17.37 per barrel. Based on the terms of the Astral June Oil Swap, at the end of each month, if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled.

     In June 2001, Astral assigned to the Company three natural gas Commodity Swap agreements with Enron that Astral assumed with the purchase of certain oil and gas assets expected to be contributed to the LLC (the "Astral June Natural Gas Swap"). Astral has agreed to reimburse the Company for any losses under the Astral June Natural Gas Swap, and the Company will remit any gains to Astral. The Astral June Natural Gas Swap covers 46,000 Mmbtu per month at a fixed price of $2.53 per Mmbtu for July 1, 2001 through December 31, 2001, 28,000 Mmbtu per month at a fixed price of $2.46 per Mmbtu for the period July 1, 2001 through December 31, 2001, and 37,000 Mmbtu per month at a fixed price of $2.70 per Mmbtu for the period January 1, 2002 through December 31, 2002. Based on the terms of the Astral June Natural Gas Swap at the end of each month, if the Floating Price (defined as the Houston Ship Channel/Beaumont, Texas index located in the first issue of Inside F.E.R.C. Gas Market Report published during the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of natural gas shall not take place or be required of either party and all transactions will be cash settled.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a defendant in any material pending legal proceedings.

ITEM 5. OTHER INFORMATION

     The Company was in violation of the minimum interest coverage ratio at June 30, 2001 under its credit facility with Arnos. The Company obtained a default waiver from Arnos through December 31, 2001 with respect to this violation. Arnos also extended the maturity date of the credit facility through December 31, 2001 at the same time the default waiver was granted.

     Jim David resigned as an officer and director of the Company, effective August 7, 2001. Mr. David cited personal reasons for his resignation and stated that he had no disagreement with management or the Board of Directors with respect to the business, financial reporting or operations of the Company.

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

                                            NATIONAL ENERGY GROUP, INC


              By: /s/ BOB G. ALEXANDER                 President and Chief Executive    August 14, 2001
  -------------------------------------------------      Officer
                  Bob G. Alexander

              By: /s/ RANDALL D. COOLEY                Vice President and Chief         August 14, 2001
  -------------------------------------------------      Accounting Officer
                  Randall D. Cooley

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Joint Plan of Reorganization Under Chapter 11 of the
                            Bankruptcy Code for National Energy Group, Inc. and
                            Boomer Marketing Corporation dated May 12, 2000(1)
          2.3            -- Order of Bankruptcy Court Confirming Joint Plan of
                            Reorganization and Fixing Deadlines for Filing
                            Administrative Claims, Fee Claims and Rejections
                            Claims(2)
          3.1            -- Restated Certificate of Incorporation filed with the
                            Secretary of the State of Delaware on October 16, 2000(3)
          3.2            -- By-laws of the Company(4)
          4.1            -- Indenture dated as of November 1, 1996, among the
                            Company, National Energy Group of Oklahoma, Inc.,
                            formerly NEG-OK, and BankOne, Columbus, N.A.(5)
          4.2            -- Indenture dated August 21, 1997, among the Company and
                            Bank One, N.A.(6)
          4.3            -- Instrument of Resignation, Appointment and Acceptance,
                            dated October 23, 1998, between the Company, Bank One,
                            Texas, N.A. and Norwest Bank Minnesota, N.A.(7)
         10.1            -- Crude Oil Purchase Contract, dated February 8, 1993,
                            between the Company and Plains Marketing and
                            Transportation Inc. and the predecessor contract, the
                            Crude Oil Purchase Contract, dated November 12, 1991,
                            between Sunnybrook, Transmission, Inc. and TriSearch
                            Inc.(8)
         10.5            -- Restated Loan Agreement dated August 29, 1996 among Bank
                            One and Credit Lyonnais New York Branch ("Credit
                            Lyonnais") and the Company, NEG-OK and Boomer Marketing
                            Corporation("Boomer")(9)
         10.6            -- $50,000,000 Revolving Note dated August 29, 1996 payable to Bank One(9)
         10.7            -- $50,000,000 Revolving Note dated August 29, 1996 payable to Credit Lyonnais(9)
         10.8            -- Assignment of $50,000,000 Revolving Note to Arnos Corp.
                            from Bank One, Texas, N.A.(10)
         10.9            -- Assignment of $50,000,000 Revolving Note to Arnos Corp.
                            from Credit Lyonnais New York Branch(10)
         10.10           -- Unlimited Guaranty of NEG-OK dated August 29, 1996 for
                            the benefit of Bank One(9)
         10.11           -- Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(9)
         10.12           -- Unlimited Guaranty of Boomer dated August 29, 1996 for
                            the benefit of Bank One(9)
         10.13           -- Unlimited Guaranty of Boomer dated August 29, 1996 for
                            the benefit of Credit Lyonnais(9)
         10.14           -- First Amendment to Restated Loan Agreement dated October
                            31, 1996 among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(11)
         10.15           -- Second Amendment to Restated Loan Agreement dated October
                            31, 1996, among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(12)
         10.16           -- Third Amendment to Restated Loan Agreement dated October
                            31, 1996, among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(12)
         10.17           -- Fourth Amendment to Restated Loan Agreement dated October
                            31, 1996, among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(12)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.18           -- Multi-State Assignment Agreement dated December 22, 1998 between Bank One, Texas, N.A., Credit Lyonnais New York
                            Branch and Arnos Corp.(13)
         10.19           -- Multi-State Assignment Agreement, LaFourche Parish,
                            Louisiana, dated December 22, 1998, between Bank
                            One,Texas, N.A., Credit Lyonnais New York Branch and
                            Arnos Corp.(10)
         10.20           -- Multi-State Assignment Agreement, Iberville Parish,
                            Louisiana, dated December 22, 1998, between Bank One,
                            Texas, N.A., Credit Lyonnais New York Branch and Arnos
                            Corp.(10)
         10.21           -- Oklahoma Assignment Agreement, dated December 22, 1998, between Bank One, Texas, N.A., Credit Lyonnais New York
                            Branch and Arnos Corp.(10)
         10.22           -- Crude Oil Swap agreement among Enron North America Corp.
                            and the Company covering, April 1, 2001 through December
                            31, 2001(14)
         10.23           -- Crude Oil Swap agreement among Enron North America Corp.
                            and the Company covering January 1, 2002 through December
                            31, 2002(14)
         10.24           -- Crude Oil Swap agreement among Enron North America Corp.
                            and the Company covering January 1, 2003 through December
                            31, 2003(14)
         10.25           -- Crude Oil Swap agreement among Enron North America Corp.
                            and the Company covering January 1, 2004 through December
                            31, 2004(14)
         10.26           -- Natural Gas Swap agreement among Enron North America Corp and the Company covering April 1, 2001 through December
                            31, 2004(14)
         10.27           -- Crude Oil Swap agreement among Enron North America Corp.
                            and the Company covering June 1, 2001 through December
                            31, 2001(15)
         10.28           -- Natural Gas Swap agreement among Enron North America
                            Corp. and the Company covering June 1, 2001 through
                            December 31, 2002(15)
         10.29           -- Fifth Amendment to Restated Loan Agreement dated August
                            1, 2001, among the Company and Arnos Corp.(15)
         10.30           -- Debt Purchase Agreement dated August 1, 2001 between the
                            Company and High River Limited Partnership.(15)
         10.31           -- Debt Purchase Agreement dated August 1, 2001 between the
                            Company and High Coast Limited Partnership.(15)

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

(15) Filed herewith.