Form 10-Q
period 2001-09-30
NATIONAL ENERGY GROUP INC
filed 2001-11-14
CIK 870756

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     11,190,650 shares of the registrant's Common Stock, $0.01 par value, were outstanding on November 12, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets at December 31, 2000 and
         September 30, 2001 (Unaudited)..............................      1
         Consolidated Statements of Operations for the three and nine
         months ended September 30, 2000 and 2001 (Unaudited)........      2
         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2000 and 2001 (Unaudited)...............      3
         Consolidated Statement of Stockholders' Equity (Deficit) for
         the nine months ended September 30, 2001 (Unaudited)........      4
         Notes to Consolidated Financial Statements (Unaudited)......      5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     12
Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     18
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     21
Item 4.  Submission of Matters to a Vote of Security Holders.........     21
Item 5.  Other Information...........................................     21
Item 6.  Exhibits and Reports on Form 8-K............................     21

                          NATIONAL ENERGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  2000            2001
                                                              -------------   -------------
                                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $  43,327,755   $  4,260,653
  Accounts receivable -- oil and natural gas sales..........      7,516,321             --
  Accounts receivable -- joint interest and other...........        530,962             --
  Accounts receivable -- affiliates.........................             --      7,535,141
  Drilling prepayments......................................      1,119,470             --
  Other.....................................................      1,375,941             --
                                                              -------------   ------------
          Total current assets..............................     53,870,449     11,795,794
Oil and natural gas properties, at cost (full cost method):
  Subject to ceiling limitation.............................    340,509,044             --
  Accumulated depreciation, depletion, and amortization.....   (276,731,307)            --
                                                              -------------   ------------
  Net oil and natural gas properties........................     63,777,737             --
Other property and equipment................................      2,742,689             --
  Accumulated depreciation..................................     (1,835,708)            --
                                                              -------------   ------------
  Net other property and equipment..........................        906,981             --
Other assets and deferred charges, net......................         98,996             --
Investment in NEG Holding LLC...............................             --     93,754,915
Deferred tax asset..........................................             --     31,582,513
                                                              -------------   ------------
          Total assets......................................  $ 118,654,163   $137,133,222
                                                              =============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable -- trade.................................  $   2,572,872   $         --
  Accounts payable -- revenue...............................      3,482,005             --
  Accrued interest on senior notes..........................      2,961,018      6,717,114
  Credit facility...........................................     25,000,000     10,939,750
  Other.....................................................         19,605             --
                                                              -------------   ------------
          Total current liabilities.........................     34,035,500     17,656,864
Long term liabilities:
  Senior notes..............................................    165,000,000    148,637,000
  Long-term interest payable on senior notes................     45,822,147     44,727,762
  Deferred gain on senior note redemption...................             --     10,360,318
  Gas balancing.............................................        967,201             --
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.01 par value:
     Authorized shares -- 100,000,000; Issued and
       outstanding shares -- 11,190,650 at December 31, 2000
       and September 30, 2001...............................        111,907        111,907
  Additional paid-in capital................................    115,554,427    123,020,121
  Accumulated deficit.......................................   (242,837,019)  (207,380,750)
                                                              -------------   ------------
          Total stockholders' equity (deficit)..............   (127,170,685)   (84,248,722)
                                                              -------------   ------------
          Total liabilities and shareholders' equity
            (deficit).......................................  $ 118,654,163   $137,133,222
                                                              =============   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                          --------------------------   ---------------------------
                                              2000          2001           2000           2001
                                          ------------   -----------   ------------   ------------
Revenues:
  Oil and natural gas sales.............  $ 13,895,191   $ 6,449,360   $ 36,942,889   $ 33,175,563
  Accretion of Investment in NEG Holding
    LLC.................................            --     2,309,542             --      2,309,542
  Management fee........................            --       651,912             --        651,912
                                          ------------   -----------   ------------   ------------
         Total revenue..................    13,895,191     9,410,814     36,942,889     36,137,017
Cost and expenses:
  Lease operating.......................     1,423,250     1,056,660      4,179,696      3,873,672
  Oil and natural gas production
    taxes...............................       794,946       367,989      2,305,059      1,694,860
  Depreciation, depletion, and
    amortization........................     2,707,149     1,609,080      8,486,919      6,162,698
  General and administrative............     1,100,517     1,410,725      3,346,238      4,066,394
                                          ------------   -----------   ------------   ------------
         Total costs and expenses.......     6,025,862     4,444,454     18,317,912     15,797,624
                                          ------------   -----------   ------------   ------------
Operating income........................     7,869,329     4,966,360     18,624,977     20,339,393
Other income (expense):
Interest expense........................    (3,436,145)   (5,136,129)    (4,598,311)   (16,539,794)
Interest income and other, net..........       409,496      (197,944)       409,496       (348,033)
                                          ------------   -----------   ------------   ------------
Income (loss) before reorganization
  items and income taxes................     4,842,680      (367,713)    14,436,162      3,451,566
Reorganization items:
  Professional fees and other...........      (440,366)      (26,666)    (1,015,712)       433,647
  Interest earned on accumulating cash
    resulting from Chapter 11
    proceedings.........................       198,272            --      1,064,688             --
                                          ------------   -----------   ------------   ------------
Income (loss) before income taxes.......     4,600,586      (394,379)    14,485,138      3,885,213
Income tax benefit......................            --    31,582,513             --     31,582,513
                                          ------------   -----------   ------------   ------------
Income before extraordinary item........     4,600,586    31,188,134     14,485,138     35,467,726
Extraordinary loss on discharge of
  indebtedness..........................   (33,444,309)           --    (33,444,309)       (11,457)
                                          ------------   -----------   ------------   ------------
Net income (loss).......................  $(28,843,723)  $31,188,134   $(18,959,171)  $ 35,456,269
                                          ============   ===========   ============   ============
Earnings per common share, basic and
  diluted:
  Income before extraordinary item......  $        .73   $      2.79   $       2.43   $       3.17
  Loss on discharge of indebtedness.....         (5.33)           --          (5.60)          (.00)
                                          ------------   -----------   ------------   ------------
  Net income (loss) per common share....  $      (4.60)  $      2.79   $      (3.17)  $       3.17
                                          ============   ===========   ============   ============
Weighted average number of common shares
  outstanding...........................     6,269,786    11,190,650      5,970,674     11,190,650
                                          ============   ===========   ============   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2000           2001
                                                              ------------   ------------
Operating Activities
  Net income (loss).........................................  $(18,959,171)  $ 35,456,269
  Loss on discharge of indebtedness.........................    33,444,309             --
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Accretion of Investment in NEG Holding LLC.............            --     (2,309,542)
     Deferred gain amortization.............................            --       (339,682)
     Deferred income tax benefit............................            --    (31,582,513)
     Depreciation, depletion, and amortization..............     8,486,919      6,162,698
     Amortization of deferred compensation..................        38,167             --
     Change in fair value of derivative contract............            --        716,454
     Common stock, options, and warrants issued for
       services.............................................         3,515             --
     Other..................................................        52,428             --
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (2,285,578)     3,254,478
       Drilling prepayments.................................            --       (406,322)
       Oil and natural gas derivative deposit...............            --       (500,000)
       Other current assets.................................        43,046        326,921
       Accounts payable and accrued liabilities.............       (53,611)     5,554,490
                                                              ------------   ------------
          Net cash provided by operating activities.........    20,770,024     16,333,251
                                                              ------------   ------------
Investing Activities
  Oil and natural gas acquisition, exploration, and
     development expenditures...............................    (7,841,295)   (27,363,808)
  Purchases of other property and equipment.................      (187,303)            --
  Proceeds from sales of oil and natural gas properties.....     1,012,856        931,744
  Proceeds from sales of marketable securities..............       413,147             --
  Purchases of other long-term assets.......................      (226,550)       (29,056)
  Investment in NEG Holding LLC.............................            --     (4,378,983)
                                                              ------------   ------------
          Net cash used in investing activities.............    (6,829,145)   (30,840,103)
                                                              ------------   ------------
Financing activities Repayment of credit facility...........            --    (25,000,000)
  Proceeds from credit facility.............................            --     10,939,750
  Repayment of senior notes.................................                  (10,500,000)
                                                              ------------   ------------
          Net cash used in financing activities.............            --    (24,560,250)
                                                              ------------   ------------
Increase (decrease) in cash and cash equivalents............    13,940,879    (39,067,102)
Cash and cash equivalents and beginning of period...........    29,216,751     43,327,755
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $ 43,157,630   $  4,260,653
                                                              ============   ============
Supplemental cash flow information
  Interest paid in cash.....................................  $  1,971,055   $  9,590,350
                                                              ============   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                COMMON STOCK                                               TOTAL
                            ---------------------     ADDITIONAL       ACCUMULATED     STOCKHOLDERS'
                              SHARES      AMOUNT    PAID-IN CAPITAL      DEFICIT      EQUITY (DEFICIT)
                            ----------   --------   ---------------   -------------   ----------------
Balance at December 31,
  2000....................  11,190,650   $111,907    $115,554,427     $(242,837,019)   $(127,170,685)
  Investment in NEG
     Holding
     LLC -- effective date
     to closing date
     adjustments..........          --         --       7,465,694                --        7,465,694
  Net income..............          --         --              --        35,456,269       35,456,269
                            ----------   --------    ------------     -------------    -------------
Balance at September 30,
  2001....................  11,190,650   $111,907    $123,020,121     $(207,380,750)   $ (83,248,722)
                            ==========   ========    ============     =============    =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2001

1. SETTLEMENT OF BANKRUPTCY CASE AND FORMATION OF LIMITED LIABILITY COMPANY

     On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court") entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceeding"). On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the "Plan of Reorganization") jointly proposed by the Company and the official committee of unsecured creditors, which Plan of Reorganization became effective on August 4, 2000. Accordingly, the Company has effectively settled all matters relating to the Bankruptcy Proceeding.

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and gas properties excluding cash of $4.3 million. In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners, an affiliate of the Company's largest stockholder ("Gascon"), contributed its sole membership interest in Shana National LLC, an oil and gas producing company, and cash, including a $10.9 million Revolving
Note issued to Arnos Corp., an affiliate of the Company's largest stockholder ("Arnos"), evidencing the borrowings under the Company's revolving credit facility. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. All of the oil and gas assets contributed by the Company and all of the oil and gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, but effective as of May 1, 2001.

     The Holding LLC Operating Agreement entered into on September 12, 2001, contains a provision that allows Gascon at any time, in its sole discretion, to redeem the Company's membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of the Company's operating assets and oil and gas properties have been contributed to Holding LLC, as noted above, following such a redemption, the Company's principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon and there follows a liquidation and distribution of the proceeds, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to the Company's shareholders. Following the payment of the Company's indebtedness and its operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to the Company's shareholders.

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization, the Company is a holding company of which (i) the principal assets are its remaining cash balances, accounts receivable from affiliates, deferred tax asset and its initial 50% membership interest in Holding LLC, and
(ii) the principal liabilities are the $10.9 million outstanding under its existing $25 million revolving credit facility with Arnos and its 10 3/4% senior notes and Reinstated Interest (defined below). None of the Company's employees have been transferred to Holding LLC or Operating LLC.

     Pursuant to the Plan of Reorganization, as of December 31, 2000 the Company reinstated $45.8 million of interest expense on the senior notes ("Reinstated Interest"). This Reinstated Interest consisted of $10.5 million of prepetition interest and $35.3 million of interest expense that did not accrue during the pendancy of the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. Accordingly, interest will accrue at 10.75% on the revised obligation amount at December 31, 2000 of $210.8 million pursuant to terms of the senior notes indenture. The Reinstated Interest plus interest accrued thereon becomes due in installments beginning in April 2003. The Company will continue to pay the semi-annual interest on

                          NATIONAL ENERGY GROUP, INC.

the original senior note face amount of $165 million. The senior note balance is $148.6 million as of September 30, 2001. (See Note 7 to the Consolidated Financial Statements).

     The Company remains highly leveraged after confirmation of the Plan of Reorganization.

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

     Common stock and per share data for all periods presented have been restated to reflect the seven for one reverse stock split mandated by the Plan of Reorganization in the fourth quarter of 2000.

     The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.

     The Company's contribution of all its operating assets and oil and gas properties occurred on September 12, 2001. For tax and valuation purposes the effective date is as of May 1, 2001, however, solely for financial reporting purposes the transaction is as of September 1, 2001. Operations from September 1 to September 12 were not significant. Management fees and guaranteed payments accruing from May 1, 2001 through September 1, 2001 aggregating $7,465,694 which are to be paid by Holding LLC have been recorded as an increase to additional paid-in capital.

     The Company capitalizes internal general and administrative costs that can be directly identified with acquisition, exploration and development activities. Such capitalized costs include salary and related benefits of individuals directly involved in the Company's acquisition, exploration and development activities based on the percentage of their time devoted to such activities. These costs totaled approximately $393,000 and $454,000, respectively, for the nine months ended September 30, 2000 and 2001. These costs totaled approximately $138,000 and $128,000 respectively, for the three months ended September 30, 2000 and 2001. Effective with the transfer of the Company's oil and gas assets to Holding LLC, the Company no longer capitalizes general and administrative costs.

     Overhead reimbursements received from joint interest partners which are included as a reduction of general and administrative expense totaled approximately $431,000 and $308,000, respectively, for the nine

                          NATIONAL ENERGY GROUP, INC.

months ended September 30, 2000 and 2001. These costs totaled $150,000 and $96,000, respectively, for the three months ended September 30, 2000 and 2001. Effective with the transfer of the Company's oil and gas assets to Holding LLC, the Company no longer receives overhead reimbursements from joint interest partners.

3. MANAGEMENT AGREEMENT

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and gas business, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and gas properties, and all costs and expenses incurred in the operation of the oil and gas properties shall be borne by Operating LLC, although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee of 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and gas properties which either the Company, or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $651,912 as a management fee for September 2001.

4. HEDGING ACTIVITIES

     As of July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as assets, or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so the type of hedge.

     In February 2001, the Company entered into a six month no-cost crude oil collar with Enron North America Corp. ("Enron") covering 1,500 barrels of oil a day from the effective date of April 1, 2001 through September 30, 2001 ("Enron Collar"). The Enron Collar has a floor price of $26.00 per barrel and a ceiling price of $29.72 per barrel. At the end of each month, if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the Floor Price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the Ceiling Price, the Company will pay the difference to Enron. If the Floating Price is between the Floor Price and the Ceiling Price, payments are not required by either party. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. The Company did not designate the Enron Collar as a hedge. Changes in the fair value of the derivative contract prior to settlement will be reported as a component of other income or loss. The Enron Collar was contributed to Holding LLC in September 2001.

     In March 2001, the Company entered into a natural gas Commodity Swap agreement with Enron covering the period from the effective date of April 1, 2001 through December 31, 2004 (the "Astral March

                          NATIONAL ENERGY GROUP, INC.

Natural Gas Swap"). The Astral March Natural Gas Swap was entered into on behalf of Astral to hedge the price received for production from the oil and natural gas properties the Company is managing for Astral. Astral has agreed to reimburse the Company for any losses under the Astral March Natural Gas Swap, and the Company will remit any gains to Astral. The Astral March Natural Gas Swap covers 126,000 Mmbtu per month at a fixed price of $5.35 per Mmbtu for April 1, 2001 through December 31, 2001, 125,000 Mmbtu per month at a fixed price of $4.69 per Mmbtu for January 1, 2002 through December 31, 2002, 116,000 Mmbtu per month at a fixed price of $4.21 per Mmbtu for January 1, 2003 through December 31, 2003 and 88,000 Mmbtu per month at a fixed price of $4.16 per Mmbtu for January 1, 2004 through December 31, 2004. Based on the terms of the Astral March Natural Gas Swap, at the end of each month if the Floating Price (defined as the average of the last three daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of natural gas shall not take place or be required of either party and all transactions will be cash settled. The Astral March Natural Gas Swap was contributed to Holding LLC in September 2001.

     In March 2001, the Company entered into four crude oil Commodity Swap agreements with Enron. This Commodity Swap was entered into on behalf of Astral to hedge the price received for production from the oil and natural gas properties the Company is managing for Astral. Astral has agreed to reimburse the Company for any losses under this agreement, and the Company will remit any gains to Astral. The first agreement covers 10,094 barrels of oil per month from the effective date of April 1, 2001 through December 31, 2001 for a fixed price of $26.30 per barrel. The second agreement covers 13,730 barrels of oil per month from the effective date of January 1, 2002 through December 31, 2002 for a fixed price of $24.10 per barrel. The third agreement covers 11,800 barrels of oil per month from the effective date of January 1, 2003 through December 31, 2003 for a fixed price of $22.24 per barrel. The fourth agreement covers 9,100 barrels of oil per month from the effective date of January 1, 2004 through December 31, 2004 for a fixed price of $21.69 per barrel. These four contracts are collectively referred to as the "Astral March Oil Swaps." Based on the terms of the Astral March Oil Swaps, at the end of each month if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. The Astral March Oil Swaps were contributed to Holding LLC in September 2001.

     In connection with entry into the Astral March Oil Swaps and the Astral March Natural Gas Swap, the Company paid a refundable security deposit of $6.0 million to Enron. Arnos reimbursed this $6.0 million to the Company in May 2001.

     In June 2001, Astral assigned to the Company an oil Commodity Swap agreement (the "Astral June Oil Swap") with Enron that Astral assumed with the purchase of certain oil and gas assets. Astral has agreed to reimburse the company for any losses under this agreement, and the Company will remit any gains to Astral. The Astral June Oil Swap covers 190 barrels of oil per day from the effective date of June 1, 2001 through December 31, 2001 at a fixed price of $17.37 per barrel. Based on the terms of the Astral June Oil Swap, at the end of each month if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. The Astral Oil Swap was contributed to Holding LLC in September 2001.

     In June 2001, Astral assigned to the Company three natural gas Commodity Swap agreements with Enron that Astral assumed with the purchase of certain oil and gas assets, ("Astral June Natural Gas Swap"). Astral has agreed to reimburse the Company for any losses under the Astral June Natural Gas Swap, and the

                          NATIONAL ENERGY GROUP, INC.

Company will remit any gains to Astral. The Astral June Natural Gas Swap covers 46,000 Mmbtu per month at a fixed price of $2.53 per Mmbtu for July 1, 2001 through December 31, 2001, 28,000 Mmbtu per month at a fixed price of $2.46 per Mmbtu for the period July 1, 2001 through December 31, 2001, and 37,000 Mmbtu per month at a fixed price of $2.70 per Mmbtu for the period January 1, 2002 through December 31, 2002. Based on the terms of the Astral June Natural Gas Swap, at the end of each month if the Floating Price (defined as the Houston Ship Channel/Beaumont, Texas index located in the first issue of Inside F.E.R.C. Gas Market Report published during the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of natural gas shall not take place or be required of either party and all transactions will be cash settled. The Astral June Natural Gas Swap was contributed to Holding LLC in September 2001.

     No hedge assets, or liabilities have been recorded by the Company as all of the hedges entered into by the Company were contributed to Holding LLC in September 2001. (Note 1)

5. ACQUISITIONS AND DISPOSALS

     The Shell Bayou Sorrel field located in Iberville Parish Louisiana, was determined to be a nonstrategic property by the Company, and in January 2001 the Company sold all the wells in this field for $750,000 in cash.

     In the first quarter of 2001, the Company purchased additional working interests in the Goldsmith Adobe unit ("GAU") for approximately $2.3 million. This asset was contributed to Holding LLC in September 2001. (Note 1).

6. COVENANT VIOLATION

     The Company was in violation of the minimum interest coverage ratio at June 30, 2001 and September 30, 2001 under its credit facility with Arnos. The Company obtained a default waiver from Arnos through December 31, 2001 with respect to this violation. Arnos also extended the maturity date of the credit facility through December 31, 2001 at the same time the default waiver was granted. Arnos continues to be the holder of the credit facility, however, the $10.9 million note currently outstanding under the credit facility was contributed to Holding LLC as part of Gascon's contribution on September 12, 2001. The Company anticipates repayment of this amount through a priority distribution from Holding LLC. Since Holding LLC is the current holder of the $10.9 million revolving note, the Company anticipates an extension of the maturity date, until the priority distribution is received.

7. SENIOR NOTE REDEMPTION

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of Reinstated Interest for $10.5 million. The Company paid two Arnos affiliates approximately $.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001 to the date of redemption. As this was a partial redemption of the senior notes, it has been accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the bonds. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

                          NATIONAL ENERGY GROUP, INC.

8. INVESTMENT IN NEG HOLDING LLC

     As explained below, the Company's investment in NEG Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

     The following is a summary income statement for NEG Holding LLC for the month of September 2001.

Total revenues.........................................   $ 3,401,513
Total cost and expenses................................    (2,523,523)
                                                          -----------
Operating income.......................................       877,990
Interest income and other..............................     2,346,980
                                                          -----------
Net income.............................................   $ 3,224,970
                                                          ===========

     Under the Holding LLC Operating Agreement, the Company is to receive guaranteed payments in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid, on a semi annual basis, based on 10.75% of the outstanding priority distribution amount. After the payments to the Company, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined. After the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. The order of distributions is listed below. Because of the substantial uncertainty that the Company will receive any distributions above the priority and guaranteed payment amounts, the Company will account for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment, and income is recognized from accretion of the investment up to the priority distribution amount including the guaranteed payments (based on the interest method) and the residual interest attributable to Holding LLC will be valued at zero.

     The Holding LLC Operating Agreement requires that (provided full payment of all outstanding guaranteed payments has been made) distributions shall be made to both the Company and Gascon as follows:

     First and through November 1, 2006, to the Company in an amount equal to the Company's initial priority amount of $202.2 million minus any distributions previously made to the Company. Second, to Gascon in an amount equal to the excess of (a) the sum of (i) the Company's initial priority amount of $202.2 million, (ii) any additional capital contributions made by Gascon, (iii) the aggregate sum of all Guaranteed Payments, and (iv) an amount equal to the Accrued Gascon Amount (which, under the Holding LLC Operating Agreement, means an amount equal to the aggregate of interest that would be computed annually if interest were imposed at a rate equal to the prime rate plus 1/2% as of the close of each fiscal year on the excess of (a) the sum of (i) the cumulative Guaranteed Payments and (ii) the aggregate of any Accrued Gascon Amount computed in prior years, over (b) the cumulative distributions by Holding LLC to Gascon), over (b) distributions previously made to Gascon pursuant to this provision in the Holding LLC Operating Agreement, and Third, to the Company and Gascon in accordance with their then respective Capital Accounts.

9. INCOME TAXES

     As of December 31, 2000, the Company had consolidated net operating loss carryforwards of approximately $130 million for income tax reporting purposes that expire from 2001 through 2020. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated

                          NATIONAL ENERGY GROUP, INC.

all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding, LLC, the company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $31.9 million in September 2001. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court") entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceeding"). On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the "Plan of Reorganization") jointly proposed by the Company and the official committee of unsecured creditors, which Plan of Reorganization became effective on August 4, 2000. Accordingly, the Company has effectively settled all matters relating to the Bankruptcy Proceeding.

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and gas properties excluding cash of $4.3 million. In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners, an affiliate of the Company's largest stockholder ("Gascon"), contributed its sole membership interest in Shana National LLC, an oil and gas producing company, and cash, including a $10.9 million Revolving
Note issued to Arnos Corp., an affiliate of the Company's largest stockholder ("Arnos"), evidencing the borrowings under the Company's revolving credit facility. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. All of the oil and gas assets contributed by the Company and all of the oil and gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, but effective as of May 1, 2001.

     The Holding LLC Operating Agreement entered into on September 12, 2001, contains a provision that allows Gascon at any time, in its sole discretion, to redeem the Company's membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of the Company's operating assets and oil and gas properties have been contributed to Holding LLC, as noted above, following such a redemption, the Company's principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon and there follows a liquidation and distribution of the proceeds, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to the Company's shareholders. Following the payment of the Company's indebtedness and its operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to the Company's shareholders.

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization, the Company is a holding company of which (i) the principal assets are its remaining cash balances, accounts receivable from affiliates, deferred tax asset and its initial 50% membership interest in Holding LLC, and
(ii) the principal liabilities are the $10.9 million outstanding under its existing $25 million revolving credit facility with Arnos and its 10 3/4% senior notes and Reinstated Interest (defined below). None of the Company's employees have been transferred to Holding LLC or Operating LLC.

     Pursuant to the Plan of Reorganization, as of December 31, 2000 the Company reinstated $45.8 million of interest expense on the senior notes ("Reinstated Interest"). This Reinstated Interest consisted of $10.5 million of prepetition interest and $35.3 million of interest expense that did not accrue during the pendancy of the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. Accordingly, interest will accrue at 10.75% on the revised obligation amount at December 31, 2000 of $210.8 million pursuant to terms of the senior notes indenture. The Reinstated Interest plus interest accrued thereon becomes due in installments beginning in April 2003. The Company will continue to pay the semi-annual interest on the original senior note face amount of $165 million. The senior note balance is $148.6 million as of September 30, 2001. (See Note 7 to the Consolidated Financial Statements).

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of Reinstated Interest for $10.5 million. The Company paid two Arnos affiliates approximately $.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001 to the date of redemption. As this was a partial redemption of the senior notes, it has been accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the bonds. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

     The Company remains highly leveraged after confirmation of the Plan of Reorganization. Although the Company is highly leveraged, the Company expects that availability under its existing credit facility, expected cash flows from guaranteed payments, priority distributions and management fees will be sufficient to fund its operations and debt service. However, no assurances can be given that Holding LLC will generate sufficient cash flows to make these payments and in that event, the Company would not be able to meet its obligations.

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and gas business, which shall be controlled by the managing member of Holding LLC which currently is Gascon. The Management Agreement provides that the Company will manage Operating LLC's oil and gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and gas properties, and all costs and expenses incurred in the operation of the oil and gas properties shall be borne by Operating LLC, although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee of 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and gas properties which either the Company, or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $651,912 as a management fee for September 2001.

RESULTS OF OPERATIONS

     On September 12, 2001 the Company contributed all its operating assets and oil and gas properties excluding cash of $4.3 million to Holding LLC in exchange for an initial 50% membership interest ("LLC Contribution"). For tax and valuation purposes the effective date is May 1, 2001, however, for financial reporting purposes the transaction is as of September 1, 2001. Operations from September 1 to September 12 were not significant. For the quarter ended September 30, 2001 the Company recorded two months of oil and gas operations and one month of accretion of the preferred investment and management fees. For the nine months ended September 30, 2001, the Company recorded eight months of oil and gas operations and one month of accretion of the preferred investment and management fees. In the future, the Company will only recognize income from accretion of the preferred investment and management fees.

  Overview of Production, Sales and Unit Economics

     The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                          ------------------   -----------------
                                                            2000      2001      2000      2001
                                                          --------   -------   -------   -------
Net production:
  Oil (Mbbls)...........................................      203       115        640       428
  Natural gas (Mmcf)....................................    1,758     1,117      5,469     4,333
  Natural gas equivalent (Mmcfe)........................    2,976     1,807      9,309     6,901
Oil and natural gas sales (in thousands):
  Oil...................................................  $ 6,398    $2,930    $18,329    11,859
  Natural gas...........................................    7,497     3,519     18,614    21,317
                                                          -------    ------    -------   -------
          Total.........................................  $13,895    $6,449    $36,943   $33,176
                                                          =======    ======    =======   =======
Average sales price:
  Oil (per Bbl).........................................  $ 31.54    $25.47    $ 28.64   $ 27.70
  Natural gas (per Mcf).................................     4.27      3.15       3.40      4.92
Unit economics (per Mcfe):
  Average sales price...................................  $  4.67    $ 3.57    $  3.97      4.81
  Lease operating expenses..............................      .48       .55        .44       .52
  Oil and natural gas production taxes..................      .27       .20        .25       .25
  Depletion rate........................................      .86       .86        .86       .85
  General and administrative............................      .37       .45        .36       .50

  Three Months Ended September 30, 2000, Compared with Three Months Ended September 30, 2001

     Revenues. Total revenues decreased $4.5 million (32.4%) from $13.9 million for the third quarter of 2000 to $9.4 million for the third quarter of 2001. The decrease in revenues was due to the decrease in oil and natural gas production and prices during the third quarter of 2001. Average oil prices decreased $6.07 per barrel from $31.54 per barrel for 2000 to $25.47 per barrel for 2001, while average natural gas prices decreased $1.12 per Mcf from $4.27 per Mcf for 2000 to $3.15 per Mcf for 2001. Total revenues also declined due to the LLC Contribution.

     The Company produced 203 Mbbls of oil during the third quarter of 2000 and 115 Mbbls of oil in the third quarter of 2001, a decrease of 43.3%. The Company produced 1,758 Mmcf of natural gas during the third quarter of 2000 and 1,117 Mmcf of natural gas during the third quarter of 2001, a decrease of 36.4%. The decrease in production is due to natural decline in production and the LLC Contribution.

     Costs and Expenses. Lease operating expenses decreased $.3 million (27.3%) from $1.4 million for the three months ended September 30, 2000 to $1.1 million for the same period in 2001. Lease operating expenses per Mcfe increased $.07 from $.48 for 2000 to $.55 in 2001 due to the decline in overall production. Total lease operating costs decreased due to the LLC Contribution.

     Oil and natural gas production taxes decreased $.4 million (50%) from $.8 million for the three months ended September 30, 2000 to $.4 million for the same period in 2001. This decrease is the direct result of the decline in overall production and revenue in 2001 and the LLC Contribution.

     Depreciation, depletion and amortization decreased $1.1 million (40.7%) from $2.7 million for the three months ended September 30, 2000 to $1.6 million for the same period in 2001. This decrease was due to the decline in overall production and the LLC Contribution.

     General and administrative costs increased $.3 million (21.4%) from $1.1 million for the three months ended September 30, 2000 to $1.4 million for the same period in 2001. The increase is the result of the LLC

Contribution and the resulting change in the Company's recording of general and administrative costs. From September 1, 2001 the Company no longer offsets these costs by field employee costs or lease management income, but is reimbursed a management fee for these and other costs at 115% of general and administrative costs as defined in the Management Agreement. As discussed in Note 2 to the Consolidated Financial Statements, the Company capitalized internal general and administrative costs prior to September 1, 2001 that were directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.1 million for each of the three months ended September 30, 2000 and 2001.

     Other Income and Expenses. The $1.7 million increase in interest expense from $3.4 million for the three months ended September 30, 2000 to $5.1 million for the same period in 2001 was due primarily to interest expense on the senior notes that began accruing upon confirmation of the Plan of Reorganization. The Company is accruing interest on the revised senior note obligation amount at December 31, 2000 of $210.8 million through July 31, 2001. In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of Reinstated Interest for $10.5 million. This redemption reduced interest expense approximately $.8 million for the three months ended September 30, 2001. (See Note 1 to the Consolidated Financial Statements). Approximately $1.6 million additional interest expense would have been recognized by the Company for the three months ended September 30, 2000 if not for the discontinuation of the interest accrual on the Company's senior notes during the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. The weighted average interest rate for the three months ended September 30, 2000 was 10.65% compared to 10.75% for the same period in 2001.

     Reorganization Items. The Company incurred $.4 million and $.03 million for professional fees and other expenses associated with the Bankruptcy Proceeding for the three months ended September 30, 2000 and 2001, respectively. The Company earned $.2 million in interest income on cash accumulating during the Bankruptcy Proceeding for the three months ended September 30, 2000.

     Net Income. Net loss of $28.8 million was recognized for the three months ended September 30, 2000, compared with net income of $31.2 million for the comparable 2001 period. The third quarter of 2000 includes a $33.4 million extraordinary loss in connection with the confirmation of the Plan of Reorganization. The third quarter of 2001 includes a $31.9 benefit from income taxes as a result of the Company's contribution of all its oil and gas assets to Holding LLC and $.3 million in deferred income tax expense. Excluding the effects of these amounts, net income of $4.6 million would have been recognized for the three months ended September 30, 2000 compared to a net loss of $.1 million for the same period in 2001.

     Income Taxes. As of December 31, 2000, the Company had consolidated net operating loss carryforwards of approximately $130 million for income tax reporting purposes that expire from 2001 through 2020. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding, LLC, the company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $31.9 million in September 2001. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision. The Company recorded deferred income tax expense of $.3 million for the three months ended September 30, 2001.

  Nine Months Ended September 30, 2000, Compared with Nine Months Ended September 30, 2001

     Revenues. Total revenues decreased $.8 million (2.2%) from $36.9 million for the nine months ended September 30, 2000 to $36.1 million for the same period of 2001. The decrease in revenues was due to the decrease in oil and natural production during the first eight months of 2001 and the LLC Contribution.

     The Company produced 640 Mbbls of oil during the nine months ended September 30, 2000 and 428 Mbbls of oil in the same period of 2001, a decrease of 33.1%. The Company produced 5,469 Mmcf of natural gas during the nine months ended September 30, 2000 and 4,333 Mmcf of natural gas during the same period of 2001, a decrease of 20.8%. The decrease in production is due to natural decline in production and the LLC Contribution.

     Costs and Expenses. Lease operating expenses decreased $.3 million (7.1%) from $4.2 million for the nine months ended September 30, 2000 to $3.9 million for the same period in 2001. The decrease is due to the LLC Contribution.

     Oil and natural gas production taxes decreased $.6 million (26.1%) from $2.3 million for the nine months ended September 30, 2000 to $1.7 million for the same period in 2001. This decrease is the direct result of the decreased oil and natural gas production in 2001 and the LLC Contribution.

     Depreciation, depletion and amortization decreased $2.3 million (27.1%) from $8.5 million for the nine months ended September 30, 2000 to $6.2 million for the same period in 2001. This decrease was due to the decline in overall production and the LLC Contribution.

     General and administrative costs increased $.8 million (24.2%) from $3.3 million for the nine months ended September 30, 2000 to $4.1 million for the same period in 2001. The increase is the result of $.3 million in management bonuses due to the Company's successful closing of the Bankruptcy Proceeding. The increase is also a result of the LLC Contribution and the resulting change in the Company's recording of general and administrative costs. From September 1, 2001, the Company no longer offsets these costs by field employee costs or lease management income, but is reimbursed a management fee for these and other costs at 115% of general and administrative costs as defined in the Management Agreement. As discussed in Note 2 to the Consolidated Financial Statements, the Company capitalized internal general and administrative costs prior to September 1, 2001 that were directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.4 and $.5 million, respectively, for the nine months ended September 30, 2000 and 2001.

     Other Income and Expenses. The $11.9 million increase in interest expense from $4.6 million for the nine months ended September 30, 2000 to $16.5 million for the same period in 2001 was due primarily to interest expense on the senior notes that began accruing upon confirmation of the Plan of Reorganization. The Company is accruing interest on the revised senior note obligation amount at December 31, 2000 of $210.8 million through July 31, 2001. In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of Reinstated Interest for $10.5 million. This redemption reduced interest expense approximately $.8 million for the three months ended September 30, 2001. (See Note 1 of the Consolidated Financial Statements). Approximately $10.5 million additional interest expense would have been recognized by the Company for the nine months ended September 30, 2000 if not for the discontinuation of the interest accrual on the Company's senior notes during the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. The weighted average interest rate for the nine months ended September 30, 2000 was 10.23% compared to 10.75% for the same period in 2001.

     Reorganization Items. The Company incurred $1.0 million and earned $.4 million for professional fees and other expenses associated with the Bankruptcy Proceeding for the nine months ended September 30, 2000 and 2001, respectively. The Company earned $1.1 million in interest income on cash accumulating during the Bankruptcy Proceeding for the nine months ended September 30, 2000.

     Net Income. A net loss of $19.0 million was recognized for the nine months ended September 30, 2000, compared with net income of $35.5 million for the comparable 2001 period. Net income for the first nine months of 2000 (i) excludes $10.5 million in additional interest expense on the Company's senior notes not accrued during the Bankruptcy Proceeding, (ii) includes expenses of $1.0 million, relating to the Bankruptcy Proceeding, (iii) includes $1.1 million in interest income on cash accumulating during the Bankruptcy Proceeding and
(iv) includes a $33.4 extraordinary loss in connection with the confirmation of the Plan of Reorganization. The first nine months of 2001 includes income of $.4 million related to the Bankruptcy Proceeding and a $31.9 million benefit from income taxes as a result of the LLC Contribution and $.3 million in deferred income tax expense. Excluding the effects of these amounts, net income of $3.8 million would have been recognized for the nine months ended September 30, 2000 compared to net income of $3.4 million for the same period in 2001.

     Income Taxes. As of December 31, 2000, the Company had consolidated net operating loss carryforwards of approximately $130 million for income tax reporting purposes that expire from 2001 through 2020. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding, LLC, the company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $31.9 million in September 2001. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision. The Company recorded $.3 million of deferred income tax expense for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

  Nine Months Ended September 30, 2000, Compared with Nine Months Ended September 30, 2001

     Net cash provided by operating activities was $20.8 million for 2000, compared to net cash provided by operating activities of $16.3 million for 2001. The decrease in cash flows from operating activities is primarily due to decreased income from operations before non-cash charges, resulting from additional interest expense due to the revised obligation amount of the senior notes (See Note 1 of the Consolidated Financial Statements).

     Net cash used in investing activities was $6.8 million for 2000 compared with $30.8 million for 2001. The cash used by investing activities for 2000 included $7.8 million of expenditures related to drilling, workovers, recompletions and other production enhancement activities compared with $27.4 million for 2001 for the same activities as well as the additional interests acquired in the GAU. The Company also contributed $4.4 million in cash to Holding LLC in September 2001 and retained $4.3 million in cash.

     Net cash used in financing activities in 2001 consisted of repayment of the outstanding borrowings of $25 million under the credit facility. In August 2001, the Company borrowed $10.9 million under its existing credit facility with Arnos in order to redeem $16.4 million of principal outstanding under the senior note obligations and $4.8 million of Reinstated Interest for $10.5 million. There was no cash used in financing activities in 2000.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

     The Company currently has $10.9 million outstanding under its existing $25 million credit facility with Arnos. The credit facility will remain in place under existing terms until new terms are agreed upon between the Company and Arnos. The Company was in violation of the credit facility's minimum interest coverage ratio at June 30, 2001 and September 30, 2001. The Company obtained a default waiver from Arnos through December 31, 2001 with respect to this violation and an extension of the maturity date of the credit facility through December 31, 2001. Arnos continues to be the holder of the credit facility, however, the $10.9 million note currently outstanding under the credit facility was contributed to Holding LLC as part of Gascon's contribution on September 12, 2001. The Company anticipates repayment of this amount through the priority distribution from Holding LLC. Since Holding LLC is the current holder of the revolving note, the Company anticipates an extension of the maturity date until the priority distribution is received.

     The Company remains highly leveraged after confirmation of the Plan of Reorganization. Although the Company is highly leveraged, the Company expects that availability under its existing credit facility, expected cash flows from guaranteed payments, priority distributions and management fees will be sufficient to fund its operations and debt service. However, no assurances can be given that Holding LLC will generate sufficient cash flows to make these payments and in that event, the Company would not be able to meet its obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of September 30, 2001 there is no impact to the Company's financial statements as we have not entered into any business combinations and have not acquired goodwill.

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

     On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during the nine months ended September 30, 2000 and 2001.

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

     In February 2001, the Company entered into a six month no-cost crude oil collar with Enron North America Corp. ("Enron") covering 1,500 barrels of oil a day from the effective date of April 1, 2001 through September 30, 2001 ("Enron Collar"). The Enron Collar has a floor price of $26.00 per barrel and a ceiling price of $29.72 per barrel. At the end of each month, if the Floating Price (defined as the average of the daily

NYMEX settlement prices for the calendar month) is less than the Floor Price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the Ceiling Price, the Company will pay the difference to Enron. If the Floating Price is between the Floor Price and the Ceiling Price, payments are not required by either party. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. The Company did not designate the Enron Collar as a hedge. Changes in the fair value of the derivative contract prior to settlement will be reported as a component of other income or loss. The Enron Collar was contributed to Holding LLC in September 2001.

     In March 2001, the Company entered into a natural gas Commodity Swap agreement with Enron covering the period from the effective date of April 1, 2001 through December 31, 2004 (the "Astral March Natural Gas Swap"). The Astral March Natural Gas Swap was entered into on behalf of Astral to hedge the price received for production from the oil and natural gas properties the Company is managing for Astral. Astral has agreed to reimburse the Company for any losses under the Astral March Natural Gas Swap, and the Company will remit any gains to Astral. The Astral March Natural Gas Swap covers 126,000 Mmbtu per month at a fixed price of $5.35 per Mmbtu for April 1, 2001 through December 31, 2001, 125,000 Mmbtu per month at a fixed price of $4.69 per Mmbtu for January 1, 2002 through December 31, 2002, 116,000 Mmbtu per month at a fixed price of $4.21 per Mmbtu for January 1, 2003 through December 31, 2003 and 88,000 Mmbtu per month at a fixed price of $4.16 per Mmbtu for January 1, 2004 through December 31, 2004. Based on the terms of the Astral March Natural Gas Swap, at the end of each month if the Floating Price (defined as the average of the last three daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of natural gas shall not take place or be required of either party and all transactions will be cash settled. The Astral March Natural Gas Swap was contributed to Holding LLC in September 2001.

     In March 2001, the Company entered into four crude oil Commodity Swap agreements with Enron. This Commodity Swap was entered into on behalf of Astral to hedge the price received for production from the oil and natural gas properties the Company is managing for Astral. Astral has agreed to reimburse the Company for any losses under this agreement, and the Company will remit any gains to Astral. The first agreement covers 10,094 barrels of oil per month from the effective date of April 1, 2001 through December 31, 2001 for a fixed price of $26.30 per barrel. The second agreement covers 13,730 barrels of oil per month from the effective date of January 1, 2002 through December 31, 2002 for a fixed price of $24.10 per barrel. The third agreement covers 11,800 barrels of oil per month from the effective date of January 1, 2003 through December 31, 2003 for a fixed price of $22.24 per barrel. The fourth agreement covers 9,100 barrels of oil per month from the effective date of January 1, 2004 through December 31, 2004 for a fixed price of $21.69 per barrel. These four contracts are collectively referred to as the "Astral March Oil Swaps." Based on the terms of the Astral March Oil Swaps, at the end of each month if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. The Astral March Oil Swaps were contributed to Holding LLC in September 2001.

     In connection with entry into the Astral March Oil Swaps and the Astral March Natural Gas Swap, the Company paid a refundable security deposit of $6.0 million to Enron. Arnos reimbursed this $6.0 million to the Company in May 2001.

     In June 2001, Astral assigned to the Company an oil Commodity Swap agreement (the "Astral June Oil Swap") with Enron that Astral assumed with the purchase of certain oil and gas assets. Astral has agreed to reimburse the company for any losses under this agreement, and the Company will remit any gains to Astral. The Astral June Oil Swap covers 190 barrels of oil per day from the effective date of June 1, 2001 through December 31, 2001 at a fixed price of $17.37 per barrel. Based on the terms of the Astral June Oil Swap, at the end of each month if the Floating Price (defined as the average of the daily NYMEX settlement prices for the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of crude oil shall not take place or be required of either party and all transactions will be cash settled. The Astral Oil Swap was contributed to Holding LLC in September 2001.

     In June 2001, Astral assigned to the Company three natural gas Commodity Swap agreements with Enron that Astral assumed with the purchase of certain oil and gas assets. ("Astral June Natural Gas Swap"). Astral has agreed to reimburse the Company for any losses under the Astral June Natural Gas Swap, and the Company will remit any gains to Astral. The Astral June Natural Gas Swap covers 46,000 Mmbtu per month at a fixed price of $2.53 per Mmbtu for July 1, 2001 through December 31, 2001, 28,000 Mmbtu per month at a fixed price of $2.46 per Mmbtu for the period July 1, 2001 through December 31, 2001, and 37,000 Mmbtu per month at a fixed price of $2.70 per Mmbtu for the period January 1, 2002 through December 31, 2002. Based on the terms of the Astral June Natural Gas Swap at the end of each month, if the Floating Price (defined as the Houston Ship Channel/Beaumont, Texas index located in the first issue of Inside F.E.R.C. Gas Market Report published during the calendar month) is less than the fixed price, Enron will pay the difference to the Company. Alternatively, if the Floating Price is greater than the fixed price, the Company will pay the difference to Enron. Physical delivery of natural gas shall not take place or be required of either party and all transactions will be cash settled. The Astral June Natural Gas Swap was contributed to Holding LLC in September 2001.

     No hedge assets or liabilities have been recorded by the Company, as all of the hedges entered into by the Company were contributed to Holding LLC in September 2001.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a defendant in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 5, 2001, an annual meeting of the shareholders of the Company was held.

     At the meeting two proposals were voted upon and the following sets forth the number of votes that were cast for and against the proposals and the number of abstentions and broker no votes on the proposals:

     (i) Proposal to elect five nominees as directors of the Company to serve until the next annual meeting of shareholders:

                                NAME OF DIRECTOR

                                     BOB G.     ROBERT H.    RUSSELL D.   ROBERT J.     JACK G.
                                   ALEXANDER       KITE        GLASS       MITCHELL    WASSERMAN
                                   ----------   ----------   ----------   ----------   ----------
For.............................   10,389,706   10,423,684   10,420,572   10,420,500   10,420,174
Against.........................       73,532       39,554       42,666       42,738       43,064
Abstain.........................           --           --           --           --           --
                                   ----------   ----------   ----------   ----------   ----------
                                   10,463,238   10,463,238   10,463,238   10,463,238   10,463,238
                                   ==========   ==========   ==========   ==========   ==========

     (ii) Proposal to ratify the selection of KPMG LLP as the Company's independent auditors for the current fiscal year ended December 31, 2001.

For.....................................................   10,414,359
Against.................................................       43,921
Abstain.................................................        4,958
Broker no Votes.........................................           --
                                                           ----------
                                                           10,463,238
                                                           ==========

ITEM 5. OTHER INFORMATION

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

     The Company filed an 8-K on September 27, 2001 to disclose the contribution of its operating assets and oil and natural gas properties to NEG Holding LLC in exchange for an initial 50% membership interest.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL ENERGY GROUP, INC


              By: /s/ BOB G. ALEXANDER                 President and Chief           November 14, 2001
  -------------------------------------------------    Executive   Officer
                  Bob G. Alexander

              By: /s/ RANDALL D. COOLEY                Vice President and Chief      November 14, 2001
  -------------------------------------------------    Accounting   Officer
                  Randall D. Cooley

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Joint Plan of Reorganization Under Chapter 11 of the
                            Bankruptcy Code for National Energy Group, Inc. and
                            Boomer Marketing Corporation dated May 12, 2000(1)
          2.3            -- Order of Bankruptcy Court Confirming Joint Plan of
                            Reorganization and Fixing Deadlines for Filing
                            Administrative Claims, Fee Claims and Rejections
                            Claims(2)
          3.1            -- Restated Certificate of Incorporation filed with the
                            Secretary of the State of Delaware on October 16, 2000(3)
          3.2            -- By-laws of the Company(4)
          4.1            -- Indenture dated as of November 1, 1996, among the
                            Company, National Energy Group of Oklahoma, Inc.,
                            formerly NEG-OK, and BankOne, Columbus, N.A.(5)
          4.2            -- Indenture dated August 21, 1997, among the Company and
                            Bank One, N.A.(6)
          4.3            -- Instrument of Resignation, Appointment and Acceptance,
                            dated October 23, 1998, between the Company, Bank One,
                            Texas, N.A. and Norwest Bank Minnesota, N.A.(7)
         10.5            -- Restated Loan Agreement dated August 29, 1996 among Bank
                            One and Credit Lyonnais New York Branch ("Credit
                            Lyonnais") and the Company, NEG-OK and Boomer Marketing
                            Corporation("Boomer")(8)
         10.6            -- $50,000,000 Revolving Note dated August 29, 1996 payable to Bank One(8)
         10.7            -- $50,000,000 Revolving Note dated August 29, 1996 payable to Credit Lyonnais(8)
         10.8            -- Assignment of $50,000,000 Revolving Note to Arnos Corp.
                            from Bank One, Texas, N.A.(9)
         10.9            -- Assignment of $50,000,000 Revolving Note to Arnos Corp.
                            from Credit Lyonnais New York Branch(9)
         10.10           -- Unlimited Guaranty of NEG-OK dated August 29, 1996 for
                            the benefit of Bank One(8)
         10.11           -- Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(8)
         10.12           -- Unlimited Guaranty of Boomer dated August 29, 1996 for
                            the benefit of Bank One(8)
         10.13           -- Unlimited Guaranty of Boomer dated August 29, 1996 for
                            the benefit of Credit Lyonnais(8)
         10.14           -- First Amendment to Restated Loan Agreement dated October
                            31, 1996 among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(10)
         10.15           -- Second Amendment to Restated Loan Agreement dated October
                            31, 1996, among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(11)
         10.16           -- Third Amendment to Restated Loan Agreement dated October
                            31, 1996, among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(11)
         10.17           -- Fourth Amendment to Restated Loan Agreement dated October
                            31, 1996, among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(11)
         10.18           -- Multi-State Assignment Agreement dated December 22, 1998 between Bank One, Texas, N.A., Credit Lyonnais New York
                            Branch and Arnos Corp.(12)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.19           -- Multi-State Assignment Agreement, LaFourche Parish,
                            Louisiana, dated December 22, 1998, between Bank One,
                            Texas, N.A., Credit Lyonnais New York Branch and Arnos
                            Corp.(9)
         10.20           -- Multi-State Assignment Agreement, Iberville Parish,
                            Louisiana, dated December 22, 1998, between Bank One,
                            Texas, N.A., Credit Lyonnais New York Branch and Arnos
                            Corp.(9)
         10.21           -- Oklahoma Assignment Agreement, dated December 22, 1998, between Bank One, Texas, N.A., Credit Lyonnais New York
                            Branch and Arnos Corp.(9)
         10.29           -- Fifth Amendment to Restated Loan Agreement dated August
                            1, 2001, among the Company and Arnos Corp.(13)
         10.30           -- Debt Purchase Agreement dated August 1, 2001 between the
                            Company and High River Limited Partnership.(13)
         10.31           -- Debt Purchase Agreement dated August 1, 2001 between the
                            Company and High Coast Limited Partnership.(13)
         10.32           -- NEG Holding LLC Operating Agreement dated May 1, 2001
                            between the Company and Gascon Partners.(14)
         10.33           -- NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(14)
         10.34           -- Shana National LLC Amended and Restated Operating
                            Agreement dated September 12, 2001 executed by NEG
                            Operating LLC.(14)
         10.35           -- Management Agreement dated September 12, 2001 between the
                            Company and NEG Operating LLC.(14)
         10.36           -- Master Conveyance dated September 12, 2001 executed by
                            the Company in favor of NEG Holding LLC.(14)
         10.37           -- Master Conveyance dated September 12, 2001 executed by
                            Gascon Partners in favor of NEG Holding LLC.(14)
         10.38           -- Master Conveyance dated September 12, 2001 executed by
                            NEG Holding LLC in favor of NEG Operating LLC.(14)
         10.39           -- Master Conveyance dated September 12, 2001 executed by
                            Shana Petroleum Company in favor of Gascon Partners.(14)
         10.40           -- Master Conveyance dated September 12, 2001 executed by
                            Shana Petroleum Company in favor of Shana National
                            LLC.(14)

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

 (8) Incorporated by reference to the Company's Current Report on Form 8-K, dated August 29, 1996.

 (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(10) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 2001.

(14) Filed herewith.