Form 10-K405
period 2001-12-31
NATIONAL ENERGY GROUP INC
filed 2002-04-01
CIK 870756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of March 25, 2002, (based upon the last sales price of $.38 as reported by the OTC Bulletin Board) was $4,252,447.

     11,190,650 shares of the Registrant's common stock, $0.01 par value, were outstanding on March 25, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEMS 1. AND 2.  BUSINESS AND PROPERTIES..............................    3
          Forward-Looking Statements..................................    3
          Background and Recent Developments..........................    3
          Principal Areas of Operations...............................    5
          Oil and Natural Gas Reserves................................    7
          Oil and Natural Gas Production and Unit Economics...........    9
          Productive Well Summary.....................................    9
          Leasehold Acreage...........................................   10
          Drilling Activity...........................................   10
          Control Over Production Activities..........................   11
          Markets and Customers.......................................   11
          Investment in NEG Holding LLC...............................   11
          Principal Areas of Operation -- NEG Holding LLC.............   12
          Oil and Natural Gas Reserves -- NEG Holding LLC.............   14
          Oil and Natural Gas Production and Unit Economics -- NEG
          Holding LLC.................................................   15
          Productive Well Summary -- NEG Holding LLC..................   16
          Leasehold Acreage -- NEG Holding LLC........................   16
          Drilling Activity -- NEG Holding LLC........................   17
          Title to Oil and Natural Gas Properties -- NEG Holding
          LLC.........................................................   17
          Production and Sales Prices -- NEG Holding LLC..............   17
          Control Over Production Activities -- NEG Holding LLC.......   17
          Markets and Customers -- NEG Holding LLC....................   17
          Regulation -- NEG Holding LLC...............................   18
          Operational Hazards and Insurance -- NEG Holding LLC........   21
          Competition -- NEG Holding LLC..............................   21
          Office Space................................................   21
          Employees...................................................   21
ITEM 3.   LEGAL PROCEEDINGS...........................................   21
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   22

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   23
          Market Information..........................................   23
          Holders.....................................................   23
          Dividends on Common Stock...................................   23
ITEM 6.   SELECTED FINANCIAL DATA.....................................   24

                                                                        PAGE
                                                                        ----
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   27
          Results of Operations.......................................   29
          Liquidity and Capital Resources.............................   32
          Future Capital and Financing Requirements...................   33
          Financial Reporting Impact of Full Cost Method of
          Accounting..................................................   34
          Critical Accounting Policies................................   34
          Recent Accounting Pronouncements............................   35
          Changes in Prices...........................................   35
          Inflation...................................................   35
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   36
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   36
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   36

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   36
ITEM 11.  EXECUTIVE COMPENSATION......................................   36
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   36
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   36

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................   37
          Signatures..................................................   42

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

FORWARD-LOOKING STATEMENTS

     This document includes "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this document that address activities, events, or developments that National Energy Group, Inc. (the "Company") expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, drilling of wells, future production of oil and natural gas, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion, and growth of the Company's business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding the interest, belief or current expectations of the Company, its directors, or its officers regarding such matters. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in this document, future oil and natural gas prices, future operating costs, severance and excise taxes, general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by the Company, competitive actions by other oil and natural gas companies, changes in laws or regulations, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements.

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

     On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court") entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceeding"). On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the "Plan of Reorganization") jointly proposed by the Company and the official committee of unsecured creditors, which Plan of Reorganization became effective on August 4, 2000. The Bankruptcy Court issued a final decree closing the case effective December 13, 2001. Accordingly, the Company has effectively settled all matters relating to the Bankruptcy Proceeding.

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million. In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners ("Gascon"), an entity owned or controlled by Carl C. Icahn, the Company's largest stockholder, contributed (i) its sole membership interest in Shana National LLC, an oil and natural gas producing company, and

(ii) cash, including a $10.9 million Revolving Note evidencing borrowings under the Company's revolving credit facility issued to Arnos Corp ("Arnos"), also an entity owned or controlled by Carl C. Icahn, the Company's largest shareholder. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. Holding LLC is governed by an operating agreement effective as of May 12, 2001, which provides for management of Holding LLC by Gascon (the "Holding LLC Operating Agreement"). All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, but effective as of May 1, 2001.

     Pursuant to the Holding LLC Operating Agreement, the Company is to receive guaranteed payments, in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. It is anticipated that the priority distribution amount of $202.2 million will be used by the Company to pay off the Company's indebtedness (currently held by entities owned or controlled by Carl
C. Icahn). The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid on a semi annual basis, based on 10.75% of the outstanding priority distribution amount. After the payments to the Company, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined in the NEG Holding LLC Operating Agreement referred herein. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. Because of the substantial uncertainty that the Company will receive any distributions above the priority and guaranteed payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment and income is recognized from accretion of the investment up to the priority distribution amount, including the guaranteed payments (based on the interest method), and the residual interest attributable to Holding LLC will be valued at zero. Cash receipts, if any, from the residual interest will be reported in income as earned.

     The Holding LLC Operating Agreement further contains a provision that allows Gascon at any time, in its sole discretion, to redeem the Company's membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of the Company's operating assets and oil and natural gas properties have been contributed to Holding LLC, as noted above, following such a redemption, the Company's principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon and there follows a liquidation and distribution of the proceeds, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to the Company's shareholders. Following the payment of the Company's indebtedness (currently held by entities owned or controlled by Carl C. Icahn) and its operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to the Company's shareholders. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties which either the Company, or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $2.7 million as a management fee for the four-month period ended December 31, 2001.

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

     Pursuant to the Plan of Reorganization, as of December 31, 2000 the Company reinstated $45.8 million of interest expense on the senior notes ("Reinstated Interest"). This Reinstated Interest consisted of $10.5 million of prepetition interest and $35.3 million of interest expense that did not accrue during the pendancy of the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. Accordingly, interest will accrue at 10.75% on the revised obligation amount at December 31, 2000 of $210.8 million pursuant to terms of the senior notes indenture. The Reinstated Interest plus interest accrued thereon becomes due in installments beginning in April 2003. The Company will continue to pay the semi-annual interest on the original senior note face amount of $165 million. The senior note balance is $148.6 million as of December 31, 2001. (See Note 6 to the Consolidated Financial Statements).

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

     The Company remains highly leveraged following confirmation of the Plan of Reorganization and entry of the Final Decree closing the Bankruptcy Proceeding.

     At December 31, 2001, the Company had no Proved Reserves, due to the contribution of all oil and natural gas assets to Holding LLC in September 2001.

PRINCIPAL AREAS OF OPERATIONS

     The Company contributed all of its operating assets and oil and natural gas properties, excluding cash of $4.3 million, to Holding LLC in exchange for an initial 50% membership interest ("LLC Contribution"). For financial reporting purposes the transaction is as of September 1, 2001. The following discussion of operations for 2001 covers the period January 1 through August 31, 2001, as of September 1, 2001, all assets were contributed to Holding LLC. Due to the LLC Contribution, the Company had no direct ownership of oil and natural gas properties at December 31, 2001. All ownership interests are held by Holding LLC. See "Principal Areas of Operation -- NEG Holding LLC".

     The following table sets forth the Company's principal areas of operations and the Company's Proved Reserves of oil and natural gas at August 31, 2001. See -- "Oil and Natural Gas Properties".

                                                                        NATURAL
                                                             NATURAL      GAS
                                                     OIL       GAS     EQUIVALENT   % OF
                                                   (MBBLS)   (MMCF)     (MMCFE)     TOTAL
                                                   -------   -------   ----------   -----
Area:
  Mid-Continent..................................     472    33,325      36,157      43.7%
  East and West Texas............................   2,391    20,446      34,792      42.1
  Gulf Coast.....................................   1,176     4,661      11,717      14.2
                                                    -----    ------      ------     -----
       Total.....................................   4,039    58,432      82,666     100.0%
                                                    =====    ======      ======     =====

     The following table sets forth the Company's production by principal area of operation for the eight months ended August 31, 2001:

                                                                         NATURAL
                                                              NATURAL      GAS
                                                      OIL       GAS     EQUIVALENT   % OF
                                                    (MBBLS)   (MMCF)     (MMCFE)     TOTAL
                                                    -------   -------   ----------   -----
Area:
  Mid-Continent...................................     28      2,296      2,463       35.7%
  East and West Texas.............................    249      1,543      3,039       44.0
  Gulf Coast......................................    151        494      1,399       20.3
                                                      ---      -----      -----      -----
       Total......................................    428      4,333      6,901      100.0%
                                                      ===      =====      =====      =====

MID-CONTINENT AREA

     At August 31, 2001, approximately 43.7% (36.2 Bcfe) of the Company's Proved Reserves were located in the Mid-Continent area in Oklahoma and West Arkansas which includes the Anadarko and Arkoma Basins.

     Anadarko Basin. The Anadarko Basin properties were located throughout central and west Oklahoma. Anadarko Basin is among the most prolific petroliferous basins of the continental United States. Major tectonic features, regional facies changes, and significant unconformities provide the trapping mechanisms for the accumulation of oil and natural gas. The sedimentary sequence is represented by a wide variety of lithologic units ranging in age from Cambrian through Permian. The Anadarko Basin is considered a mature oil and natural gas province characterized by multiple producing horizons and long-lived and predictable reserves with low cost operations. Most Anadarko Basin reserves are produced from formations at depths ranging from approximately 5,000 to 15,000 feet. Drilling a producing well on these locations can convert proved undeveloped reserves to proved developed producing reserves, and can provide additional proved undeveloped locations on the Company's leasehold acreage.

     During the eight months ended August 31, 2001, the Company drilled 2 Gross (.2 Net) Development Wells in the Anadarko Basin both of which were completed as commercially productive.

     Arkoma Basin. The Arkoma Basin properties were located in southeast Oklahoma and northwest Arkansas. The basin is approximately 250 miles long and 30 to 50 miles wide. The region is essentially a non-associated dry gas province. Most of the basin is of Atokan (Pennsylvanian) Age and is noted by an abundance of east-west trending anticlines and synclines, usually faulted along their axes and expressed at the surface. The Arkoma Basin is considered a mature natural gas province characterized by multiple producing horizons and long-lived and predictable reserves with low cost operations. Most Arkoma Basin reserves are produced from formations at depths ranging from approximately 3,000 to 8,000 feet. The principle productive formations are Atokan and, to a lesser extent, Morrowan sandstones deposited as deltaic channel sands.

     During the eight months ended August 31, 2001, the Company did not drill any wells in the Arkoma Basin.

EAST AND WEST TEXAS AREA

     At August 31, 2001, approximately 42.1% (34.8 Bcfe) of the Company's Proved Reserves were located in the East and West Texas area, including East Texas, South Arkansas and the Goldsmith Adobe Unit in West Texas.

     East Texas Basin. The reserves in this region were found in the Cotton Valley formation and the Travis Peak formation. These properties produced from low permeability reservoirs that generally contained relatively long-lived reserves. A significant portion of the cost to complete Cotton Valley wells was incurred due to the low permeability of interbedded sandstones and shales, which requires large hydraulic fracture stimulation, typically of multiple zones of the producing formation, to obtain the increased production levels necessary to make such wells commercially viable. Cotton Valley production occurs in a mature natural gas province characterized by long-lived reserves producing from formations at depths ranging from 8,500 to 10,500 feet. Travis Peak is considered to be a mature oil province characterized by long-lived reserves producing from formations at a depth of 7,200 feet.

     During the eight months ended August 31, 2001, the Company drilled 3 Gross (2.9 Net) Development wells in East Texas all of which were completed as commercially productive.

     West Texas. The Goldsmith Adobe Unit ("GAU") is located in the Permian Basin of West Texas. In the first quarter of 2001, the Company purchased additional working interests in the GAU for approximately $2.3 million. As a result, the Company owned a 99.9% working interest in this property. Originally the GAU was drilled on 40-acre spacing units. Previous operators had drilled several wells on 20-acre spacing units and, based on the results of this drilling and 20-acre spacing development on adjoining leases, the Company began a drilling program in July 1994 to develop the GAU on 20-acre spacing units. Typically, wells drilled by the Company produced from the Upper Clearfork formation at an average depth of 6,100 feet.

     During the eight months ended August 31, 2001, the Company drilled 10 Gross (9.9 Net) Development wells at the GAU all of which were completed as commercially productive.

GULF COAST AREA

     At August 31, 2001, approximately 14.2% (11.7 Bcfe) of the Company's Proved Reserves were located in the Gulf Coast area which includes South Louisiana and South Texas.

     The Gulf Coast area encompasses the large coastal plain from the southernmost tip of Texas through the southern portion of Louisiana. These rocks are comprised of sediments ranging from the Cretaceous through the Tertiary in age. Our production ranges in depth from as shallow as several thousand feet to in excess of 14,000 feet. New technology including the use of 3-D seismic with subsurface mapping has yielded many new opportunities in the entire coastal area. The Company was involved in many projects using 3-D seismic technology.

     During the eight months ended August 31, 2001, the Company drilled 2 Gross (.4 Net) Exploratory wells and 1 Gross (.14 Net) Development well in the Gulf Coast area that were all completed as commercially productive. During the same period the Company drilled 3 Gross (1.4 Net) Exploratory wells that were not completed as commercially productive.

OIL AND NATURAL GAS RESERVES

     All of the Company's reserves were located in the continental United States. The Company's reserve report was prepared using constant prices and costs in accordance with the published guidelines of the Securities and Exchange Commission ("SEC"). The estimated reserves and related future net revenues as of August 31, 2001, were prepared internally using the estimated reserves and related future net revenues prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2001, for the oil and natural gas properties contributed to Holding LLC. This was accomplished by adding back the related production for the four month period August 31, 2001 to December 31, 2001 and using constant prices in effect at August 31, 2001. The net weighted average prices used in the Company's reserve report at August 31, 2001, were

$26.02 per barrel of oil and $2.49 per Mcf of natural gas. The estimation of reserves and future net revenues can be materially affected by the oil and natural gas prices used in preparing the reserve report. Substantially all of the Company's oil and natural gas properties were subject to liens, and the remaining oil and natural gas properties were subject to a negative pledge pursuant to the Company's credit facility.

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

     Reservoir engineering is a subjective process of estimating the volumes of underground accumulations of oil and natural gas which cannot be measured precisely. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve estimates prepared by other engineers might differ from the estimates contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and natural gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

     No estimates of Proved Reserves of oil and natural gas have been filed by the Company with, or included in any report to, any United States authority or agency (other than the SEC) since December 31, 2000.

     The following table sets forth certain information for the Company's total Proved Reserves of oil and natural gas and the PV10% of estimated future net revenues from such reserves, at August 31, 2001. Also presented is the Standardized Measure of the Company's total Proved Reserves of oil and natural gas.

                                                           AS OF AUGUST 31, 2001
                                                -------------------------------------------
                                                                     NATURAL
                                                          NATURAL      GAS         PV10%
                                                  OIL       GAS     EQUIVALENT      (IN
                                                (MBBLS)   (MMCF)     (MMCFE)     THOUSANDS)
                                                -------   -------   ----------   ----------
Proved Developed Reserves.....................   3,605    48,237      69,867      $ 93,478
Proved Undeveloped Reserves...................     434    10,195      12,799         8,781
                                                 -----    ------      ------      --------
Total Proved Reserves.........................   4,039    58,432      82,666      $102,259
                                                 =====    ======      ======      ========
Standardized Measure..........................                                    $102,259
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

                                                          YEAR ENDED       EIGHT MONTHS
                                                         DECEMBER 31,         ENDED
                                                       -----------------    AUGUST 31,
                                                        1999      2000         2001
                                                       -------   -------   ------------
Net production:
  Oil (Mbbls)........................................    1,135       799         428
  Natural gas (Mmcf).................................    9,266     7,081       4,333
  Natural gas equivalent (Mmcfe).....................   16,078    11,873       6,901
Average sales price:
  Oil (per Bbl)......................................  $ 17.62   $ 29.24      $27.70
  Natural gas (per Mcf)..............................     2.08      3.91        4.92
Unit economics (per Mcfe):
  Average sales price................................  $  2.44   $  4.30      $ 4.81
  Lease operating expenses...........................      .38       .48         .56
  Oil and natural gas production taxes...............      .13       .24         .25
  Depletion rate (excluding writedowns)..............      .91       .88         .85
  General and administrative expenses................      .25       .38         .50

PRODUCTIVE WELL SUMMARY

     The Company's production of oil and natural gas was primarily derived from wells located in Texas, Oklahoma, Louisiana, and Arkansas. The following table sets forth the Company's interests in Productive Wells, by principal area of operation, as of August 31, 2001:

                                                 OIL         NATURAL GAS        TOTAL
                                            -------------   -------------   -------------
                                            GROSS    NET    GROSS    NET    GROSS    NET
                                            -----   -----   -----   -----   -----   -----
Area:
  Mid-Continent...........................    16      7.7    180     94.8    196    102.5
  East and West Texas.....................   152    151.4     39     37.9    191    189.3
  Gulf Coast..............................     6      3.4      3       .4      9      3.8
                                             ---    -----    ---    -----    ---    -----
       Total..............................   174    162.5    222    133.1    396    295.6
                                             ===    =====    ===    =====    ===    =====

LEASEHOLD ACREAGE

     The following table shows the approximate Gross and Net Acres in which the Company had a leasehold interest as of August 31, 2001:

                                                         DEVELOPED       UNDEVELOPED
                                                          ACREAGE          ACREAGE
                                                      ---------------   --------------
                                                      GROSS     NET     GROSS     NET
                                                      ------   ------   ------   -----
Area:
  Mid-Continent.....................................  72,035   38,760       --      --
  East and West Texas...............................  14,519   13,654    2,732   1,208
  Gulf Coast........................................   7,280    1,132   17,946   6,475
                                                      ------   ------   ------   -----
       Totals.......................................  93,834   53,546   20,678   7,683
                                                      ======   ======   ======   =====

     The Company generally acquired a leasehold interest in the properties to be explored. The leases granted the lessee the right to explore for and extract oil and natural gas from a specified area. Lease rentals usually consisted of a fixed annual charge made prior to obtaining production. Once production had been established, a royalty was paid to the lessor based upon the gross proceeds from the sale of oil and natural gas. Once wells were drilled, a lease generally continued as long as production of oil and natural gas continued. In some cases, leases were acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths.

     Substantially all of the Company's producing oil and natural gas properties were located on leases held by the Company for an indeterminate number of years as long as production was maintained. All of the Company's non-producing acreage was held under leases from mineral owners or a government entity which expired at varying dates. The Company was obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Delay rentals were approximately $.6 million for the year ended December 31, 2000 and were approximately $.2 million for the eight months ended August 31, 2001.

DRILLING ACTIVITY

     The following table sets forth exploration and development drilling results for the years ended December 31, 1999, 2000 and the eight months ended August 31, 2001.

                                                                             EIGHT MONTHS
                                                 YEAR ENDED DECEMBER 31,        ENDED
                                                --------------------------    AUGUST 31,
                                                   1999           2000           2001
                                                -----------   ------------   ------------
                                                GROSS   NET   GROSS   NET    GROSS   NET
                                                -----   ---   -----   ----   -----   ----
Exploratory
  Productive..................................    --    --       1      .3      2      .4
  Non-productive..............................    --    --      --      --      3     1.4
                                                ----    ---   ----    ----   ----    ----
          Total...............................    --    --       1      .3      5     1.8
                                                ----    ---   ----    ----   ----    ----
Development
  Productive..................................     4    .9      16    12.7     16    13.2
  Non-productive..............................     1    .1      --      --     --      --
                                                ----    ---   ----    ----   ----    ----
          Total...............................     5    1.0     16    12.7     16    13.2
                                                ----    ---   ----    ----   ----    ----
Combined Total................................     5    1.0     17    13.0     21    15.0
                                                ====    ===   ====    ====   ====    ====

CONTROL OVER PRODUCTION ACTIVITIES

     The Company operated 303 of the 396 producing wells in which it owned an interest as of August 31, 2001. The non-operated properties were operated by unrelated third parties pursuant to operating agreements which are generally standard in the industry. Significant decisions about operations regarding non-operated properties have been determined by the outside operator rather than by the Company. If the Company declined to participate in additional activities proposed by the outside operator under certain operating agreements, the Company would not receive revenues from, and/or would lose its interest in the activity in which it declined to participate.

MARKETS AND CUSTOMERS

     The availability of a ready market for any oil and natural gas produced by the Company and the prices obtained for such oil and natural gas depended upon numerous factors beyond its control, including the demand for and supply of oil and natural gas; fluctuations in production and seasonal demand; the availability of adequate pipeline and other transportation facilities; weather conditions; economic conditions; imports of crude oil; production by and agreements among OPEC members; and the effects of state and federal governmental regulations on the import, production, transportation, sale and taxation of oil and natural gas. The occurrence of any factor that affects a ready market for the Company's oil and natural gas or reduced the price obtained for such oil and natural gas, would have adversely affect the Company.

     A large percentage of the Company's oil and natural gas sales were made to a small number of purchasers. For the eight months ended August 31, 2001, Plains Marketing and Transportation accounted for 95% of the Company's oil sales, and Aquila Energy Marketing, Crosstex Energy and Duke Energy Field Services accounted for 26%, 20% and 15%, respectively, of the Company's natural gas sales. For the year ended December 31, 2000, Plains Marketing accounted for 96% of the Company's oil sales, and Aquila and Crosstex accounted for 28% and 20%, respectively, of the Company's natural gas sales. For the year ended December 31, 1999, Plains Marketing accounted for 90% of the Company's oil sales, and Aquila and Crosstex accounted for 21% and 17%, respectively, of the Company's natural gas sales.

     The agreement with Plains Marketing, entered into in 1993, provided for Plains Marketing to purchase the Company's oil pursuant to West Texas Intermediate posted prices plus a premium. A portion of the Company's natural gas production was sold pursuant to long-term netback contracts. Under netback contracts, gas purchasers buy gas from a number of producers, process the gas for natural gas liquids, and sell the liquids and residue gas. Each producer receives a fixed portion of the proceeds from the sale of the liquids, and residue gas. The gas purchasers pay for transportation, processing, and marketing of the gas and liquids, and assume the risk of contracting pipelines and processing plants in return for a portion of the proceeds of the sale of the gas and liquids. Generally, because the purchasers are marketing large volumes of hydrocarbons gathered from multiple producers, higher prices may be obtained for the gas and liquids. The remainder of the Company's natural gas was sold on the spot market under short-term contracts.

INVESTMENT IN NEG HOLDING LLC

     As explained below, the Company's investment in NEG Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

     Pursuant to the Holding LLC Operating Agreement, the Company is to receive guaranteed payments, in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid on a semi annual basis, based on 10.75% of the outstanding priority distribution amount. After the payments to the Company, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined in the NEG Holding LLC Operating Agreement referred herein. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. The order of distributions is listed below. Because of the substantial uncertainty that the Company will receive any distributions above the priority and guaranteed payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment and income is recognized from accretion of the investment up to the priority distribution amount, including the guaranteed payments (based on the interest method), and the residual interest attributable to Holding LLC will be valued at zero. The Company received a guaranteed payment of $10.9 million from Holding LLC in November 2001 in accordance with the Holding LLC Operating Agreement. Cash receipts, if any, from the residual interest will be reported in income as earned.

     The Holding LLC Operating Agreement requires that (provided full payment of all outstanding guaranteed payments has been made) distributions shall be made to both the Company and Gascon as follows:

     - First and through November 1, 2006, to the Company in an amount equal to the Company's initial priority amount of $202.2 million minus any distributions previously made to the Company.

     - Second, to Gascon in an amount equal to the excess of (a) the sum of (i) the Company's initial priority amount of $202.2 million, (ii) any additional capital contributions made by Gascon, (iii) the aggregate sum of all Guaranteed Payments, and (iv) an amount equal to the Accrued Gascon Amount (which, under the Holding LLC Operating Agreement, means an amount equal to the aggregate of interest that would be computed annually if interest were imposed at a rate equal to the prime rate plus 1/2% as of the close of each fiscal year on the excess of (a) the sum of (i) the cumulative Guaranteed Payments and (ii) the aggregate of any Accrued Gascon Amount computed in prior years, over (b) the cumulative distributions by Holding LLC to Gascon), over (b) distributions previously made to Gascon pursuant to this provision in the Holding LLC Operating Agreement.

     - Third, to the Company and Gascon in accordance with their then respective Capital Accounts.

PRINCIPAL AREAS OF OPERATIONS -- NEG HOLDING LLC

     Holding LLC is developing and exploiting existing properties by drilling Development Wells, and recompleting and reworking existing wells. It is anticipated that Holding LLC will continue its drilling operations on existing properties and will selectively participate in drilling opportunities generated by third parties.

     The following table sets forth Holding LLC's principal areas of operations and Holding LLC's Proved Reserves of oil and natural gas at December 31, 2001.

                                                                        NATURAL
                                                             NATURAL      GAS
                                                     OIL       GAS     EQUIVALENT   % OF
                                                   (MBBLS)   (MMCF)     (MMCFE)     TOTAL
                                                   -------   -------   ----------   -----
Area:
  Mid-Continent..................................     459    32,192      34,946      30.8%
  East and West Texas............................   2,615    26,969      42,659      37.6
  Gulf Coast.....................................   2,085    23,271      35,781      31.6
                                                    -----    ------     -------     -----
          Total..................................   5,159    82,432     113,386     100.0%
                                                    =====    ======     =======     =====

     The following table sets forth Holding LLC's production by principal area of operation for the four months ended December 31, 2001:

                                                                         NATURAL
                                                              NATURAL      GAS
                                                      OIL       GAS     EQUIVALENT   % OF
                                                    (MBBLS)   (MMCF)     (MMCFE)     TOTAL
                                                    -------   -------   ----------   -----
Area:
  Mid-Continent...................................     13      1,133      1,211       28.9%
  East and West Texas.............................    131        850      1,636       39.1
  Gulf Coast......................................    102        730      1,342       32.0
                                                      ---      -----      -----      -----
          Total...................................    246      2,713      4,189      100.0%
                                                      ===      =====      =====      =====

MID-CONTINENT AREA

     At December 31, 2001, approximately 30.8% (34.9 Bcfe) of Holding LLC's Proved Reserves were located in the Mid-Continent area in Oklahoma and West Arkansas which includes the Anadarko and Arkoma Basins.

     Anadarko Basin. The Anadarko Basin properties are located throughout central and west Oklahoma. Anadarko Basin is among the most prolific petroliferous basins of the continental United States. Major tectonic features, regional facies changes, and significant unconformities provide the trapping mechanisms for the accumulation of oil and natural gas. The sedimentary sequence is represented by a wide variety of lithologic units ranging in age from Cambrian through Permian. The Anadarko Basin is considered a mature oil and natural gas province characterized by multiple producing horizons and long-lived and predictable reserves with low cost operations. Most Anadarko Basin reserves are produced from formations at depths ranging from approximately 5,000 to 15,000 feet. Drilling a producing well on these locations can convert proved undeveloped reserves to proved developed producing reserves, and can provide additional proved undeveloped locations on the Company's leasehold acreage.

     During the four months ended December 31, 2001, Holding LLC drilled 1 Gross (.3 Net) Exploratory Well in the Anadarko Basin which was completed as commercially productive.

     Arkoma Basin. The Arkoma Basin properties are located in southeast Oklahoma and northwest Arkansas. The basin is approximately 250 miles long and 30 to 50 miles wide. The region is essentially a non-associated dry gas province. Most of the basin is of Atokan (Pennsylvanian) Age and is noted by an abundance of east-west trending anticlines and synclines, usually faulted along their axes and expressed at the surface. The Arkoma Basin is considered a mature natural gas province characterized by multiple producing horizons and long-lived and predictable reserves with low cost operations. Most Arkoma Basin reserves are produced from formations at depths ranging from approximately 3,000 to 8,000 feet. The principle productive formations are Atokan and, to a lesser extent, Morrowan sandstones deposited as deltaic channel sands.

     During the four months ended December 31, 2001, Holding LLC drilled 1 Gross (.2 Net) Development Well and 1 Gross (.3 Net) Exploratory Well in the Arkoma Basin both of which were completed as commercially productive.

EAST AND WEST TEXAS AREA

     At December 31, 2001, approximately 37.6% (42.7 Bcfe) of Holding LLC's Proved Reserves were located in the East and West Texas area, including East Texas, South Arkansas and the Goldsmith Adobe Unit in West Texas.

     East Texas Basin. The reserves in this region are found in the Cotton Valley formation and the Travis Peak formation. These properties produce from low permeability reservoirs that generally contain relatively long-lived reserves. A significant portion of the cost to complete Cotton Valley wells is incurred due to the low permeability of interbedded sandstones and shales, which requires large hydraulic fracture stimulation, typically of multiple zones of the producing formation, to obtain the increased production levels necessary to make such wells commercially viable. Cotton Valley production occurs in a mature natural gas province characterized by long-lived reserves producing from formations at depths ranging from 8,500 to 10,500 feet. Travis Peak is considered to be a mature oil province characterized by long-lived reserves producing from formations at a depth of 7,200 feet.

     During the four months ended December 31, 2001, Holding LLC did not drill any wells in the East Texas Basin.

     West Texas. The Goldsmith Adobe Unit ("GAU") is located in the Permian Basin of West Texas. Holding LLC now owns a 99.9% working interest in this property. Originally the GAU was drilled on 40-acre spacing units. Previous operators had drilled several wells on 20-acre spacing units and, based on the results of this drilling and 20-acre spacing development on adjoining leases, National Energy Group, Inc. ("NEG") began a drilling program in July 1994 to develop the GAU on 20-acre spacing units. Typically, wells drilled at the GAU produce from the Upper Clearfork formation at an average depth of 6,100 feet.

     During the four months ended December 31, 2001, Holding LLC did not drill any wells at the GAU.

GULF COAST AREA

     At December 31, 2001, approximately 31.6% (35.8 Bcfe) of Holding LLC's Proved Reserves were located in the Gulf Coast area which includes South Louisiana and South Texas.

     The Gulf Coast area encompasses the large coastal plain from the southernmost tip of Texas through the southern portion of Louisiana. These rocks are comprised of sediments ranging from the Cretaceous through the Tertiary in age. Our production ranges in depth from as shallow as several thousand feet to in excess of 14,000 feet. New technology, including the use of 3-D seismic with subsurface mapping, has yielded many new opportunities in the entire coastal area. The Company is involved in many projects using 3-D seismic technology.

     During the four months ended December 31, 2001, Holding LLC drilled 3 Gross (.4 Net) Exploratory wells and 2 Gross (1.5 Net) Development wells in the Gulf coast area, all of which were completed as commercially productive. During the same period Holding LLC drilled 1 Gross (.25 Net) Exploratory well and 1 Gross (.5 Net) Development wells that were not completed as commercially productive.

OIL AND NATURAL GAS RESERVES -- NEG HOLDING LLC

     The estimated reserves and related future net revenues as of December 31, 2001, were prepared by Netherland, Sewell & Associates, Inc and Prator Bett, LLC. All of Holding LLC's reserves are located in the continental United States. Holding LLC's reserve report was prepared using constant prices and costs in accordance with the published guidelines of the Securities and Exchange Commission ("SEC"). The net weighted average prices used in Holding LLC's reserve report at December 31, 2001, were $18.48 per barrel of oil and $2.66 per Mcf of natural gas. The estimation of reserves and future net revenues can be materially affected by the oil and natural gas prices used in preparing the reserve report.

     All reserves are evaluated at constant temperature and pressure which can affect the measurement of natural gas reserves. Estimated operating costs, development costs, abandonment costs, severance taxes and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income taxes. The following estimates set forth reserves considered to be economically recoverable under normal operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the PV10% from future net cash flows can differ from the Standardized Measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of Holding LLC, which is calculated after provision for future income taxes. There can be no assurance that these estimates are accurate predictions of future net cash flows from oil and natural gas reserves or their present value.

     Reservoir engineering is a subjective process of estimating the volumes of underground accumulations of oil and natural gas which cannot be measured precisely. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve estimates prepared by other engineers might differ from the estimates contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and natural gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

     The following table sets forth certain information for Holding LLC's total Proved Reserves of oil and natural gas and the PV10% of estimated future net revenues from such reserves, at December 31, 2001. Also presented is the Standardized Measure of Holding LLC's total Proved Reserves of oil and natural gas.

                                                         AS OF DECEMBER 31, 2001
                                               --------------------------------------------
                                                         NATURAL   NATURAL GAS     PV10%
                                                 OIL       GAS     EQUIVALENT       (IN
                                               (MBBLS)   (MMCF)      (MMCFE)     THOUSANDS)
                                               -------   -------   -----------   ----------
Proved Developed Reserves....................   4,608    67,189       94,837      $102,423
Proved Undeveloped Reserves..................     551    15,243       18,549        10,699
                                                -----    ------      -------      --------
Total Proved Reserves........................   5,159    82,432      113,386      $113,122
                                                =====    ======      =======      ========
Standardized Measure.........................                                     $113,122
                                                                                  ========

OIL AND NATURAL GAS PRODUCTION AND UNIT ECONOMICS -- NEG HOLDING LLC

     The following table shows the approximate net production attributable to the Holding LLC's oil and natural gas interests, the average sales price per barrel of oil and Mcf of natural gas produced, and the average unit economics per Mcfe related to Holding LLC's oil and natural gas production for the period indicated. Information relating to properties acquired or disposed of is reflected in this table only since or up to the closing date of their respective acquisition or sale.

                                                              FOUR MONTHS
                                                                 ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              ------------
Net production:
  Oil (Mbbls)...............................................        246
  Natural gas (Mmcf)........................................      2,713
  Natural gas equivalent (Mmcfe)............................      4,189
Average sales price:
  Oil (per Bbl).............................................     $20.81
  Natural gas (per Mcf).....................................       2.63
Unit economics (per Mcfe):
  Average sales price.......................................     $ 2.97
  Lease operating expenses..................................        .64
  Oil and natural gas production taxes......................        .17
  Depletion rate (excluding writedowns).....................       1.00
  General and administrative expenses.......................        .50

PRODUCTIVE WELL SUMMARY -- NEG HOLDING LLC

     The Company's production of oil and natural gas is primarily derived from wells located in Texas, Oklahoma, Louisiana, and Arkansas. The following table sets forth Holding LLC's interests in Productive Wells, by principal area of operation, as of December 31, 2001:

                                                 OIL         NATURAL GAS        TOTAL
                                            -------------   -------------   -------------
                                            GROSS    NET    GROSS    NET    GROSS    NET
                                            -----   -----   -----   -----   -----   -----
Area:
  Mid-Continent...........................    16      7.7    183     95.5    199    103.2
  East and West Texas.....................   268    152.9     44     37.9    312    190.8
  Gulf Coast..............................    24     11.8     70     28.4     94     40.2
                                             ---    -----    ---    -----    ---    -----
          Total...........................   308    172.4    297    161.8    605    334.2
                                             ===    =====    ===    =====    ===    =====

LEASEHOLD ACREAGE -- NEG HOLDING LLC

     The following table shows the approximate Gross and Net Acres in which Holding LLC had a leasehold interest as of December 31, 2001:

                                                                           UNDEVELOPED
                                                     DEVELOPED ACREAGE       ACREAGE
                                                     ------------------   --------------
                                                      GROSS       NET     GROSS     NET
                                                     --------   -------   ------   -----
Area:
  Mid-Continent....................................   76,583    38,985        --      --
  East and West Texas..............................   14,871    13,703     3,573   1,577
  Gulf Coast.......................................   37,895    17,105     9,788   2,900
                                                     -------    ------    ------   -----
          Totals...................................  129,349    69,793    13,361   4,477
                                                     =======    ======    ======   =====

     Holding LLC generally acquires a leasehold interest in the properties to be explored. The leases grant the lessee the right to explore for and extract oil and natural gas from a specified area. Lease rentals usually consist of a fixed annual charge made prior to obtaining production. Once production has been established, a royalty is paid to the lessor based upon the gross proceeds from the sale of oil and natural gas. Once wells are drilled, a lease generally continues as long as production of oil and natural gas continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths.

     Substantially all of Holding LLC's producing oil and natural gas properties are located on leases held by the Company for an indeterminate number of years as long as production is maintained. All of Holding LLC's non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. Holding LLC is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Delay rentals were approximately $.01 million for the four months ended December 31, 2001 and could increase or decrease in future periods depending on Holding LLC's lease acquisition activities.

DRILLING ACTIVITY -- NEG HOLDING LLC

     The following table sets forth Holding LLC's exploration and development drilling results for the four months ended December 31, 2001.

                                                                    FOUR
                                                                MONTHS ENDED
                                                              DECEMBER 31, 2001
                                                              -----------------
                                                              GROSS        NET
                                                              ------       ----
Exploratory
  Productive................................................     5         1.0
  Non-productive............................................     1          .3
                                                                --         ---
          Total.............................................     6         1.3
                                                                --         ---
Development
  Productive................................................     3         1.7
  Non-productive............................................     1          .5
                                                                --         ---
          Total.............................................     4         2.2
                                                                --         ---
Combined Total..............................................    10         3.5
                                                                ==         ===

TITLE TO OIL AND NATURAL GAS PROPERTIES -- NEG HOLDING LLC

     Holding LLC has acquired interests in producing wells and undeveloped acreage in the form of Working Interests, Royalty Interests, and Overriding Royalty Interests. To reduce Holding LLC's financial exposure in any one prospect, Holding LLC often acquires less than 100% of the Working Interest in a prospect. Working Interests held by Holding LLC may, from time to time, become subject to minor liens. Prior to an acquisition, due diligence investigations are made in accordance with standard practices in the industry, which may include securing an acquisition title opinion.

PRODUCTION AND SALES PRICES -- NEG HOLDING LLC

     Holding LLC produces oil and natural gas solely in the continental United States. Holding LLC has no obligations to provide a fixed and determinable quantity of oil and/or natural gas in the future under existing contracts or agreements. Nor does Holding LLC refine or process the oil and natural gas it produces, but sells the production to unaffiliated oil and natural gas purchasing companies in the area in which it is produced. Holding LLC expects to sell crude oil on a market price basis and to sell natural gas under contracts to both interstate and intrastate natural gas pipeline companies. Holding LLC currently sells a significant portion of oil pursuant to a contract with Plains Marketing and Transportation. See "-- Markets and Customers."

CONTROL OVER PRODUCTION ACTIVITIES -- NEG HOLDING LLC

     Holding LLC operated 410 of the 605 producing wells in which it owned an interest as of December 31, 2001. The non-operated properties are operated by unrelated third parties pursuant to operating agreements which are generally standard in the industry. Significant decisions about operations regarding non-operated properties may be determined by the outside operator rather than by Holding LLC. If Holding LLC declines to participate in additional activities proposed by the outside operator under certain operating agreements, Holding LLC will not receive revenues from, and/or will lose its interest in the activity in which it declined to participate.

MARKETS AND CUSTOMERS -- NEG HOLDING LLC

     The availability of a ready market for any oil and natural gas produced by Holding LLC and the prices obtained for such oil and natural gas depend upon numerous factors beyond its control, including the demand for and supply of oil and natural gas; fluctuations in production and seasonal demand; the availability of adequate pipeline and other transportation facilities; weather conditions; economic conditions; imports of crude oil; production by and agreements among OPEC members; and the effects of state and federal governmental regulations on the import, production, transportation, sale and taxation of oil and natural gas. The occurrence of any factor that affects a ready market for Holding LLC's oil and natural gas or reduces the price obtained for such oil and natural gas, may adversely affect Holding LLC.

     A large percentage of Holding LLC's oil and natural gas sales are made to a small number of purchasers. For the four months ended December 31, 2001, Plains Marketing and Transportation accounted for 83% of Holding LLC's oil sales, and Aquila Energy Marketing, Crosstex Energy and Copano Field Services accounted for 17% and 15% and 13%, respectively, of Holding LLC's natural gas sales. Holding LLC does not believe that the loss of any purchaser would have a material adverse effect on its business because, under prevailing market conditions, other purchasers are readily available.

     The agreement with Plains, entered into in 1993, provides for Plains to purchase Holding LLC's oil pursuant to West Texas Intermediate posted prices plus a premium. A portion of Holding LLC's natural gas production is sold pursuant to long-term netback contracts. Under netback contracts, gas purchasers buy gas from a number of producers, process the gas for natural gas liquids, and sell the liquids and residue gas. Each producer receives a fixed portion of the proceeds from the sale of the liquids, and residue gas. The gas purchasers pay for transportation, processing, and marketing of the gas and liquids, and assume the risk of contracting pipelines and processing plants in return for a portion of the proceeds of the sale of the gas and liquids. Generally, because the purchasers are marketing large volumes of hydrocarbons gathered from multiple producers, higher prices may be obtained for the gas and liquids. The remainder of Holding LLC's natural gas is sold on the spot market under short-term contracts.

     Although Holding LLC acquired certain hedge contracts with Enron North America Corp. associated with the oil and gas assets contributed by the Company pursuant to the Plan of Reorganization, the bankruptcy of Enron Corp. and Enron North America Corp. et al is not expected to have a material effect on Holding LLC's continuing operations. Holding LLC recorded a $4.6 million non cash valuation writedowns related to the cancellation of existing hedge contracts with Enron during the four month ended December 31, 2001.

REGULATION -- NEG HOLDING LLC

     General. Holding LLC's oil and natural gas exploration, production, and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases Holding LLC's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted by federal and state agencies or jurisdictions, the Company is unable to predict the future cost or impact of complying with such laws. Holding LLC believes that it operates in compliance with all federal, state and local regulations.

     Exploration and Production. Holding LLC's exploration and development operations are subject to various types of regulation at the federal, state, and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the plugging and abandoning of wells. Holding LLC's operations are also subject to various conservation regulations and rules to protect the correlative rights of mineral interest owners. These include the regulation of the size of drilling and spacing units or proration units, the density of wells which may be drilled, and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of land and leases. In addition, some state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas Holding LLC can produce from its wells and to limit the number of wells or the locations at which Holding LLC can drill. Legislation in Oklahoma and regulatory action in Texas governs the methodology by which the regulatory agencies establish permissible monthly production allowables. Holding LLC cannot predict what effect any change in prorationing regulations might have on its production and sales of natural gas.

     Certain of Holding LLC's Oil, Gas and Mineral Leases are granted by the federal government and administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation and disbursement of royalty payments to the federal government. The Mineral Lands Leasing Act of 1920 places limitations on the number of acres under federal leases that may be owned in any one state.

     Environmental Protection and Occupational Safety. Holding LLC is subject to numerous federal, state and local laws and regulations governing the release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. It is not anticipated that Holding LLC will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations. Because such laws and regulations are frequently changed, Holding LLC is unable to predict the ultimate cost and effects of such compliance.

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

     The Resource Conservation and Recovery Act ("RCRA") and regulations promulgated thereunder govern the generation, storage, transfer and disposal of hazardous wastes. RCRA, however, currently excludes from the definition of hazardous wastes "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal energy." Because of this exclusion, many of Holding LLC's operations are exempt from RCRA regulation. Nevertheless, Holding LLC must comply with RCRA regulations for any of its operations that do not fall within the RCRA exclusion (such as painting activities or use of solvents). On August 8, 1998, EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. The impact is not likely to be any more burdensome to Holding LLC than to any other similarly situated company involved in oil and natural gas exploration and production.

     Because oil and natural gas exploration, production and other activities have been conducted at some of Holding LLC's properties by previous owners and operators, materials from these operations may remain on some of the properties and in some instances require remediation. In addition, Holding LLC has agreed to indemnify some sellers of producing properties from whom Holding LLC has acquired reserves against certain liabilities for environmental claims associated with such properties. While Holding LLC does not believe that costs to be incurred by Holding LLC for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in future material expenditures.

     Additionally, in the course of Holding LLC's routine oil and natural gas operations, surface spills and leaks, including casing leaks of oil or other materials occasionally occur, and as a result, Holding LLC incurs costs for waste handling and environmental compliance. Moreover, Holding LLC is able to control directly the operations of only those wells for which it acts as the operator. Notwithstanding Holding LLC's lack of control over wells in which Holding LLC owns an interest but is operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to Holding LLC.

     Holding LLC is also subject to laws and regulations concerning occupational safety and health. While it is not anticipated that Holding LLC will be required in the near future to expend amounts that are material in the aggregate to Holding LLC's overall operations by reason of occupational safety and health laws and regulations, Holding LLC is unable to predict the ultimate cost of future compliance.

     Marketing and Transportation. Federal legislation and regulatory controls in the United States have historically affected the price of the natural gas produced by Holding LLC and the manner in which such production is marketed. The transportation and sales for resale of natural gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938 (the "NGA") and the Federal Energy Regulatory Commission ("FERC") regulations promulgated thereunder. Maximum selling prices of certain categories of natural gas, whether sold in interstate or intrastate commerce, previously were regulated pursuant to The Natural Gas Policy Act of 1978 ("NGPA"). The NGPA established various categories of natural gas and provided for graduated deregulation of price controls of several categories of natural gas and the deregulation of sales of certain categories of natural gas. All price deregulation contemplated under the NGPA has already taken place. Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act") terminated all remaining NGA and NGPA price and non-price controls on wellhead sales of domestic natural gas on January 1, 1993. While natural gas producers may currently make sales at uncontrolled market prices, Congress could re-enact price controls in the future.

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

     The rules contained in Order No. 636, as amended by Order No. 636-A (issued in August 1992) and Order No. 636-B (issued in November 1992) (collectively, "Order No. 636"), are far-reaching and complex. While Order No. 636 does not directly regulate natural gas producers such as Holding LLC, the FERC has stated that Order No. 636 is intended to foster increased competition within the gas industry.

OPERATIONAL HAZARDS AND INSURANCE -- NEG HOLDING LLC

     Holding LLC's operations are subject to all of the risks inherent in oil and natural gas exploration, drilling and production. These hazards can result in substantial losses to Holding LLC due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, or suspension of operations. Holding LLC maintains insurance of various types customary in the industry to cover its operations and believes it is insured prudently against certain of these risks. In addition, Holding LLC maintains operator's extra expense coverage that provides coverage for the care, custody and control of wells drilled by Holding LLC. Holding LLC's insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. As a prudent operator, Holding LLC does maintain levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges. However, 100% coverage is not maintained. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on Holding LLC's financial condition and results of operations. Moreover, no assurance can be given that Holding LLC will be able to maintain adequate insurance in the future at rates it considers reasonable. Holding LLC believes that it operates in compliance with government regulations and in accordance with safety standards which meet or exceed industry standards.

COMPETITION -- NEG HOLDING LLC

     The oil and natural gas industry is intensely competitive in all of its phases. Holding LLC, which is a small competitive factor in the industry, encounters strong competition from major oil companies, independent oil and natural gas concerns, and individual producers and operators, many of which have financial resources, staffs, facilities and experience substantially greater than those of Holding LLC. Furthermore, in times of high drilling activity, exploration for and production of oil and natural gas may be affected by the availability of equipment, labor, supplies and by competition for drilling rigs. Holding LLC cannot predict the effect these factors will have on its operations. Holding LLC owns no drilling rigs, and therefore will be dependent on third parties for any future drilling. Furthermore, the oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial, and individual consumers.

OFFICE SPACE

     The Company leases approximately 25,000 square feet of office space in Dallas, Texas. The Company also leases a small amount of office space in Odessa and Halletsville, Texas, Yukon, Oklahoma and Iberville Parish, Louisiana for its business activities.

EMPLOYEES

     On March 25, 2002, the Company had 54 full-time employees. Of these employees, 13 are field-related personnel. The Company does not have any collective bargaining agreements with employees and believes that relations with its employees are generally satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

     Other than acting pursuant to the Management Agreement as it relates to the management and operations of the oil and natural gas properties owned by Operating LLC, the Company is not a party to any material pending legal proceedings. With respect to certain claims of the Company against Enron Corp. relating to the oil and natural gas properties contributed to Holding LLC, a representative of the Company has been appointed to the official committee of unsecured creditors in the Enron bankruptcy proceeding.

     The Company's Joint Plan became effective August 4, 2000 and the Bankruptcy Court issued a final decree effective December 13, 2001 closing the case.

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

     At the meeting two proposals were voted upon and the following sets forth the number of votes that were cast for and against the proposals and the number of abstentions and broker no votes on the proposals:

          (i) Proposal to elect five nominees as directors of the Company to serve until the next annual meeting of shareholders:

                                NAME OF DIRECTOR

                         BOB G.     ROBERT H.    RUSSELL D.   ROBERT J.     JACK G.
                       ALEXANDER       KITE        GLASS       MITCHELL    WASSERMAN
                       ----------   ----------   ----------   ----------   ----------
For..................  10,389,706   10,423,684   10,420,572   10,420,500   10,420,174
Against..............      73,532       39,554       42,666       42,738       43,064
Abstain..............          --           --           --           --           --
                       ----------   ----------   ----------   ----------   ----------
                       10,463,238   10,463,238   10,463,238   10,463,238   10,463,238
                       ==========   ==========   ==========   ==========   ==========

          (ii) Proposal to ratify the selection of KPMG LLP as the Company's independent auditors for the current fiscal year ended December 31, 2001.

For.........................................................  10,414,359
Against.....................................................      43,921
Abstain.....................................................       4,958
Broker no Votes.............................................          --
                                                              ----------
                                                              10,463,238
                                                              ==========

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock currently trades on the OTC Bulletin Board. Effective October 19, 2000, the Company's common stock began trading under the symbol "NEGI". The following table sets forth, for the periods indicated, the high and low closing sales prices as reported on the OTC Bulletin Board. The prices for periods prior to confirmation of the Joint Plan have been adjusted to reflect a 7-for-1 reverse stock split. The quotations represent prices between dealers in securities and may not include retail mark-up, mark-down, or commission and may not represent actual transactions.

                                                              COMMON STOCK
                                                                  PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
CALENDAR YEARS BY QUARTER
2001:
  First.....................................................  $2.00   $1.25
  Second....................................................   2.00    1.04
  Third.....................................................    .95     .39
  Fourth....................................................    .48     .22
2000:
  First.....................................................  $2.08   $ .22
  Second....................................................   1.64     .77
  Third.....................................................   3.39    1.53
  Fourth....................................................   3.00     .81

     On March 25, 2002, the latest practicable date for providing price information, the last quoted price for the Company's common stock was $.38.

HOLDERS

     As of March 25, 2002, the Company had approximately 7,500 record holders of its shares of common stock, including multiple nominee holders for an undetermined number of beneficial owners.

DIVIDENDS ON COMMON STOCK

     The Company has never paid cash dividends on its common stock and does not expect to declare cash dividends in the foreseeable future. The terms of the Company's credit facility with Arnos do not permit dividends on the common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial and operating data with respect to the Company as of and for each of the five years in the period ended December 31, 2001. The financial data was derived from the historical financial statements of the Company. This information is not necessarily indicative of the Company's future performance. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto of the Company included elsewhere herein.

                                                              YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                            1997       1998           1999           2000           2001
                                          --------   ---------      ---------      ---------      --------
                                                (IN THOUSANDS, EXCEPT FOR RATIOS AND PER UNIT DATA)
STATEMENT OF OPERATIONS DATA:(1)
Oil and natural gas sales...............  $ 52,417   $  38,440      $  39,300      $  51,014      $ 33,176
Accretion of Investment in NEG Holding
  LLC...................................        --          --             --             --         9,834
Management fee..........................        --          --             --             --         2,699
                                          --------   ---------      ---------      ---------      --------
    Total revenue.......................    52,417      38,440         39,300         51,014        45,709
                                          --------   ---------      ---------      ---------      --------
Costs and expenses:
  Lease operating.......................     6,729       8,590          6,101          5,672         3,874
  Oil and natural gas production
    taxes...............................     3,139       2,504          2,095          2,888         1,695
  Depreciation, depletion and
    amortization........................    23,205      21,311         15,889         11,044         6,163
  Writedown of oil and natural gas
    properties(2).......................    46,396     148,400             --             --            --
  Restructuring charges.................        --       1,869             --             --            --
  General and administrative............     4,392       6,141          4,098          4,527         5,931
                                          --------   ---------      ---------      ---------      --------
    Total costs and expenses............    83,861     188,815         28,183         24,131        17,663
                                          --------   ---------      ---------      ---------      --------
Operating income (loss).................   (31,444)   (150,375)        11,117         26,883        28,046
Interest expense(3).....................   (11,212)    (14,432)        (1,909)        (9,656)      (21,224)
Interest income and other, net..........     1,032         293             --          1,672          (336)
                                          --------   ---------      ---------      ---------      --------
Income (loss) before reorganization
  items, income taxes and extraordinary
  item..................................   (41,624)   (164,514)         9,208         18,899         6,486
Reorganization items:
  Professional fees and other...........        --          --         (4,727)        (1,354)          236
  Writeoff of unamortized debt premium
    and issuance costs, net.............        --          --         (3,219)            --            --
  Interest earned on accumulating cash
    resulting from Chapter 11
    proceedings.........................        --          --            762          1,064            --
                                          --------   ---------      ---------      ---------      --------
Income (loss) before income taxes and
  extraordinary items...................   (41,624)   (164,514)         2,024         18,609         6,722
Income tax benefit......................     7,286          --             --             --        30,589
                                          --------   ---------      ---------      ---------      --------
Income (loss) before extraordinary
  item..................................   (34,338)   (164,514)         2,024         18,609        37,311
Extraordinary loss......................        --          --             --        (33,047)          (11)
                                          --------   ---------      ---------      ---------      --------
Net income (loss).......................  $(34,338)  $(164,514)     $   2,024      $ (14,438)     $ 37,300
                                          ========   =========      =========      =========      ========
Net income (loss) per common share
  before extraordinary item.............  $  (6.58)  $  (28.56)     $     .35      $    2.71      $   3.33
                                          ========   =========      =========      =========      ========
Net income (loss) per common share,
  basic and diluted.....................  $  (6.58)  $  (28.56)     $     .35      $   (2.10)     $   3.33
                                          ========   =========      =========      =========      ========

                                                              YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                            1997       1998           1999           2000           2001
                                          --------   ---------      ---------      ---------      --------
                                                (IN THOUSANDS, EXCEPT FOR RATIOS AND PER UNIT DATA)
CASH FLOW DATA:
Net cash provided by operating
  activities............................  $ 22,864   $   5,082      $  27,713      $  23,831      $ 11,537
Net cash used in investing activities...   (75,826)    (53,303)        (1,038)       (11,720)      (27,215)
Net cash provided by (used in) financing
  activities............................    64,734      24,809             --          2,000       (24,560)
OTHER FINANCIAL DATA:
EBITDA(4)...............................  $ 39,189   $  19,628      $  27,006      $  39,599      $ 24,039
Ratio of EBITDA to interest expense.....       3.5x        1.4x           N/A(6)         N/A(6)        1.1x
Ratio of earnings to fixed charges(5)...        --          --            N/A(6)         N/A(6)        1.3x
BALANCE SHEET DATA (AT PERIOD END):(1)
Cash and cash equivalents...............  $ 25,954   $   2,542      $  29,217      $  43,328      $  3,090
Working capital (deficit)...............     8,387    (197,834)(8)        N/A(7)      19,835         1,673
Total assets............................   254,361      95,002        100,358        118,654       132,709
Long-term debt..........................   166,397         N/A(8)         N/A(8)     210,827       202,471
Stockholders' equity(deficit)...........    47,893    (116,933)      (114,906)      (127,171)      (82,405)

                                                                    YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                         1997      1998      1999      2000     2001(10)
                                                        -------   -------   -------   -------   --------
OPERATING DATA:(1)
Production:
  Oil (Mbls)..........................................    1,110     1,238     1,135       799       428
  Natural gas (Mmcf)..................................   13,146    11,255     9,266     7,081     4,333
  Natural gas equivalent (Mmcfe)......................   19,807    18,685    16,078    11,873     6,901
Average sales price:
  Oil (per Bbl).......................................  $ 19.17   $ 12.66   $ 17.62   $ 29.24    $27.70
  Natural gas (per Mcf)...............................     2.37      2.02      2.08      3.91      4.92
Unit economics (per Mcfe):
  Average sales price.................................  $  2.65   $  2.06   $  2.44   $  4.30    $ 4.81
  Lease operating expenses............................      .34       .46       .38       .48       .56
  Oil and natural gas production taxes................      .16       .13       .13       .24       .25
  Depreciation, depletion and amortization(9).........     1.17      1.14       .99       .93       .89
  General and administrative..........................      .22       .33       .25       .38       .50

---------------

 (1) Reflects the revenues, results of operations, and production subsequent to the dates of acquisitions of various oil and natural gas properties that affect the comparability of the data presented.

 (2) The results of operations for the year ended December 31, 1997 included a writedown of oil and natural gas properties of approximately $46.4 million ($37.5 million, net of deferred income taxes) in accordance with the full cost method of accounting. The results of operations for the year ended December 31, 1998, include writedowns of oil and natural gas properties of approximately $148.4 million in accordance with the full cost method of accounting.

 (3) Accrual of interest on the Company's senior notes was discontinued during the Bankruptcy Proceeding. Approximately $17.7 million and $10.5 million of additional interest expense would have been recognized by the Company during 1999 and 2000, respectively, if not for the discontinuation of the interest accrual.

 (4) EBITDA is earnings (including interest income and excluding accretion of Investment in NEG Holding LLC, discontinued operations, extraordinary items, charges resulting from changes in accounting and significant nonrecurring revenues and expenses and reorganization items) before interest expense, income taxes, depletion, depreciation and amortization, and the provision for impairment of oil and natural gas properties. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. The Company has included information concerning EBITDA because EBITDA is a measure used by certain investors in determining the Company's historical ability to service its indebtedness. However, this measure may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles as an indicator of the Company's operating performance or liquidity.

 (5) For the purposes of calculating the ratio of earnings to, or deficiency of earnings over, fixed charges, earnings consist of income before extraordinary items and income taxes plus fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, the interest component of rent expense, and amortization of debt premium, discount and financing costs. The deficiency of earnings over fixed charges for the years ended December 31, 1997 and 1998, were approximately $44.2 million, and $167.9 million, respectively.

 (6) Due to the discontinuance of the accrual of interest on the Company's unsecured senior notes during the Bankruptcy proceeding, these measurements are not meaningful for the years ended December 31, 1999 and December 31, 2000 and have not been presented.

 (7) Due to the Chapter 11 proceedings, these measurements are not meaningful for the year ended December 31, 1999 and have not been presented. See Notes 1, 5 and 6 of Notes to Consolidated Financial Statements.

 (8) The principal and interest outstanding under the senior notes and credit facility was classified as current at December 31, 1998. Due to the Chapter 11 proceedings, this measurement is not meaningful as of December 31, 1999 and has not been presented. See Note 6 of Notes to Consolidated Financial Statements.

 (9) Excludes the effects of the full cost ceiling writedowns discussed in Note 2 above.

(10) Operating data is included only through August 31, 2001 when the oil and natural gas assets were contributed to NEG Holding LLC.

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

     On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court") entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceeding"). On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the "Plan of Reorganization") jointly proposed by the Company and the official committee of unsecured creditors, which Plan of Reorganization became effective on August 4, 2000. The Bankruptcy Court issued a Final Decree closing the case effective December 13, 2001. Accordingly, the Company has effectively settled all matters relating to the Bankruptcy Proceeding.

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million. In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners, an entity owned or controlled by Carl
C. Icahn, the Company's largest stockholder ("Gascon"), contributed its sole membership interest in Shana National LLC, an oil and natural gas producing company, and cash, including a $10.9 million Revolving Note issued to Arnos Corp., an entity owned or controlled by Carl C. Icahn, the Company's largest stockholder ("Arnos"), evidencing the borrowings under the Company's revolving credit facility. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, but effective as of May 1, 2001.

     Pursuant to the Holding LLC Operating Agreement, the Company is to receive guaranteed payments, in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. It is anticipated that the priority distribution amount of $202.2 million will be used by the Company to pay off the Company's indebtedness (currently held by entities owned or controlled by Carl
C. Icahn). The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid on a semi annual basis, based on 10.75% of the outstanding priority distribution amount. After the payments to the Company, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined in the NEG Holding LLC Operating Agreement referred herein. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. Because of the substantial uncertainty that the Company will receive any distributions above the priority and guaranteed payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment and income is recognized from accretion of the investment up to the priority distribution amount, including the guaranteed payments (based on the interest method), and the residual interest attributable to Holding LLC will be valued at zero. Cash receipts, if any, from the residual interest will be reported in income as earned.

     The Holding LLC Operating Agreement entered into on September 12, 2001, contains a provision that allows Gascon at any time, in its sole discretion, to redeem the Company's membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of the Company's operating assets and oil and natural gas properties have been contributed to Holding LLC, as noted above, following such a redemption, the Company's principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon and there follows a liquidation and distribution of the proceeds, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to the Company's shareholders. Following the payment of the Company's indebtedness (currently held by entities owned or controlled by Carl C. Icahn) and its operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to the Company's shareholders. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $2.7 million as a management fee for the four month period ended December 31, 2001.

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

     Pursuant to the Plan of Reorganization, as of December 31, 2000 the Company reinstated $45.8 million of interest expense on the senior notes ("Reinstated Interest"). This Reinstated Interest consisted of $10.5 million of prepetition interest and $35.3 million of interest expense that did not accrue during the pendancy of the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. Accordingly, interest will accrue at 10.75% on the revised obligation amount at December 31, 2000 of $210.8 million pursuant to terms of the senior notes indenture. The Reinstated Interest plus interest accrued thereon becomes due in installments beginning in April 2003. The Company will continue to pay the semi-annual interest on the original senior note face amount of $165 million. The senior note balance is $148.6 million as of December 31, 2001. (See Note 6 to the Consolidated Financial Statements).

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

     Although the Company is highly leveraged following confirmation of the Plan of Reorganization, the Company expects that availability under its existing credit facility, expected cash flows from guaranteed payments, priority distributions and management fees will be sufficient to fund its operations and debt service. However, no assurances can be given that Holding LLC will generate sufficient cash flows to make these payments and in that event, the Company would not be able to meet its obligations.

RESULTS OF OPERATIONS

     On September 12, 2001 the Company contributed all its operating assets and oil and natural gas properties, excluding cash of $4.3 million to Holding LLC, in exchange for an initial 50% membership interest ("LLC Contribution"). For tax and valuation purposes the effective date is May 1, 2001, however, for financial reporting purposes the transaction is as of September 1, 2001. Operations from September 1 to September 12 were not significant. The Company recorded eight months of oil and natural gas operations and four months of accretion of the preferred investment and management fees. In the future, the Company will only recognize income from accretion of the preferred investment and management fees.

 OVERVIEW OF PRODUCTION, SALES AND UNIT ECONOMICS

     The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and costs and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                          YEAR ENDED       EIGHT MONTHS
                                                         DECEMBER 31,         ENDED
                                                       -----------------    AUGUST 31,
                                                        1999      2000         2001
                                                       -------   -------   ------------
Net production:
  Oil (Mbbls)........................................    1,135       799         428
  Natural Gas (Mmcf).................................    9,266     7,081       4,333
  Natural Gas Equivalent (Mmcfe).....................   16,078    11,873       6,901
Oil and natural gas sales (in thousands):
  Oil................................................  $20,006   $23,355     $11,859
  Natural gas........................................   19,294    27,659      21,317
                                                       -------   -------     -------
          Total......................................  $39,300   $51,014     $33,176
                                                       =======   =======     =======
Average sales price:
  Oil (per Bbl)......................................  $ 17.62   $ 29.24     $ 27.70
  Natural gas (per Mcf)..............................     2.08      3.91        4.92
Unit economics (per Mcfe):
  Average sales price................................  $  2.44   $  4.30     $  4.81
  Lease operating expenses...........................      .38       .48         .56
  Oil and natural gas production taxes...............      .13       .24         .25
  Depletion rate (excluding writedowns)..............      .91       .88         .85
  General and administrative.........................      .25       .38         .50

  YEAR ENDED DECEMBER 31, 2001, COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     Revenues. Total revenues decreased by $5.3 million (10.4%) to $45.7 million for 2001 from $51.0 million in 2000. The decrease in revenues is due to the decrease in overall production and the LLC Contribution. Average natural gas prices increased $1.01 per Mcf to $4.92 per Mcf for 2001 from $3.91 for 2000, and average oil prices decreased $1.54 per barrel to $27.70 per barrel for 2001 from $29.24 for 2000. The Company recorded $9.8 million in accretion of investment in Holding LLC and management fees of $2.7 million in 2001.

     In 2001, the Company produced 428 Mbbls of oil, a decrease of 46.4% compared to 799 Mbbls in 2000, and the Company produced 4,333 Mmcf of natural gas in 2001, a decrease of 38.8% from 7,081 Mmcf in the same period of 2000. The decrease in production is due to the LLC Contribution and natural decline in production.

     Costs and Expenses. Lease operating expenses decreased $1.8 million (31.6%) to $3.9 million for 2001 from $5.7 million in 2000 primarily due to the LLC Contribution. Lease operating expenses per Mcfe increased to $.56 for 2001 from $.48 for 2000 due to the decline in overall production.

     Production taxes decreased $1.2 million (41.4%) to $1.7 million for 2001 compared to $2.9 million for 2000. This decrease is the direct result of the decline in overall production and revenue in 2001 and the LLC Contribution.

     Depreciation, depletion and amortization ("DD&A") decreased $4.8 million (43.6%) to $6.2 million for 2001 compared to $11.0 million for 2000. This decrease in DD&A is due to the decline in overall production and the LLC Contribution.

     General and administrative costs increased $1.4 million (31.1%) to $5.9 million for 2001 compared to $4.5 million for 2000. This increase is the result of the LLC Contribution and the resulting change in the Company's recording of general and administrative costs. Effective September 1, 2001, the Company no longer offsets general and administrative costs by field employee costs or lease management income, but is reimbursed a management fee for these and other costs of 115% of general and administrative costs as defined in the Management Agreement. As discussed in Note 2 to the consolidated financial statements, prior to September 2001, the Company capitalized internal general and administrative costs that can be directly identified with acquisition, development and exploration activities. The Company's capitalized general and administrative expenses totaled $.6 million and $.5 million for the years ended December 31, 2000 and 2001, respectively.

     Other Income and Expenses. The $11.5 million increase in interest expense to $21.2 million for 2001 from $9.7 million for 2000 was due primarily to interest expense on the senior notes that began accruing upon confirmation of the Plan of Reorganization. The Company accrued interest on the revised senior note obligation amount at December 31, 2000 of $210.8 million through July 31, 2001. In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of Reinstated Interest for $10.5 million. Approximately $10.5 million additional interest expense would have been recognized by the Company for 2000 if not for the discontinuation of the interest accrual on the Company's senior notes during the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. The weighted average interest rate for 2001 was 10.6% compared to 10.4% for the same period in 2000.

     Of the $.3 million other expense recognized for the year ended December 31, 2001, $.7 million represents the non-cash decrease in the fair value of the Company's derivative contracts. Of the $1.7 million other income recognized for the year ended December 31, 2000, $.6 million represents the non-cash change in the fair value of the Company's derivative contracts and the remainder represents interest earned on cash accumulated subsequent to confirmation of the Joint Plan.

     Reorganization Items. The Company incurred $1.4 million for the year ended December 31, 2000, for professional fees and other expenses associated with the bankruptcy proceeding. The Company earned $1.1 million in interest income on cash accumulating during the bankruptcy proceeding for the year ended December 31, 2000.

     Income Taxes. As of December 31, 2001, the Company had consolidated net operating loss carryforwards of approximately $129 million for income tax reporting purposes that expire from 2002 through 2020. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, the company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $31.9 million in September 2001. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subject to additional changes in the valuation allowance, subsequent periods will reflect a full effective tax rate provision.

     Extraordinary Loss. The Company recognized a $33.0 million extraordinary loss during 2000 in connection with confirmation of the Joint Plan. The extraordinary loss consists of $35.3 million reinstated interest on the senior notes which was offset by a $2.2 million gain on discharge of other indebtedness pursuant to the Joint Plan.

     Net Loss. Net loss of $14.4 million was recognized for 2000, compared with a net income of $37.3 million for the comparable 2001 period. Results for 2000
(i) include $1.4 million, relating to the Bankruptcy Proceeding and (ii) include $1.1 million in interest income on cash accumulating during the Bankruptcy Proceeding and (iii) includes a $33.0 million extraordinary loss in connection with the confirmation of the Joint Plan. Results for 2001 include income of $.2 million related to the Bankruptcy Proceeding and a $31.9 million benefit from income taxes as a result of the LLC Contribution and $1.3 million in deferred income tax expense. Excluding the effects of the above items, a net income of $18.9 million would have been recognized for 2000 compared to net income of $6.5 million for the same period in 2001.

  YEAR ENDED DECEMBER 31, 2000, COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     Revenues. Total revenues increased by $11.7 million (29.8%) to $51.0 million for 2000 from $39.3 million in 1999. The increase in revenues is due to the increase in oil and natural gas prices from the same period in 1999, offset in part by a decline in overall production. Average natural gas prices increased $1.83 per Mcf to $3.91 per Mcf for 2000 from $2.08 for 1999, and average oil prices increased $11.62 per barrel to $29.24 per barrel for 2000 from $17.62 for 1999. The increase in average prices increased 2000 revenues by approximately $22.2 million compared to 1999.

     In 2000, the Company produced 799 Mbbls of oil, a decrease of 29.6% compared to 1,135 Mbbls in 1999, and the Company produced 7,081 Mmcf of natural gas in 2000, a decrease of 23.6% from 9,266 Mmcf in the same period of 1999. The decline in production is primarily due to natural production declines combined with the loss of production from non-strategic properties sold at an oil and natural gas auction in December 1999. During the Bankruptcy Proceeding, the Company's ability to offset natural production declines through drilling and exploration was limited due to the Bankruptcy Court restrictions. However, the Company has emerged from Chapter 11 and is operating its business in the ordinary course and initiated drilling activity in 2000.

     Costs and Expenses. Lease operating expenses decreased $.4 million (6.6%) to $5.7 million for 2000 from $6.1 million in 1999 primarily due to the Company's efforts to reduce and control these costs. The decline is also, in part, due to the sale of oil and natural gas properties in the December 1999 auction. Lease operating expenses per Mcfe increased to $.48 for 2000 from $.38 for 1999 due to the decline in overall production.

     Production taxes increased $.8 million (38.1%) to $2.9 million for 2000 compared to $2.1 million for 1999. This increase is the direct result of the increased oil and natural gas revenue in 2000 combined with certain non-recurring severance tax refunds received during 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

  YEAR ENDED DECEMBER 31, 2001, COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     Net cash provided by operating activities was $11.5 million for the year ended December 31, 2001, compared to $23.8 million for the same period in 2000. The decrease in cash flow from operating activities is primarily due to decreased income from operations before non-cash charges, resulting from additional interest expense due to the revised obligation amount of the senior notes. (See Note 6 of the Consolidated Financial Statements).

     Net cash used by investing activities was $27.2 million for 2001 compared with $11.7 million for 2000. The cash used by investing activities for 2001 increased due to the Company's resumption of its drilling activities at the end of 2000 and during 2001.

     Net cash used in financing activities in 2001 was $24.6 million compared to net cash provided by financing activities of $2.0 million in 2000. The net cash used in financing activities in 2001 consisted of repayment of the outstanding borrowing of $25 million under the credit facility. In August 2001, the Company borrowed $10.9 under its existing credit facility with Arnos in order to redeem $16.4 million of principal outstanding under the senior note obligations and $4.8 million of Reinstated Interest for $10.5 million. The net cash provided by financing activities during 2000 consisted of the $2.0 million paid by Arnos, in accordance with the Joint Plan, to purchase additional common stock such that, together with its affiliates, it would own 49.9% of the outstanding common stock of the Company.

     The Company's working capital surplus at December 31, 2001 was $1.7 million compared to a working capital surplus at December 31, 2000 of $19.8 million. The decrease in working capital was due primarily to increased drilling activities and the LLC Contribution.

     The following table is a summary of contractual obligations as of December 31, 2001.

                          2002        2003          2004          2005          2006
                        --------   -----------   -----------   ----------   ------------
Senior notes..........  $     --   $        --   $        --   $       --   $148,637,000
Reinstated interest...        --    16,287,000    17,738,000    8,868,815             --
Credit facility.......        --    10,939,750            --           --             --
Rent..................   487,442       549,934       549,934      549,934        549,934
                        --------   -----------   -----------   ----------   ------------
     Total............  $487,442   $27,776,684   $18,287,934   $9,418,749   $149,186,934
                        ========   ===========   ===========   ==========   ============

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

     The Company's working capital surplus at December 31, 2000 was $19.8 million compared to a working capital deficit at December 31, 1999 of $11.1 million. The increase in working capital was due primarily to the increase in cash and cash equivalents and the reclassification of the prepetition accrued interest to long-term.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

     The Company currently has $10.9 million outstanding under its existing $25 million credit facility with Arnos. The credit facility will remain in place under existing terms until new terms are agreed upon between the Company and Arnos. The Company was in violation of the credit facility's minimum interest coverage ratio at June 30, 2001 and September 30, 2001, however, the Company obtained a default waiver from Arnos through December 31, 2001 with respect to this violation and an extension of the maturity date of the credit facility through December 31, 2001. Arnos continues to be the holder of the credit facility; however, the $10.9 million note currently outstanding under the credit facility was contributed to Holding LLC as part of

Gascon's contribution to Holding LLC on September 12, 2001. The Company anticipates repayment of this amount through the priority distribution from Holding LLC. In December 2001, the maturity date of the credit facility was extended to December 31, 2003 and a waiver of compliance was given with respect to any and all covenant violations.

     Although the Company is highly leveraged following confirmation of the Plan of Reorganization, the Company expects that availability under its existing credit facility, expected cash flows from guaranteed payments, priority distributions and management fees will be sufficient to fund its operations and debt service. However, no assurances can be given that Holding LLC will generate sufficient cash flows to make these payments and in that event, the Company would not be able to meet its obligations.

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations, and $4.8 million of Reinstated Interest for $10.5 million. The Company paid two Arnos affiliates approximately $.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the semi-annual interest payment date of May 1, 2001 to the date of redemption. As this was a partial redemption of the senior notes, it was accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the senior note obligations. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

FINANCIAL REPORTING IMPACT OF FULL COST METHOD OF ACCOUNTING

     Prior to the LLC Contribution, the Company followed the full cost method of accounting for oil and natural gas properties. Under such method, the net book value of such properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. The Company had no ceiling limitation writedowns during 1999 or 2000. There will be no additional writedowns in future periods under the full cost method of accounting due to the LLC Contribution in 2001.

CRITICAL ACCOUNTING POLICIES

     The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 of Notes to Consolidated Financial Statements.

     Certain of the policies require management to make significant and subjective estimates, which are sensitive to deviations of actual results from management's assumptions. In particular, management makes estimates regarding the total amount and timing of guaranteed payments and priority distributions that will actually be received from NEG Holding LLC in determining the amount of accretion income to be recorded; and, estimates of future taxable income in determining the amount of deferred tax assets which are more likely than not be realized.

     Under the Holding LLC Operating Agreement, the Company is to receive guaranteed payments in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid, on a semi-annual basis, based on 10.75% of the outstanding priority distribution amount. After the payments to the Company, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined in the NEG Holding LLC Operating Agreement referred herein. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. Because of the substantial uncertainty that the Company will receive any distributions above the priority and guaranteed payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment, and income is recognized from accretion of the investment up to the priority distribution amount including the guaranteed payments (based on the interest method) and the residual interest attributable to Holding LLC will be valued at zero. The ability of Holding LLC to make the guaranteed payments and priority distributions may be significantly impacted by the market prices of natural gas and crude oil and the ability of Holding LLC to effectively replace existing natural gas and crude oil reserves. Current estimates could change if future events are different than assumed by management.

     Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, the company more likely than not will realize a partial benefit from the loss carryforwards. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of September 30, 2001, there is no impact to the Company's financial statements as we have not entered into any business combinations and have not acquired goodwill.

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

     On October 3, 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

CHANGES IN PRICES

     Oil and natural gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three years ended December 31, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the past, the Company utilized various hedging instruments, principally to control risk related to future oil and natural gas prices. While the use of hedge contracts can limit the downside risk of adverse price movements, it may also limit future gains from favorable movements. The Company addressed market risk by selecting instruments whose value fluctuations correlated strongly with the underlying commodity. Credit risk related to derivative activities was managed by requiring minimum credit standards for counterparties, periodic settlements, and market to market valuations.

     No hedge assets, or liabilities have been recorded by the Company as all of the hedges entered into by the Company were contributed to Holding LLC in September 2001. (Note 1)

     The Company's exposure to interest rates relates primarily to its borrowings under its credit facility. The Company does not currently use derivatives to manage interest rate risk. Interest is payable on borrowings under the credit facility based on a floating rate. If short-term interest rates average 10% higher in 2002 than they were in 2001, the Company's interest expense would increase by approximately $.1 million. This amount was determined by applying the hypothetical interest rate change to the Company's outstanding borrowings under the credit facility at December 31, 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As discussed in our Form 8-K dated April 26, 2001, the Company replaced Ernst & Young LLP with KPMG LLP as the principle independent auditor for the fiscal year ending December 31, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 will be provided in the sections entitled "Director Election", "Management" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 will be provided in the section entitled, "Executive Compensation" in the Company's Proxy Statement, and is incorporated herein by reference.

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

          1. Financial Statements: See Index to Financial Statements and Financial Statement Schedules on page F-1 of this report.

          2. Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedules on page F-1 of this report.

          3. Exhibits: The following documents are filed as exhibits to this report:

 2.1   Debtors Joint Plan of Reorganization under Chapter 11 of the
       Bankruptcy Code dated May 12, 2000(12)
 2.2   Debtor's and Official Committee of Unsecured Creditors'
       Joint Disclosure Statement under Section 1125 of the
       Bankruptcy Code Regarding the Debtor's and Official
       Committee of Unsecured Creditors' Joint Plan of
       Reorganization under Chapter 11 of the Bankruptcy Code, dated May 12 2000(12)
 3.1 Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(13)
 3.2   By-laws of the Company(2)
 4.1   Indenture dated as of November 1, 1996, among the Company,
       National Energy Group of Oklahoma, Inc. (the "Guarantor"), formerly NEG-OK, and Bank One, Columbus, N.A.(3)
 4.2   Indenture dated August 21, 1997, among the Company and Bank
       One, N.A.(9)
 4.3   Instrument of Resignation, Appointment and Acceptance, dated
       October 23, 1998, between the Company, Bank One, N.A. and
       Norwest Bank Minnesota, N.A.(11)
10.1 Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and Transportation Inc. and the predecessor contract, the Crude Oil Purchase Contract, dated November 12, 1991, between Sunnybrook Transmission,
       Inc. and TriSearch Inc.(4)
10.2   National Energy Group, Inc. 1996 Incentive Compensation
       Plan(7)
10.3   National Energy Group, Inc. Employee Stock Purchase Plan(8)
10.4   National Energy Group, Inc. Employee Severance Policy(11)
10.5 Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and the Company, NEG-OK and Boomer Marketing Corporation
       ("Boomer")(1)
10.6   $50,000,000 Revolving Note dated August 29, 1996 payable to
       Bank One(1)
10.7   $50,000,000 Revolving Note dated August 29, 1996 payable to
       Credit Lyonnais(1)
10.8   Assignment of $50,000,000 Revolving Note to Arnos Corp. from
       Bank One, Texas, N.A.(11)
10.9   Assignment of $50,000,000 Revolving Note to Arnos Corp. from
       Credit Lyonnais New York Branch(11)
10.10 Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(1)
10.11 Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(1)
10.12 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(1)
10.13 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(1)
10.14  First Amendment to Restated Loan Agreement dated October 31,
       1996 among Bank One and Credit Lyonnais and the Company,
       Guarantor and Boomer(5)
10.15  Second Amendment to Restated Loan Agreement dated October
       31, 1996, among Bank One and Credit Lyonnais and the
       Company, Guarantor and Boomer(6)
10.16  Third Amendment to Restated Loan Agreement dated October 31,
       1996, among Bank One and Credit Lyonnais and the Company,
       Guarantor and Boomer(6)

10.17  Fourth Amendment to Restated Loan Agreement dated October
       31, 1996, among Bank One and Credit Lyonnais and the
       Company, Guarantor and Boomer(10)
10.18 Multi-State Assignment Agreement dated December 22, 1998 between Bank One, Texas, N.A., Credit Lyonnais New York
       Branch and Arnos Corp.(11)
10.19  Multi-State Assignment Agreement, LaFourche Parish,
       Louisiana, dated December 22, 1998, between Bank One, Texas,
       N.A., Credit Lyonnais New York Branch and Arnos Corp.(11)
10.20  Multi-State Assignment Agreement, Iberville Parish,
       Louisiana, dated December 22, 1998, between Bank One, Texas,
       N.A., Credit Lyonnais New York Branch and Arnos Corp.(11)
10.21 Oklahoma Assignment Agreement, dated December 22, 1998, between Bank One, Texas, N.A., Credit Lyonnais New York
       Branch and Arnos Corp.(11)
10.22 Crude Oil Swap agreement among Enron North America Corp. and the Company covering April 1, 2001 through December 31,
       2001(14)
10.23 Crude Oil Swap agreement among Enron North America Corp. and the Company covering January 1, 2002 through December 31,
       2002(14)
10.24 Crude Oil Swap agreement among Enron North America Corp. and the Company covering January 1, 2003 through December 31,
       2003(14)
10.25 Crude Oil Swap agreement among Enron North America Corp. and the Company covering January 1, 2004 through December 31,
       2004(14)
10.26  Natural Gas Swap agreement among Enron North America Corp.
       and the Company covering April, 2001 through December 31,
       2004(14)
10.27  Fifth Amendment to Restated Loan Agreement dated August 1,
       2001, among the Company and Arnos Corp.(15)
10.28  Debt Purchase Agreement dated August 1, 2001 between the
       Company and High River Limited Partnership.(15)
10.29  Debt Purchase Agreement dated August 1, 2001 between the
       Company and High Coast Limited Partnership.(15)
10.30  Debt Purchase Agreement dated August 1, 2001 between the
       Company and High River Limited Partnership.(13)
10.31  Debt Purchase Agreement dated August 1, 2001 between the
       Company and High Coast Limited Partnership.(13)
10.32  NEG Holding LLC Operating Agreement dated May 1, 2001 between the Company and Gascon Partners.(14)
10.33  NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(14)
10.34 Shana National LLC Amended and Restated Operating Agreement dated September 12, 2001 executed by NEG Operating LLC.(14)
10.35  Management Agreement dated September 12, 2001 between the
       Company and NEG Operating LLC.(14)
10.36  Master Conveyance dated September 12, 2001 executed by the
       Company in favor of NEG Holding LLC.(14)
10.37  Master Conveyance dated September 12, 2001 executed by
       Gascon Partners in favor of NEG Holding LLC.(14)
10.38  Master Conveyance dated September 12, 2001 executed by NEG
       Holding LLC in favor of NEG Operating LLC.(14)
10.39  Master Conveyance dated September 12, 2001 executed by Shana
       Petroleum Company in favor of Gascon Partners.(14)
10.40  Master Conveyance dated September 12, 2001 executed by Shana
       Petroleum Company in favor of Shana National LLC.(14)
10.41  Final Decree of Bankruptcy Court(17)
12.1   Computation of Ratio of Earnings to Fixed Charges(17)

23.2   Consent of Netherland Sewell & Associates, Inc., Independent
       Engineers(17)
23.3   Consent of Prator Bett, LLC, Independent Engineers(17)
24.1   Power of Attorney (included in signature pages to this Form
       10-K)(17)

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

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the year Ended December 31, 2000.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(17) Filed herewith.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 2001

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

     EBITDA -- Earnings (including interest income and excluding accretion of Investment in NEG Holding LLC, discontinued operations, extraordinary items, charges resulting from changes in accounting and significant nonrecurring revenues and expenses and reorganization items) before interest expense, income taxes, depletion, depreciation and amortization, and the provision for impairment of oil and natural gas properties. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. EBITDA information has been included in this document because EBITDA is a measure used by certain investors in determining historical ability to service indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flows as determined in accordance with generally accepted accounting principles as an indicator of operating performance or liquidity.

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

                                          NATIONAL ENERGY GROUP, INC.



 By:                  /s/ BOB G. ALEXANDER                                 April 1, 2002
        ------------------------------------------------
                        Bob G. Alexander
             President and Chief Executive Officer


 By:                 /s/ RANDALL D. COOLEY                                 April 1, 2002
        ------------------------------------------------
                       Randall D. Cooley
          Vice President and Chief Accounting Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on April 1, 2002.


                  /s/ BOB G. ALEXANDER                        President, Chief Executive Officer and
 ------------------------------------------------------                      Director
                    Bob G. Alexander


                  /s/ RUSSELL D. GLASS                                       Director
 ------------------------------------------------------
                    Russell D. Glass


                   /s/ ROBERT H. KITE                                        Director
 ------------------------------------------------------
                     Robert H. Kite


                 /s/ ROBERT J. MITCHELL                                      Director
 ------------------------------------------------------
                   Robert J. Mitchell


                 /s/ JACK G. WASSERMAN                                       Director
 ------------------------------------------------------
                   Jack G. Wasserman

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
NATIONAL ENERGY GROUP, INC.
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets as of December 31, 2000, and
  2001......................................................   F-4
Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000, and 2001.........................   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000, and 2001.........................   F-6
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1999, 2000, and 2001.....   F-7
Notes to Consolidated Financial Statements..................   F-8
NEG HOLDING LLC
Report of Independent Auditors..............................  F-26
Consolidated Balance Sheet as of December 31, 2001..........  F-27
Consolidated Statement of Operations for the year ended
  December 31, 2001.........................................  F-28
Consolidated Statement of Cash Flows for year ended December
  31, 2001..................................................  F-29
Consolidated Statement of Members' Equity for the ended
  December 31, 2001.........................................  F-30
Notes to Consolidated Financial Statements..................  F-31

FINANCIAL STATEMENT SCHEDULES

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National Energy Group, Inc.

     We have audited the accompanying consolidated balance sheet of National Energy Group, Inc., as of December 31, 2001, and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Energy Group, Inc., at December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ KPMG LLP

Dallas, Texas
March 22, 2002

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National Energy Group, Inc.

     We have audited the accompanying consolidated balance sheets of National Energy Group, Inc., as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Energy Group, Inc., at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ ERNST & YOUNG LLP

Dallas, Texas
April 16, 2001

                          NATIONAL ENERGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            2001
                                                              -------------   ------------
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................  $  43,327,755   $  3,090,361
  Accounts receivable -- oil and natural gas sales..........      7,516,321             --
  Accounts receivable -- joint interest and other...........        530,962             --
  Accounts receivable -- affiliates.........................             --      1,187,458
  Other.....................................................      2,495,411        187,202
                                                              -------------   ------------
         Total current assets...............................     53,870,449      4,465,021
Oil and natural gas properties, at cost (full cost method):
  Subject to ceiling limitation.............................    340,509,044             --
  Accumulated depreciation, depletion, and amortization.....   (276,731,307)            --
                                                              -------------   ------------
  Net oil and natural gas properties........................     63,777,737             --
Other property and equipment................................      2,742,689             --
Accumulated depreciation....................................     (1,835,708)            --
                                                              -------------   ------------
  Net other property and equipment..........................        906,981             --
Other assets and deferred charges, net......................         98,996             --
Investment in NEG Holding LLC...............................             --     97,654,106
Deferred tax asset..........................................             --     30,589,443
                                                              -------------   ------------
         Total assets.......................................  $ 118,654,163   $132,708,570
                                                              =============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable -- trade.................................  $   2,572,872   $     80,767
  Accounts payable -- revenue...............................      3,482,005             --
  Accrued interest on senior notes..........................      2,961,018      2,711,023
  Credit facility...........................................     25,000,000             --
  Other.....................................................         19,605             --
                                                              -------------   ------------
         Total current liabilities..........................     34,035,500      2,791,790
Long term liabilities:
  Credit facility...........................................             --     10,939,750
  Senior notes..............................................    165,000,000    148,637,000
  Long-term interest payable on senior notes................     45,822,147     42,893,815
  Deferred gain on senior note redemption...................             --      9,850,794
  Gas balancing.............................................        967,201             --
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.01 par value:
    Authorized shares -- 100,000,000; Issued and outstanding
       shares -- 11,190,650 at December 31, 2000 and 2001...        111,907        111,907
  Additional paid-in capital................................    115,554,427    123,020,121
  Accumulated deficit.......................................   (242,837,019)  (205,536,607)
                                                              -------------   ------------
         Total stockholders' equity (deficit)...............   (127,170,685)   (82,404,579)
                                                              -------------   ------------
         Total liabilities and stockholders' equity
           (deficit)........................................  $ 118,654,163   $132,708,570
                                                              =============   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           2000           2001
                                                      -----------   ------------   ------------
Revenues:
  Oil and natural gas sales.........................  $39,300,183   $ 51,014,416   $ 33,175,564
  Accretion of Investment in NEG Holding LLC........           --             --      9,834,206
  Management fee....................................           --             --      2,699,372
                                                      -----------   ------------   ------------
     Total revenue..................................   39,300,183     51,014,416     45,709,142
Costs and expenses:
  Lease operating...................................    6,101,334      5,671,697      3,873,671
  Oil and natural gas production taxes..............    2,095,221      2,888,468      1,694,860
  Depreciation, depletion and amortization..........   15,889,266     11,043,872      6,162,698
  General and administrative........................    4,097,529      4,526,883      5,931,228
                                                      -----------   ------------   ------------
     Total costs and expenses.......................   28,183,350     24,130,920     17,662,457
                                                      -----------   ------------   ------------
Operating income....................................   11,116,833     26,883,496     28,046,685
Other income (expense):
  Interest expense..................................   (1,908,749)    (9,655,622)   (21,223,820)
  Interest income and other, net....................           --      1,671,092       (336,568)
                                                      -----------   ------------   ------------
Income before reorganization items and income
  taxes.............................................    9,208,084     18,898,966      6,486,297
Reorganization items:
  Professional fees and other.......................   (4,726,587)    (1,354,015)       236,130
  Writeoff of unamortized debt premium and issuance
     costs, net.....................................   (3,219,428)            --             --
  Interest earned on accumulating cash resulting
     from Chapter 11 proceedings....................      761,512      1,064,688             --
                                                      -----------   ------------   ------------
Income before income taxes..........................    2,023,581     18,609,639      6,722,427
Income tax benefit..................................           --             --     30,589,443
                                                      -----------   ------------   ------------
Income before extraordinary item....................    2,023,581     18,609,639     37,311,870
Extraordinary loss on confirmation of Joint Plan....           --    (33,047,231)       (11,458)
                                                      -----------   ------------   ------------
Net income (loss) applicable to common
  shareholders......................................  $ 2,023,581   $(14,437,592)  $ 37,300,412
                                                      ===========   ============   ============
Earnings per common share, basic and diluted Income
  before extraordinary item.........................  $       .35   $       2.71   $       3.33
  Extraordinary loss on confirmation of Joint
     Plan...........................................           --          (4.81)          (.00)
                                                      -----------   ------------   ------------
  Net income (loss) per common share................  $       .35   $      (2.10)  $       3.33
                                                      ===========   ============   ============
Weighted average number of common shares
  outstanding.......................................    5,819,475      6,875,640     11,190,650
                                                      ===========   ============   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                               1999          2000           2001
                                                            -----------   -----------   ------------
OPERATING ACTIVITIES
Income from operations (net of income tax)................  $ 9,208,084   $18,898,966   $ 37,075,740
Chapter 11 proceeding reorganization costs, net...........   (3,965,075)     (289,327)       224,672
Adjustments to reconcile income from operations to net
  cash provided by operating activities:
Depreciation and depletion................................   15,026,217    10,922,806      6,162,698
Amortization of loan costs and issuance premium...........      704,937       121,066             --
Amortization of deferred compensation.....................       59,260        41,682             --
Deferred gain amortization................................           --            --       (849,205)
Accretion of Investment in NEG Holding LLC................           --            --     (9,834,206)
Deferred income taxes.....................................           --            --    (30,589,443)
Change in fair market value of derivative contracts.......           --      (580,500)       716,454
Other.....................................................     (121,647)       30,952             --
Changes in operating assets and liabilities:
  Accounts receivable.....................................    1,392,085    (2,558,123)     9,602,161
  Drilling prepayments....................................           --            --       (406,322)
  Derivative deposit......................................           --            --       (500,000)
  Other current assets....................................      640,568      (541,294)       139,719
  Accounts payable and accrued liabilities................    4,768,533    (2,214,951)      (204,782)
                                                            -----------   -----------   ------------
  Net cash provided by operating activities...............   27,712,962    23,831,277     11,537,486
                                                            -----------   -----------   ------------
INVESTING ACTIVITIES
Oil and natural gas acquisition, exploration, and
  development expenditures................................   (3,785,889)  (14,089,999)   (27,363,808)
Purchases of other property and equipment.................           --      (247,084)       (29,056)
Proceeds from sale of marketable securities...............           --       413,147             --
Proceeds from sales of oil and natural gas properties.....    3,357,928     2,465,213        931,744
Guaranteed payment from NEG Holding LLC...................           --            --      3,625,473
Investment in NEG Holding LLC.............................           --            --     (4,378,983)
Other.....................................................     (610,485)     (261,550)            --
                                                            -----------   -----------   ------------
  Net cash used in investing activities...................   (1,038,446)  (11,720,273)   (27,214,630)
                                                            -----------   -----------   ------------
FINANCING ACTIVITIES
Proceeds from common stock issuance.......................           --     2,000,000             --
Repayment of credit facility..............................           --            --    (25,000,000)
Proceeds from credit facility.............................           --            --     10,939,750
Repayment of senior notes.................................           --            --    (10,500,000)
                                                            -----------   -----------   ------------
  Net cash provided by (used in) financing activities.....           --     2,000,000    (24,560,250)
                                                            -----------   -----------   ------------
Increase (decrease) in cash and cash equivalents..........   26,674,516    14,111,004    (40,237,394)
Cash and cash equivalents at beginning of period..........    2,542,235    29,216,751   $ 43,327,755
                                                            -----------   -----------   ------------
Cash and cash equivalents at end of period................  $29,216,751   $43,327,755   $  3,090,361
                                                            ===========   ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash.....................................  $ 2,146,295   $ 6,670,638   $ 31,123,931
                                                            ===========   ===========   ============
NON CASH FINANCING AND INVESTING ACTIVITIES
Transfer of assets and liabilities to NEG Holding LLC.....           --            --   $ 87,066,390
                                                            ===========   ===========   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  GAIN
                                     CONVERTIBLE                                               (LOSS) ON
                                   PREFERRED STOCK          COMMON STOCK         ADDITIONAL    AVAILABLE
                                 --------------------   ---------------------     PAID-IN       FOR SALE     ACCUMULATED
                                  SHARES     AMOUNT       SHARES      AMOUNT      CAPITAL      SECURITIES      DEFICIT
                                 --------   ---------   ----------   --------   ------------   ----------   -------------
Balance at December 31, 1998...   171,187   $ 171,187    5,819,475   $ 58,195   $113,436,952   $(176,094)   $(230,423,008)
 Unrealized gain on marketable
   securities..................        --          --           --         --             --       3,687               --
 Net income....................        --          --           --         --             --          --        2,023,581
                                 --------   ---------   ----------   --------   ------------   ---------    -------------
Balance at December 31, 1999...   171,187     171,187    5,819,475     58,195    113,436,952    (172,407)    (228,399,427)
 Preferred stock conversion
   pursuant to confirmation of
   Joint Plan..................  (171,187)   (171,187)     714,286      7,143        164,044          --               --
 Common stock issued pursuant
   to confirmation of Joint
   Plan........................        --          --    4,656,889     46,569      1,953,431          --               --
 Sale of marketable
   securities..................        --          --           --         --             --     172,407               --
 Net loss......................                    --           --         --             --          --      (14,437,592)
                                 --------   ---------   ----------   --------   ------------   ---------    -------------
Balance at December 31, 2000...        --          --   11,190,650    111,907    115,554,427          --     (242,837,019)
 Capital contribution related
   to the transfer of operating
   assets to NEG Holding LLC...        --          --           --         --      7,465,694          --               --
 Net income....................        --          --           --         --             --          --       37,300,412
                                 --------   ---------   ----------   --------   ------------   ---------    -------------
Balance at December 31, 2001...        --   $      --   11,190,650   $111,907   $123,020,121   $      --    $(205,536,607)
                                 ========   =========   ==========   ========   ============   =========    =============


                                     TOTAL
                                 STOCKHOLDERS'
                                    EQUITY
                                   (DEFICIT)
                                 -------------
Balance at December 31, 1998...  $(116,932,768)
 Unrealized gain on marketable
   securities..................          3,687
 Net income....................      2,023,581
                                 -------------
Balance at December 31, 1999...   (114,905,500)
 Preferred stock conversion
   pursuant to confirmation of
   Joint Plan..................             --
 Common stock issued pursuant
   to confirmation of Joint
   Plan........................      2,000,000
 Sale of marketable
   securities..................        172,407
 Net loss......................    (14,437,592)
                                 -------------
Balance at December 31, 2000...   (127,170,685)
 Capital contribution related
   to the transfer of operating
   assets to NEG Holding LLC...      7,465,694
 Net income....................     37,300,412
                                 -------------
Balance at December 31, 2001...  $ (82,404,579)
                                 =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

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

     The Company was an independent energy company engaged in the acquisition, exploration, exploitation, development and production of oil and natural gas properties in major producing basins onshore in Texas, Louisiana, Oklahoma, and Arkansas.

     On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court") entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceeding"). On July 24, 2000, the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the "Plan of Reorganization") jointly proposed by the Company and the official committee of unsecured creditors, which Plan of Reorganization became effective on August 4, 2000. The Bankruptcy Court issued a final decree closing the case effective December 13, 2001. Accordingly, the Company has effectively settled all matters relating to the Bankruptcy Proceeding.

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million ("LLC Contribution"). In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners, an affiliate of the Company's largest stockholder ("Gascon"), contributed its sole membership interest in Shana National LLC, an oil and natural gas producing company, and cash, including a $10.9 million Revolving Note issued to Arnos Corp., an affiliate of the Company's largest stockholder ("Arnos"), evidencing the borrowings under the Company's revolving credit facility. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, but effective as of May 1, 2001.

     The assets contributed by the Company to Holding LLC were current assets of $11.5 million, net oil and natural gas assets of $85.0 million and other assets of $4.8 million. The liabilities assumed by Holding LLC were current liabilities of $4.2 million, intercompany payable to Gascon of $4.8 million and long-term liabilities of $1.0 million.

     The Holding LLC Operating Agreement entered into on September 12, 2001, contains a provision that allows Gascon at any time, in its sole discretion, to redeem the Company's membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of the Company's operating assets and oil and natural gas properties have been contributed to Holding LLC, as noted above, following such a redemption, the Company's principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon and there follows a liquidation and distribution of the proceeds, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to the Company's shareholders. Following the payment of the Company's indebtedness (currently held by entities

                          NATIONAL ENERGY GROUP, INC.

owned or controlled by Carl C. Icahn) and its operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to the Company's shareholders.

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization, the Company is a holding company of which (i) the principal assets are its remaining cash balances, accounts receivable from affiliates, deferred tax asset, and its initial 50% membership interest in Holding LLC, and
(ii) the principal liabilities are the $10.9 million outstanding under its existing $25 million revolving credit facility with Arnos and its 10 3/4% senior notes and Reinstated Interest (defined below). None of the Company's employees have been transferred to Holding LLC or Operating LLC.

     Pursuant to the Plan of Reorganization, as of December 31, 2000, the Company reinstated $45.8 million of interest expense on the senior notes ("Reinstated Interest"). This Reinstated Interest consisted of $10.5 million of prepetition interest and $35.3 million of interest expense that did not accrue during the pendancy of the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. Accordingly, interest will accrue at 10.75% on the revised obligation amount at December 31, 2000, of $210.8 million pursuant to terms of the senior notes indenture. The Reinstated Interest plus interest accrued thereon becomes due in installments beginning in April 2003. The Company will continue to pay the semi-annual interest on the original senior note face amount of $165 million. The senior note balance is $148.6 million as of December 31, 2001.

     The Company remains highly leveraged after confirmation of the Plan of Reorganization.

2.  SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The accompanying financial statements for periods during the Bankruptcy Proceeding have been presented in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code("SOP 90-7"). In accordance with SOP 90-7, no interest was accrued on unsecured debt, no dividends on preferred stock were accrued, unamortized premiums and debt issuance costs relating to unsecured debt were expensed during 1999, costs relating to the bankruptcy proceeding and interest earned on accumulating cash resulting from the bankruptcy proceeding were reported as reorganization items in the accompanying statements of operations, and liabilities subject to compromise have been separately reported in the accompanying balance sheets.

     The Company's contribution of all its operating assets and oil and natural gas properties occurred on September 12, 2001. For tax and valuation purposes, the effective date is as of May 1, 2001, however, solely for financial reporting purposes the transaction is as of September 1, 2001. Operations from September 1 to September 12 were not significant. Management fees and guaranteed payments accruing from May 1 through September 1, 2001 aggregating $7,465,694 were recorded as an increase to additional paid-in capital.

  CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

  ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                          NATIONAL ENERGY GROUP, INC.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents may include demand deposits, short-term commercial paper, and/or money-market investments with maturities of three months or less when purchased. At December 31, 2001, all cash and cash equivalents were invested with Bank One, Texas, N.A.

  INVESTMENT IN NEG HOLDING LLC

     The Company accounts for its investment in Holding LLC as a preferred investment. Income is recognized based on the interest method through the accretion of guaranteed payments and priority distributions to be received from Holding LLC through November 1, 2006 (see Note 8). Cash distributions are recorded as reductions in the carrying value of the investment when received. Following receipt of the guaranteed payments and priority distributions, there is substantial doubt that the Company will receive additional distributions from Holding LLC. Accordingly, the residual interest will then be valued at zero.

     The Company periodically evaluates the propriety of the carrying amount of its investment in Holding LLC to determine whether current events or circumstances warrant adjustments to the carrying value and/or revisions to accretion of income. The Company currently believes that no such impairment has occurred and that no revision to the accretion of income is warranted.

  OIL AND NATURAL GAS PROPERTIES

     Prior to the LLC Contribution, the Company utilized the full cost method of accounting for its crude oil and natural gas properties. Under the full cost method, all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of crude oil and natural gas reserves were capitalized and amortized on the units-of-production method based upon total proved reserves. The costs of unproven properties were excluded from the amortization calculation until the individual properties were evaluated and a determination was made as to whether reserves exist. Conveyances of properties, including gains or losses on abandonments of properties, were treated as adjustments to the cost of crude oil and natural gas properties, with no gain or loss recognized.

     Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is required to be written off as a non-cash expense. The Company did not incur ceiling limitation writedowns during 1999, 2000, or 2001.

     The Company contributed all of its oil and natural gas assets to Holding LLC in September 2001.

     The Company has capitalized internal costs of $814,000, $559,000, and $454,000 for the years ended December 31, 1999, 2000, and 2001, respectively, as costs of oil and natural gas properties. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities based on the percentage of their time devoted to such activities. The Company did not capitalize interest during 1999, 2000 or 2001. Effective with the transfer of the Company's oil and natural gas assets to Holding LLC, the Company no longer capitalizes internal costs.

     As an operator of oil and natural gas properties, the Company was subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environment effects

                          NATIONAL ENERGY GROUP, INC.

of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures were expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits were expensed. Liabilities for expenditures of a noncapital nature were recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Effective with the LLC Contribution, the Company no longer owns any oil and natural gas properties and is not subject to the above expenditures.

     Prior to the LLC Contribution, the Company's operations were subject to all of the risks inherent in oil and natural gas exploration, drilling and production. These hazards can result in substantial losses to the Company due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, or suspension of operations. The Company maintained insurance of various types customary in the industry to cover its operations and believed it was insured prudently against certain of these risks. In addition, the Company maintained operator's extra expense coverage that provided coverage for the care, custody and control of wells drilled by the Company. The Company's insurance did not cover every potential risk associated with the drilling and production of oil and natural gas. As a prudent operator, the Company maintained levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges. However, 100% coverage was not maintained. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have had material adverse effect on the Company's financial condition and results of operations. The Company believed that it operates in compliance with government regulations and in accordance with safety standards which meet or exceed industry standards.

  OTHER PROPERTY AND EQUIPMENT

     Other property and equipment includes furniture, fixtures, and other equipment. Such assets are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Effective with the LLC Contribution, the Company no longer owns any property and equipment.

     Maintenance and repairs are charged against income when incurred; renewals and betterments, which extend the useful lives of property and equipment, are capitalized.

  INCOME TAXES

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, the future tax benefits more likely than not will be realized.

  FINANCIAL INSTRUMENTS

     See Notes 5 and 6 for disclosure of the fair value of borrowings under the Company's credit facility and the 10 3/4% Senior Notes, respectively.

     The Company's marketable securities were classified as available-for-sale. Available-for-sale securities were carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary were included in income. The cost of securities sold is based on the specific identification method.

     The Company sold its marketable securities in 2000 for $413,147, recognizing a loss of $102,197. The Company's investment in marketable securities was comprised of securities of another independent oil and natural gas company. The Company had no sales of marketable securities during 1999 or 2001.

                          NATIONAL ENERGY GROUP, INC.

     The Company sold crude oil and natural gas to various customers. In addition, the Company participated with other parties in the operation of crude oil and natural gas wells. Substantially all of the Company's accounts receivable were due from either purchasers of crude oil and natural gas or participants in crude oil and natural gas wells for which the Company served as the operator. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells. Crude oil and natural gas sales were generally unsecured.

     Allowances for bad debt totaled approximately $229,000 at December 31, 2000. At December 31, 2000 and 2001, the carrying value of the Company's accounts receivable approximates fair value.

  NATURAL GAS PRODUCTION IMBALANCES

     Prior to the LLC Contribution, the Company accounted for natural gas production imbalances using the sales method, whereby the Company recognized revenue on all natural gas sold to its customers notwithstanding the fact that its ownership may be less than 100% of the natural gas sold. Liabilities were recorded by the Company for imbalances greater than the Company's proportionate share of remaining estimated natural gas reserves. After the LLC Contribution, the Company had no oil and natural gas production imbalances.

  STOCK COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), an interpretation of APB 25. FIN 44, which was adopted prospectively by the Company as of July 1, 2000, requires certain changes to the previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application. The adoption of FIN 44 did not have a significant effect on the Company's existing accounting for its employee stock options.

  EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share. Basic earnings per share data is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. Shares issuable upon exercise of options and warrants are included in the computation of diluted earnings per common and common equivalent share to the extent that they are dilutive. Diluted earnings per share computations also assume the conversion of the Company's preferred stock (Note 9) if such conversion has a dilutive effect. For the year ended December 31, 1999 and in 2000, prior to the confirmation of the Joint Plan, neither the options and warrants nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Subsequent to the confirmation of the Plan of Reorganization and in 2001, all common stock equivalents had been canceled. Accordingly, both basic and diluted loss per share calculations for such periods are based on the weighted average number of common shares outstanding during each year.

                          NATIONAL ENERGY GROUP, INC.

  COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For 1999 and 2000, the differences between the Company's net earnings and total comprehensive income were not material, consisting solely of unrealized gains and losses on the Company's available for sale marketable securities. There were no differences between net earnings and total comprehensive income in 2001.

  DERIVATIVES

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on July 1, 2000, at which time it was not a party to any derivative financial instruments.

     All derivatives are recognized on the balance sheet at their fair value. Prior to the LLC Contribution, the Company periodically managed its exposure to fluctuations in oil and natural gas prices by entering into various derivative instruments consisting principally of collar options and swaps. The Company elected not to designate these instruments as hedges for accounting purposes, accordingly the change in unrealized gains and losses is included in other income and expense. Cash settlements of these instruments are included in oil and natural gas sales. The following summarizes the cash settlements and unrealized gains and losses for the years ended December 31, 1999, 2000 and 2001:

                                                          1999      2000       2001
                                                          -----   --------   ---------
Gross cash receipts.....................................  $ --    $     --   $ 250,710
Gross cash payments.....................................    --          --          --
Net unrealized gains (losses)...........................  $ --    $580,500   $(716,454)

     In connection with the LLC Contribution in September 2001, the Company contributed all of its derivative financial instruments with a fair value of $(135,954) to NEG Holding LLC. The fair value of the Company's derivative financial instruments was $580,500 at December 31, 2000.

3.  MANAGEMENT AGREEMENT

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and

                          NATIONAL ENERGY GROUP, INC.

indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $2.7 million as a management fee for the four month period ended December 31, 2001.

4.  ACQUISITIONS AND DISPOSALS

     In December 1999, the Company sold its interest at an oil and natural gas auction in 142 non-strategic and non-producing oil and natural gas properties to various purchasers. Net proceeds from this sale approximated $3.0 million. The sale of these properties did not have a significant impact on the Company's results of operations for 1999.

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

     In October 2000, the Company sold its interest at an oil and natural gas auction in 39 non-strategic oil and natural gas properties to various purchasers. Net proceeds from this sale approximated $1.4 million.

     In January 2001, the Company sold its interest in the Shell Bayou Sorrel field located in Iberville Parish Louisiana for $.75 million.

     In the first quarter of 2001, the Company purchased additional working interests in the Goldsmith Adobe Unit, for approximately $2.3 million. The Company now owns an approximate 99.9% working interest in this property.

5.  CREDIT FACILITIES

     The Company has an outstanding credit facility with Arnos Corp. with a borrowing base of $25 million. The Company had $25 million outstanding under the credit facility at December 31, 2000, and $10.9 million outstanding at December 31, 2001. Arnos continues to be the holder of the credit facility, however, the $10.9 million note currently outstanding under the credit facility was contributed to Holding LLC as part of Gascon's contribution on September 12, 2001. The credit facility was originally secured by liens granted by the Company on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and natural gas properties. The Company contributed all of its oil and natural gas properties to Holding LLC and therefore, the credit facility is currently secured by oil and natural gas properties held by Holding LLC. The credit facility requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth.

     The credit facility contains other covenants prohibiting cash dividends, distributions, loans, or advances to third parties, except that cash dividends on preferred stock will be allowed so long as no event of default exists or would exist as a result of the payment thereof.

     The Company was in compliance with the covenants at December 31, 2000, but classified the amount outstanding as current since the credit facility matured on August 29, 2000. On December 15, 2001, the maturity date was extended to December 31, 2003, and there was a waiver of compliance with any and all

                          NATIONAL ENERGY GROUP, INC.

covenant violations through that date. At December 31, 2001, the balance outstanding was classified as long-term. The Company was not in compliance with the interest coverage ratio at December 31, 2001, however, there was no violation due to the covenant waiver.

     At December 31, 2001, the fair value of borrowings under the credit facility approximates the carrying value of the liability, as interest on borrowings under the facility accrues at variable rates based on prime rates.

6.  10 3/4 SENIOR NOTES DUE 2006

     In 1996, the Company issued $100 million aggregate principal amount of unregistered Series A 10 3/4% Senior Notes due 2006 which were exchanged in 1997 for registered Series B 10 3/4% Senior Notes due 2006 with substantially identical terms. Collectively, the Series A Notes and Series B Notes are referred to as the "Series A/B Notes." In August 1997, the Company issued $65 million aggregate principal amount of its unregistered Series C 10 3/4% Senior Notes. In December 1997, the Company exchanged substantially all of the Series A/B Notes and all of the Series C Notes for registered Series D 10 3/4% Senior Notes due 2006. The Series D Notes are substantially identical to the Series A/B Notes and the Series C Notes. Upon confirmation of the Joint Plan, the senior notes are held in their entirety by Arnos and its affiliates. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Senior Notes (the "Indenture"), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

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

     On December 4, 1998, certain holders of the Senior Notes filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (Note 1). Accrual of interest on the Senior Notes was discontinued during the Bankruptcy Proceeding. Approximately $10.5 million additional interest expense would have been recognized by the Company during 2000 if not for the discontinuation of the interest accrual. In connection with the Plan of Reorganization, Unaccrued Interest (including compounding interest) totalling approximately $35.3 million was reinstated (Note 1).

     The Company is unable to determine the fair value of the senior notes at December 31, 2001, due to a lack of available market quotations and inability to determine an appropriate discount rate.

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of Reinstated Interest for $10.5 million. The Company paid two Arnos affiliates approximately $.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001, to the date of redemption. As this was a partial redemption of the senior notes, it has been accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the bonds. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

                          NATIONAL ENERGY GROUP, INC.

7.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space under an operating lease. Rental expense charged to operations was approximately $449,000, $500,000, and $553,000 during the years ended December 31, 1999, 2000, and 2001, respectively. Minimum lease payments under future operating lease commitments at December 31, 2001, are as follows:

2002........................................................   $487,442
2003........................................................    549,934
2004........................................................    549,934
2005........................................................    549,934
2006........................................................    549,934
Thereafter..................................................    549,934

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

     The following is a summary income statement for NEG Holding LLC for the year ended December 31, 2001.

Total revenues..............................................   $12,636,938
Total cost and expenses.....................................    (9,988,426)
                                                               -----------
Operating income............................................     2,648,512
Other Expense...............................................    (3,939,972)
                                                               -----------
Net loss....................................................   $(1,291,460)
                                                               ===========

     Under the Holding LLC Operating Agreement, the Company is to receive guaranteed payments in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid, on a semi annual basis, based on 10.75% of the outstanding priority distribution amount. After the payments to the Company, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. The order of distributions is listed below. Because of the substantial uncertainty that the Company will receive any distributions above the priority and guaranteed payment amounts, the Company will account for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment, and income is recognized from accretion of the investment up to the priority distribution amount including the guaranteed payments (based on the interest method) and the residual interest attributable to Holding LLC will be valued at zero.

Investment balance at September 1, 2001.....................  $91,445,373
Accretion of investment.....................................    9,834,206
Distribution from Holding LLC...............................   (3,625,473)
                                                              -----------
Investment balance at December 31, 2001.....................  $97,654,106
                                                              ===========

                          NATIONAL ENERGY GROUP, INC.

     The Company received a guaranteed payment of $10.9 million from NEG Holding in November 2001. The portion of the guaranteed payment related to the period prior to the transfer has been reflected as a contribution to the Company's equity.

     The Holding LLC Operating Agreement requires that (provided full payment of all outstanding guaranteed payments has been made) distributions shall be made to both the Company and Gascon as follows:

     - First and through November 1, 2006, to the Company in an amount equal to the Company's initial priority amount of $202.2 million minus any distributions previously made to the Company.

     - Second, to Gascon in an amount equal to the excess of (a) the sum of (i) the Company's initial priority amount of $202.2 million, (ii) any additional capital contributions made by Gascon, (iii) the aggregate sum of all Guaranteed Payments, and (iv) an amount equal to the Accrued Gascon Amount (which, under the Holding LLC Operating Agreement, means an amount equal to the aggregate of interest that would be computed annually if interest were imposed at a rate equal to the prime rate plus 1/2% as of the close of each fiscal year on the excess of (a) the sum of (i) the cumulative Guaranteed Payments and (ii) the aggregate of any Accrued Gascon Amount computed in prior years, over (b) the cumulative distributions by Holding LLC to Gascon), over (b) distributions previously made to Gascon pursuant to this provision in the Holding LLC Operating Agreement.

     - Third, to the Company and Gascon in accordance with their then respective Capital Accounts.

9.  STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     At December 31, 1999, the Company had authorized 330,000 shares of $1.00 par value convertible preferred stock designated in four series B through E:

                                         SERIES B        SERIES C      SERIES D      SERIES E
                                       -------------   ------------   -----------   -----------
Number of authorized shares..........        100,000         80,000       100,000        50,000
Number of shares issued and
  outstanding:
  December 31, 1999..................         38,687         23,000       100,000         9,500
  December 31, 2000..................             --             --            --            --
  December 31, 2001..................             --             --            --            --
Conversion price per common share....        $ 1.625        $  2.00       $  2.25       $  2.25
Liquidation preference value per
  share..............................        $100.00        $100.00       $100.00       $100.00
Dividend rights (stayed during the                          10 1/2%
  Chapter 11 proceeding).............    10% payable        payable   Participation Participation
                                       semi-annually   semi-annually  with common   with common
                                        (cumulative)   (cumulative)         stock         stock

     The preferred stock series had certain liquidation and dividend preferences over the Company's common stock, and certain rights relating to the approval of corporate actions and appointment of members to the Company's Board of Directors.

     In connection with the Plan of Reorganization, all of the Company's preferred stock issuances were converted into 714,286 shares of newly issued common stock of the reorganized Company. Accordingly, no shares of preferred stock are outstanding as of December 31, 2000 and 2001.

                          NATIONAL ENERGY GROUP, INC.

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

     Under terms of the Plan of Reorganization, each holder of common stock received one share of stock in the reorganized Company for every seven shares cancelled as a result of the reorganization. The new certificates were issued pursuant to a registration exemption under Section 1145 of the United States Bankruptcy Code and include a restrictive legend mandated by the Plan of Reorganization which prohibits transactions in the Company's common stock by anyone who is or will become, as a result of any such transaction, a "5 percent shareholder" within the meaning of Section 382 of the Internal Revenue Code. All information relating to shares of common stock for periods prior to confirmation of the Plan of Reorganization have been restated to reflect the effects of this reverse stock split.

  WARRANTS

     During 1996 and 1997, the Company issued an aggregate of approximately 2,846,000 warrants to purchase shares of the Company's common stock with exercise prices ranging form $2.07 to $4.09 per share. Approximately 2,450,000 warrants remaining outstanding were cancelled upon confirmation of the Plan of Reorganization.

  STOCK OPTIONS

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1999, 2000, and 2001, follows:

                                    1999                  2000                  2001
                            --------------------   -------------------   ------------------
                                        WEIGHTED              WEIGHTED             WEIGHTED
                                        AVERAGE               AVERAGE              AVERAGE
                                        EXERCISE              EXERCISE             EXERCISE
                             OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS    PRICE
                            ---------   --------   --------   --------   -------   --------
Outstanding at beginning
  of year.................  1,637,850    $3.40      649,500    $3.61        --      $  --
Granted...................         --       --           --       --        --         --
Exercised.................         --       --           --       --        --         --
Canceled..................   (988,350)    3.27     (649,500)    3.61        --         --
                            ---------              --------               ----
Outstanding at end of
  year....................    649,500    $3.61           --    $  --        --      $  --
                            =========              ========               ====
Exercisable at end of
  year....................    613,250    $3.73           --    $  --        --      $  --
                            =========              ========               ====

     All outstanding stock options were cancelled pursuant to confirmation of the Plan of Reorganization.

     The Company has not issued any options subsequent to the confirmation of the Plan of Reorganization.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, requires the disclosure of pro forma net income and earnings per share information computed as if the

                          NATIONAL ENERGY GROUP, INC.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. All options were canceled in 2000 upon confirmation of the Joint Plan. The Company's pro forma information follows:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1999          2000          2001
                                                ----------   ------------   -----------
Pro forma net income (loss)...................  $2,038,132   $(14,447,914)  $37,300,412
                                                ==========   ============   ===========
Pro forma net income (loss) per common
  share.......................................  $      .05   $      (2.10)  $      3.33
                                                ==========   ============   ===========

  STOCK PURCHASE PLAN

     During 1998, the Company's shareholders approved the Company's Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, employees can purchase the common stock of the Company at a specified price through payroll deductions during an offering period, currently established on a semi-annual basis. In June 1998, approximately 46,000 shares were issued to employees under the ESPP. During 1999 and 2000, no shares were issued to employees under the ESPP. This plan was terminated during 2001.

10.  INCOME TAXES

     The (provision) benefit for U.S. federal income taxes attributable to continuing operations is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1999          2000          2001
                                                -----------   -----------   -----------
Current.......................................  $ 3,152,209   $ 2,577,452   $        --
Deferred......................................   (3,152,209)   (2,577,452)   30,589,443
                                                -----------   -----------   -----------
                                                $        --   $        --   $30,589,443
                                                ===========   ===========   ===========

     The reconciliation of income taxes computed at the U.S. federal statutory tax rates to the benefit for income taxes on income from continuing operations is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                   1999         2000          2001
                                                 ---------   -----------   -----------
Income tax benefit (expense) at statutory
  rate.........................................  $(708,167)  $(6,513,374)  $(2,352,849)
Valuation allowance on deferred tax assets.....    708,167     6,513,374    33,546,155
Other..........................................         --            --      (603,863)
                                                 ---------   -----------   -----------
                                                 $      --   $        --   $30,589,443
                                                 =========   ===========   ===========

                          NATIONAL ENERGY GROUP, INC.

     The computation of the net deferred tax asset (liability) follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2000           2001
                                                            -----------   ------------
Deferred tax assets (liabilities):
Investment in NEG Holding LLC.............................  $        --   $ 21,747,074
Property and equipment....................................   23,840,457             --
Net operating loss carryforwards..........................   44,248,294     45,269,208
Statutory depletion carryforwards.........................    1,340,763             --
Other, net................................................      620,533         77,053
                                                            -----------   ------------
                                                             70,050,047     67,093,335
Less valuation allowance..................................  (70,050,047)   (36,503,892)
                                                            -----------   ------------
                                                            $        --   $ 30,589,443
                                                            ===========   ============

     At December 31, 2001, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $129.3 million which begin expiring in 2002. Utilization of approximately $27.6 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue
Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, the company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $31.9 million in September 2001. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision.

11.  NATURAL GAS HEDGING ACTIVITIES AND FORWARD SALES CONTRACTS

     While the use of derivative contracts can limit the downside risk of adverse price movements, it may also limit future gains from favorable movements. The Company addressed market risk by selecting instruments whose value fluctuations correlated strongly with the underlying commodity. Credit risk related to derivative activities was managed by requiring minimum credit standards for counterparties, periodic settlements, and mark to market valuations.

     During 2001, the Company entered into several derivative contracts. These contracts were contributed to Holding LLC in September 2001.

                          NATIONAL ENERGY GROUP, INC.

12.  CRUDE OIL AND NATURAL GAS PRODUCING ACTIVITIES

     The Company contributed all of its oil and natural gas assets to Holding LLC in September 2001.

     Costs incurred in connection with the exploration acquisition, development, and exploitation of the Company's crude oil and natural gas properties for the years ended December 31, 1999, 2000, and 2001, are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                     1999         2000         2001
                                                  ----------   ----------   -----------
Acquisitions of properties:
  Proved........................................  $       --   $       --   $ 2,332,000
  Unproved......................................          --           --            --
Exploration costs...............................          --    4,025,887     9,584,677
Development costs...............................   3,785,889    7,264,112    15,447,131
Depletion rate per Mcfe.........................         .91          .88           .85

     The Company did not incur ceiling limitation writedowns during 1999, 2000 or 2001.

     Revenues from individual purchasers that exceed 10% of total crude oil and natural gas sales are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1999          2000          2001
                                                -----------   -----------   -----------
Plains Marketing and Transportation...........  $18,203,851   $22,436,810   $10,984,365
Crosstex Energy...............................           --     5,597,853     4,286,226
Aquila Energy Corp............................    4,298,281     7,727,339     5,701,992
Duke Energy Field Services....................           --            --     3,352,172

     The Company no longer owns any oil and natural gas assets and, consequently, no longer transacted business with the above purchasers from September 2001 due to the transfer of it's oil and natural gas assets to Holding LLC.

13.  SUPPLEMENTARY CRUDE OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED)

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

     The Company has made ordinary course capital expenditures for the development, and exploitation of oil and natural gas reserves, subject to economic conditions. The Company has interests in crude oil and natural gas properties that are principally located onshore in Texas, Louisiana, Oklahoma, and Arkansas. The Company does not own or lease any crude oil and natural gas properties outside the United States.

     In 1999 and 2000, estimates of the Company's net recoverable crude oil, natural gas, and natural gas liquid reserves were prepared by Netherland, Sewell & Associates, Inc. The estimated reserves and related future net revenues as of August 31, 2001, were prepared internally using the estimated reserves and related future net revenues prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2001 for the oil and natural gas properties contributed to Holding LLC. This was accomplished by adding back production for the four month period August 31, 2001 to December 31, 2001 and using constant prices in effect at August 31,

                          NATIONAL ENERGY GROUP, INC.

2001. Estimated proved net recoverable reserves as shown below, include only those quantities that can be expected to be recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.

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

     Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

                                                                           NATURAL GAS
                                                              CRUDE OIL     (THOUSAND
                                                              (BARRELS)    CUBIC FEET)
                                                              ----------   -----------
December 31, 1998...........................................   4,613,874    77,241,980
  Sales of reserves in place................................    (125,228)   (3,165,588)
  Extensions and discoveries................................          --       623,000
  Revisions of previous estimates...........................   2,260,635    (2,537,069)
  Production................................................  (1,135,253)   (9,266,140)
                                                              ----------   -----------
December 31, 1999...........................................   5,614,028    62,896,183
                                                              ----------   -----------
  Sales of reserves in place................................    (429,041)   (4,614,202)
  Purchase of reserves in place.............................     255,998       275,147
  Extensions and discoveries................................      24,000     1,928,963
  Revisions of previous estimates...........................   1,108,496    10,613,028
  Production................................................    (798,711)   (7,080,968)
                                                              ----------   -----------
December 31, 2000...........................................   5,774,770    64,018,151
                                                              ----------   -----------
  Sales of reserves in place................................     (26,159)     (284,477)
  Extensions and discoveries................................      43,125     2,198,994
  Revisions of previous estimates...........................  (1,324,266)   (3,167,139)
  Production................................................    (428,406)   (4,333,425)
  Transfer to NEG Holding LLC...............................  (4,039,064)  (58,432,104)
                                                              ----------   -----------
December 31, 2001...........................................          --            --
                                                              ==========   ===========
Proved developed reserves:
  December 31, 1999.........................................   4,730,828    56,730,406
  December 31, 2000.........................................   4,866,957    57,320,408
  December 31, 2001.........................................          --            --

     The Company contributed all of its oil and natural gas assets to Holding LLC in September 2001.

     Reservoir engineering is a subjective process of estimating the volumes of underground accumulations of oil and natural which cannot be measured precisely. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve estimates prepared by other engineers might differ from the estimates contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and natural gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

                          NATIONAL ENERGY GROUP, INC.

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

     The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

                                                                 DECEMBER 31,
                                                         -----------------------------
                                                             2000            2001
                                                         -------------   -------------
Future cash inflows....................................  $ 824,040,000   $ 284,016,000
Future production and development costs................   (181,626,000)   (116,958,000)
Future income tax expenses.............................   (148,933,000)             --
                                                         -------------   -------------
Future net cash flows..................................    493,481,000     167,058,000
10% annual discount for estimated timing of cash
  flows................................................   (207,748,000)    (64,799,200)
Transfer of assets to NEG Holding LLC..................             --    (102,258,800)
                                                         -------------   -------------
Standardized measure of discounted future net cash
  flows................................................  $ 285,733,000   $          --
                                                         =============   =============

                          NATIONAL ENERGY GROUP, INC.

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------
                                                1999           2000           2001
                                            ------------   ------------   -------------
Sales and transfers of crude oil and
  natural gas produced, net of production
  costs...................................  $(31,103,628)  $(42,454,251)  $ (27,891,598)
Net changes in prices and production
  costs...................................    40,307,593    222,214,763    (227,266,392)
Development costs incurred during the
  period and changes in estimated future
  development costs.......................     9,938,121    (13,322,548)    (12,963,031)
Purchases of reserves in place............            --      5,005,436              --
Sales of reserves in place................    (5,122,521)   (11,091,847)     (2,249,136)
Extensions and discoveries, less related
  costs...................................       702,422     10,983,523       4,038,494
Revisions of previous quantity
  estimates...............................    12,049,069     73,724,762     (25,919,134)
Accretion of discount.....................     7,587,748     10,889,270      28,573,300
Net change in income taxes................            --    (78,138,335)     78,138,335
Changes in production rates (timing) and
  other...................................    (1,343,584)      (970,473)      2,064,962
Transfer of assets to NEG Holding LLC.....            --             --    (102,258,800)
                                            ------------   ------------   -------------
Net change................................  $ 33,015,220   $176,840,300   $(285,733,000)
                                            ============   ============   =============

     During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The net weighted average prices of crude oil and natural gas at December 31, 1999, 2000, and August 31, 2001, used in the above table were $24.97, $25.95 and $26.02 per barrel of crude oil, respectively, and $2.26, $10.53 and $2.49 per thousand cubic feet of natural gas, respectively.

14.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     In connection with confirmation of the Joint Plan, the Company recorded an extraordinary gain on the discharge of indebtedness during the three months ended September 30, 2000, of approximately $11.3 million. This extraordinary gain was primarily composed of the reversal of interest accrued on the senior notes prior to the Bankruptcy Proceeding of approximately $10.5 million ("Prepetition Interest"). In accordance with Bankruptcy Court rules and regulations, the Company did not accrue interest on the senior notes during the Bankruptcy Proceeding ("Unaccrued Interest"). It was determined that reinstatement of the Prepetition Interest and the Unaccrued Interest is necessary and consistent with the Joint Plan. As a result, the Company has recognized Unaccrued Interest (including interest on the Prepetition Interest and Unaccrued Interest) of $35.3 million and Prepetition Interest of $10.5 million as long-term interest payable in the accompanying balance sheet. The reinstatement of Unaccrued Interest has been recognized as an extraordinary loss in the accompanying statement of operations. The Company and Arnos have agreed this interest will not be due earlier than April 2003. Accordingly, interest will accrue on the revised obligation amount of $210.8 million pursuant to terms of the senior notes indenture.

                          NATIONAL ENERGY GROUP, INC.

     The Company's operating results for each quarter of 2000 and 2001 are summarized below (in thousands, except per share data).

                                                                 THREE MONTHS ENDED
                                                   -----------------------------------------------
                                                   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                   --------   -------   ------------   -----------
YEAR ENDED DECEMBER 31, 2000:
  Total revenues.................................  $10,721    $12,326     $ 13,895       $14,072
                                                   =======    =======     ========       =======
  Operating income...............................  $ 4,650    $ 6,106     $  7,869       $ 8,258
                                                   =======    =======     ========       =======
  Income before extraordinary item...............  $ 4,372    $ 5,512     $  4,601       $ 4,125
                                                   =======    =======     ========       =======
  Net income (loss)..............................  $ 4,372    $ 5,512     $(28,843)      $ 4,521
                                                   =======    =======     ========       =======
  Per common share:
     Income before extraordinary item............  $   .75    $   .94     $    .73       $   .43
     Extraordinary gain (loss) on confirmation of
       Joint Plan................................       --         --        (5.33)          .04
                                                   -------    -------     --------       -------
     Net Income..................................  $   .75    $   .94     $  (4.60)      $   .47
                                                   =======    =======     ========       =======
  Production:
     Oil (Bbl)...................................      219        218          203           159
     Natural gas (Mcf)...........................    1,882      1,829        1,758         1,612
     Natural gas equivalent (Mcfe)...............    3,198      3,135        2,976         2,564
YEAR ENDED DECEMBER 31, 2001
  Total revenues.................................  $14,650    $12,077     $  9,411       $ 9,571
                                                   =======    =======     ========       =======
  Operating income (loss)........................  $ 9,262    $ 6,111     $  4,967       $ 7,707
                                                   =======    =======     ========       =======
  Income before extraordinary item...............  $ 3,551    $   729     $ 31,188       $ 1,844
                                                   =======    =======     ========       =======
  Net income (loss)..............................  $ 3,539    $   729     $ 31,188       $ 1,844
                                                   =======    =======     ========       =======
  Per common share:
     Income before extraordinary item............  $   .32    $   .07     $   2.79       $   .15
     Extraordinary gain (loss) on confirmation of
       Joint Plan................................       --         --           --            --
                                                   -------    -------     --------       -------
     Net Income..................................  $   .32    $   .07     $   2.79       $   .15
                                                   =======    =======     ========       =======
  Production:
     Oil (Bbl)...................................      143        170          115            --
     Natural gas (Mcf)...........................    1,552      1,654        1,127            --
     Natural gas equivalent (Mcfe)...............    2,411      2,671        1,807            --

                         REPORT OF INDEPENDENT AUDITORS

The Members
NEG Holding LLC

     We have audited the accompanying consolidated balance sheet of NEG Holding LLC, as of December 31, 2001, and the related consolidated statements of operations, members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NEG Holding LLC, at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ KPMG LLP

Dallas, Texas
March 22, 2002

                                NEG HOLDING LLC

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2001

                                   ASSETS

Current assets:
  Cash and cash equivalents.................................   $  78,300,040
  Accounts receivable -- oil and natural gas sales..........       5,200,759
  Accounts receivable -- joint interest and other...........         684,383
  Notes receivable -- affiliates............................      10,939,750
  Drilling prepayments......................................         269,017
  Other.....................................................       1,163,705
                                                               -------------
          Total current assets..............................      96,557,654
Oil and natural gas properties, at cost (full cost method):
  Subject to ceiling limitation.............................     408,153,509
  Accumulated depreciation, depletion, and amortization.....    (288,623,734)
                                                               -------------
  Net oil and natural gas properties........................     119,529,775
Other property and equipment................................       2,896,529
Accumulated depreciation....................................      (2,284,453)
                                                               -------------
  Net other property and equipment..........................         612,076
Other long term assets......................................          21,853
                                                               -------------
          Total assets......................................   $ 216,721,358
                                                               =============

                      LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................   $   2,500,657
  Accounts payable -- affiliate.............................       1,187,458
  Accounts payable -- revenue...............................       2,923,423
  Prepayments from partners.................................         190,371
  Other.....................................................          44,230
                                                               -------------
          Total current liabilities.........................       6,846,139
Long term liabilities:
  Note payable..............................................       1,305,035
  Gas balancing.............................................         939,964
  Unearned revenue..........................................          61,608
Members' equity.............................................     207,568,612
                                                               -------------
          Total liabilities and members' equity.............   $ 216,721,358
                                                               =============

                            See accompanying notes.

                                NEG HOLDING LLC

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

Revenues:
  Oil and natural gas sales.................................   $12,433,923
  Field operations..........................................       203,015
                                                               -----------
     Total revenue..........................................    12,636,938
Costs and expenses:
  Lease operating...........................................     2,687,243
  Field operations..........................................       124,478
  Oil and natural gas production taxes......................       721,364
  Depreciation, depletion and amortization..................     4,348,515
  General and administrative................................     2,106,826
                                                               -----------
     Total costs and expenses...............................     9,988,426
                                                               -----------
Operating income............................................     2,648,512
Other income (expense):
  Interest expense..........................................       (63,982)
  Interest income and other, net............................       561,247
  Derivative loss...........................................    (4,647,782)
  Interest income from affiliate............................       210,545
                                                               -----------
Net loss....................................................   $(1,291,460)
                                                               ===========

                            See accompanying notes.

                                NEG HOLDING LLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

OPERATING ACTIVITIES
Net loss....................................................   $ (1,291,460)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and depletion..................................      4,348,515
Change in fair market value of derivative contracts.........      4,647,782
Changes in operating assets and liabilities:
  Accounts receivable.......................................      1,464,018
  Drilling prepayments......................................      1,256,775
  Derivative deposit........................................      6,500,000
  Other current assets......................................       (366,434)
  Accounts payable and accrued liabilities..................       (390,195)
                                                               ------------
  Net cash provided by operating activities.................     16,169,001
                                                               ------------
INVESTING ACTIVITIES
Oil and natural gas acquisition, exploration, and
  development expenditures..................................     (8,794,086)
Purchases of other property and equipment...................       (124,783)
Proceeds from sales of oil and natural gas properties.......         86,311
Member contributions........................................     81,834,570
Guaranteed payment to member................................    (10,870,973)
                                                               ------------
Net cash provided by investing activities...................     62,131,039
                                                               ------------
Increase in cash and cash equivalents.......................     78,300,040
Cash and cash equivalents at beginning of period............             --
                                                               ------------
Cash and cash equivalents at end of period..................   $ 78,300,040
                                                               ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash.......................................   $         --
                                                               ============
NON CASH FINANCING AND INVESTING ACTIVITIES
Contribution of assets by members...........................   $138,116,670
                                                               ============

                            See accompanying notes.

                                NEG HOLDING LLC

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

                                                                 MEMBERS'
                                                                  EQUITY
                                                               ------------
Balance at January 1, 2001..................................   $         --
  Members' contribution.....................................    219,731,045
  Guaranteed payment to member..............................    (10,870,973)
  Net loss..................................................     (1,291,460)
                                                               ------------
Balance at December 31, 2001................................   $207,568,612
                                                               ============

                            See accompanying notes.

                                NEG HOLDING LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1.  BACKGROUND AND BANKRUPTCY FILING

     NEG Holding LLC (the "Company"), a Delaware limited liability company, was formed in August 2000. Start up costs of the Company were incurred by Gascon and were not significant. No other activity occurred from August 2000 until the Members' contributions in September 2001. In exchange for an initial 50% membership interest in the Company, on September 12, 2001, but effective as of May 1, 2001, National Energy Group, Inc. ("NEG") contributed to the Company all of its operating assets and oil and natural gas properties. In exchange for its initial 50% membership interest in the Company, Gascon Partners ("Gascon"), contributed its sole membership interest in Shana National LLC, an oil and natural gas producing company, and cash, including a $10.9 million Revolving
Note issued to Arnos Corp. ("Arnos"), evidencing the borrowings under the NEG revolving credit facility. In connection with the foregoing, the Company initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. All of the oil and natural gas assets contributed by NEG and all of the oil and natural gas assets associated with Gascon's contribution to the Company were transferred from the Company to Operating LLC on September 12, 2001, but effective as of May 1, 2001. Allocation of membership interest was based principally on the estimated fair value of the assets contributed as of May 1, 2001. The following summarizes the carrying value of the net assets contributed as of September 1, 2001.

                                            NATIONAL ENERGY
                                              GROUP, INC.        GASCON         TOTAL
                                            ---------------   ------------   ------------
Current assets............................   $ 11,535,745     $ 97,183,477   $108,719,222
Net oil and natural gas properties........     84,983,139       30,573,625    115,556,764
Hedge assets..............................      4,807,689               --      4,807,689
Intercompany receivable...................             --        4,783,737      4,783,737
                                             ------------     ------------   ------------
Total assets..............................   $101,326,573     $132,540,839   $233,867,412
                                             ============     ============   ============
Current liabilities.......................   $  4,157,430     $  2,657,190   $  6,814,620
Long-term liabilities.....................        940,033        1,377,782      2,317,815
Intercompany payable......................      4,783,737               --      4,783,737
Members' equity...........................     91,445,373      128,505,867    219,951,240
                                             ------------     ------------   ------------
Total liabilities and members' equity.....   $101,326,573     $132,540,839   $233,867,412
                                             ============     ============   ============

     The Holding LLC Operating Agreement entered into on September 12, 2001, contains a provision that allows Gascon at any time, in its sole discretion, to redeem NEG's membership interest in the Company at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated.

     The Company shall be dissolved and its affairs wound up in accordance with the Delaware Limited Liability Company Act and the Holding LLC Operating Agreement on December 31, 2024, unless the Company shall be dissolved sooner and its affairs wound up in accordance with the Delaware Limited Liability Company Act or the Holding LLC Operating Agreement.

2.  SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, and its sole subsidiary Operating LLC. All significant intercompany transactions and balances have been eliminated.

                                NEG HOLDING LLC

  ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents may include demand deposits, short-term commercial paper, and/or money-market investments with maturities of three months or less when purchased. At December 31, 2001, all cash and cash equivalents were invested with Bank One, Texas, N.A., Concordia Bank and Trust Company, AmSouth Bank and Fleet Bank, N.A.

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

     Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is required to be written off as a non-cash expense. The Company did not incur a ceiling writedown in 2001. Using December 31, 2001, constant prices and costs in accordance with the published guidelines of the SEC, there was a potential ceiling writedown of $6.3 million in the fourth quarter of 2001. On March 18, 2002, the ceiling limitation test was performed using pricing in effect at that date. The net weighted average prices used were $23.79 per barrel of oil and $3.49 per Mcf of natural gas. Using this pricing, there is no ceiling limitation as of March 18, 2002. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

     The Company has capitalized internal costs of $779,000 for the year ended December 31, 2001, as costs of oil and natural gas properties. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities based on the percentage of their time devoted to such activities.

     The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environment effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are

                                NEG HOLDING LLC
recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

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

  INCOME TAXES

     The Company will be taxed as a partnership under federal and applicable state laws; therefore, the Company has not provided for federal or state income taxes since these taxes are the responsibility of the Members.

  FINANCIAL INSTRUMENTS

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

     Allowances for bad debt totaled approximately $229,000 at December 31, 2001. At December 31, 2001, the carrying value of the Company's accounts receivable approximates fair value.

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

                                NEG HOLDING LLC

  COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between net earnings and total comprehensive income in 2001.

  DERIVATIVES

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; NEG adopted SFAS No. 133 and SFAS No. 138 on July 1, 2000. All derivatives contributed to the Company were recorded in this manner.

     All derivatives are recognized on the balance sheet at their fair value. Prior to contributing all oil and natural gas assets to the Company, NEG periodically managed its exposure to fluctuations in oil and natural gas prices by entering into various derivative instruments consisting principally of collar options and swaps. NEG elected not to designate these instruments as hedges for accounting purposes, accordingly the change in unrealized gains and losses is included in other income and expense. Cash settlements of these instruments are included in oil and natural gas sales. The Company has accounted for these instruments in the same manner. The following summarizes the cash settlements and unrealized gains and losses for the year ended December 31, 2001:

                                                                 2001
                                                              ----------
Gross cash receipts.........................................  $1,400,836
Gross cash payments.........................................  $  178,805
Valuation loss..............................................  $4,647,782

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

     The Company received various commodity swap agreements ("contracts") from Gascon and NEG as part of their initial contribution of assets and liabilities in September 2001. The counterparty to these instruments was through Enron North America Corp. As of December 2001, Enron Corp. and Enron North America Corp. et al ("Enron") filed for protection under Chapter 11, Title 18 of the United States Code. Enron ceased making payments under the various contracts in November 2001, prior to the bankruptcy filings. Accordingly, each of the contracts shall be administered as a claim in the Enron bankruptcy proceedings. Although no claim has been filed, (nor has any claim required to be filed as of the date of this report) the Company estimates its claim against Enron related to these contracts is approximately $7.25 million. The $7.25 million claim represents a hedge against future oil and natural gas prices and does not reflect a cash gain or loss on the contracts. For this reason, no asset or liability was recorded at December 31, 2001 and the Company recorded a net non cash valuation loss of $4.6 million through December 31, 2001 in connection with these contracts. The Company cannot predict what amount, if any may be ultimately received in the Enron bankruptcy proceeding.

                                NEG HOLDING LLC

     No derivative assets or liabilities have been recorded by the Company as all of the derivatives entered into by the Company have been canceled.

3.  MANAGEMENT AGREEMENT

     The management and operation of Operating LLC is being undertaken by NEG pursuant to a Management Agreement (the "Management Agreement") which NEG has entered into with Operating LLC. The strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of the Company (currently Gascon). The Management Agreement provides that NEG will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. NEG's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC, although the Management Agreement provides that the salary of NEG's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for NEG's management services, Operating LLC shall pay NEG a management fee of 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by NEG in operating the oil and natural gas properties which either NEG, or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to NEG. In addition, Operating LLC has agreed to indemnify NEG to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $2.7 million as a management fee to NEG for the year ended December 31, 2001. This amount is included in general and administrative expenses.

4.  NOTE RECEIVABLE FROM AFFILIATE

     A $10.9 million note receivable from NEG was contributed to the Company as part of Gascon's contribution on September 12, 2001. The maturity date on the note was extended to December 31, 2003. The interest rate on the note accrues at variable rates based on prime rates. The carrying value of the note approximates the fair value at December 31, 2001.

5.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into a management agreement with NEG to manage Operating LLC's oil and natural gas assets until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any oil and natural gas assets.

     The Company is obligated to make semi-annual payments to NEG "Guaranteed Payments" as defined in the Holding LLC Operating Agreement referred herein. A payment for $10.9 million was made in November 2001 under this obligation.

6.  INVESTMENT IN NEG HOLDING LLC OPERATING AGREEMENT

     Under the Holding LLC Operating Agreement, NEG is to receive guaranteed payments in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid, on a semi annual basis, based on 10.75% of the outstanding priority distribution amount. After the payments to NEG, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other

                                NEG HOLDING LLC
amounts as defined. After the above distributions to NEG and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. The order of distributions is listed below.

     The Holding LLC Operating Agreement requires that (provided full payment of all outstanding guaranteed payments has been made) distributions shall be made to both NEG and Gascon as follows:

     - First and through November 1, 2006, to NEG in an amount equal to NEG's initial priority amount of $202.2 million minus any distributions previously made to NEG.

     - Second, to Gascon in an amount equal to the excess of (a) the sum of (i) NEG's initial priority amount of $202.2 million, (ii) any additional capital contributions made by Gascon, (iii) the aggregate sum of all Guaranteed Payments, and (iv) an amount equal to the Accrued Gascon Amount (which, under the Holding LLC Operating Agreement, means an amount equal to the aggregate of interest that would be computed annually if interest were imposed at a rate equal to the prime rate plus 1/2% as of the close of each fiscal year on the excess of (a) the sum of (i) the cumulative Guaranteed Payments and (ii) the aggregate of any Accrued Gascon Amount computed in prior years, over (b) the cumulative distributions by the Company LLC to Gascon), over (b) distributions previously made to Gascon pursuant to this provision in the Holding LLC Operating Agreement.

     - Third, to NEG and Gascon in accordance with their then respective Capital Accounts.

7.  CRUDE OIL AND NATURAL GAS PRODUCING ACTIVITIES

     Costs incurred in connection with the exploration acquisition, development, and exploitation of the Company's crude oil and natural gas properties for the year ended December 31, 2001, (all of which occurred after the contribution of assets by NEG and Gascon) are as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2001
                                                              -----------------
Exploration costs...........................................     $2,817,625
Development costs...........................................      5,976,461
Depletion rate per Mcfe.....................................     $     1.04

     Revenues from individual purchasers that exceed 10% of total crude oil and natural gas sales are as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2001
                                                              -----------------
Plains Marketing and Transportation.........................     $4,262,310

8.  SUPPLEMENTARY CRUDE OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED)

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

     The Company has made ordinary course capital expenditures for the development and exploitation of oil and natural gas reserves, subject to economic conditions. The Company has interests in crude oil and natural gas properties that are principally located onshore in Texas, Louisiana, Oklahoma, and Arkansas. The Company does not own or lease any crude oil and natural gas properties outside the United States.

                                NEG HOLDING LLC

     In 2001, estimates of the Company's net recoverable crude oil, natural gas, and natural gas liquid reserves were prepared by Netherland, Sewell & Associates, Inc. and Prator Bett, LLC. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.

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

     Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

                                                                          NATURAL GAS
                                                              CRUDE OIL    (THOUSAND
                                                              (BARRELS)   CUBIC FEET)
                                                              ---------   -----------
January 1, 2001.............................................         --           --
  Contribution from NEG.....................................  4,039,064   58,432,104
  Contribution from Gascon..................................  1,009,388   13,848,084
  Purchase of reserves in place.............................      4,575      338,406
  Extensions and discoveries................................    351,245   12,518,633
  Revisions of previous estimates...........................         --       17,048
  Production................................................   (245,389)  (2,723,000)
                                                              ---------   ----------
December 31, 2001...........................................  5,158,883   82,431,275
                                                              =========   ==========
Proved developed reserves:
  December 31, 2001.........................................  4,607,434   67,188,454

     Reservoir engineering is a subjective process of estimating the volumes of underground accumulations of oil and natural gas which cannot be measured precisely. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve estimates prepared by other engineers might differ from the estimates contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and natural gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

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

                                NEG HOLDING LLC

     The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
Future cash inflows.........................................  $ 316,298,819
Future production and development costs.....................   (127,339,430)
                                                              -------------
Future net cash flows.......................................    188,959,389
10% annual discount for estimated timing of cash flows......    (75,837,589)
                                                              -------------
Standardized measure of discounted future net cash flows....  $ 113,121,800
                                                              =============

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              ------------
Contribution from NEG.......................................  $102,258,800
Contribution from Gascon....................................    34,528,067
Sales and transfers of crude oil and natural gas produced,
  net of production costs...................................    (9,025,316)
Net changes in prices and production costs..................   (10,960,878)
Development costs incurred during the period and changes in
  estimated future development costs........................   (33,987,448)
Extensions and discoveries, less related costs..............    24,358,514
Revisions of previous quantity estimates....................        11,491
Accretion of discount.......................................     3,408,627
Changes in production rates (timing) and other..............     2,529,943
                                                              ------------
Net change..................................................  $113,121,800
                                                              ============

     During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The net weighted average prices of crude oil and natural gas at December 31, 2001, used in the above table were $18.48 per barrel of crude oil, respectively, and $2.68 per thousand cubic feet of natural gas, respectively.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1     Debtors Joint Plan of Reorganization under Chapter 11 of the
         Bankruptcy Code dated May 12, 2000(12)
 2.2     Debtor's and Official Committee of Unsecured Creditors'
         Joint Disclosure Statement under Section 1125 of the
         Bankruptcy Code Regarding the Debtor's and Official
         Committee of Unsecured Creditors' Joint Plan of
         Reorganization under Chapter 11 of the Bankruptcy Code,
         dated May 12 2000(12)
 3.1     Restated Certificate of Incorporation filed with the
         Secretary of State of Delaware on October 16, 2000(13)
 3.2     By-laws of the Company(2)
 4.1     Indenture dated as of November 1, 1996, among the Company,
         National Energy Group of Oklahoma, Inc. (the "Guarantor"),
         formerly NEG-OK, and Bank One, Columbus, N.A.(3)
 4.2     Indenture dated August 21, 1997, among the Company and Bank
         One, N.A.(9)
 4.3     Instrument of Resignation, Appointment and Acceptance, dated
         October 23, 1998, between the Company, Bank One, N.A. and
         Norwest Bank Minnesota, N.A.(11)
10.1     Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and Transportation Inc. and
         the predecessor contract, the Crude Oil Purchase Contract, dated November 12, 1991, between Sunnybrook Transmission,
         Inc. and TriSearch Inc.(4)
10.2     National Energy Group, Inc. 1996 Incentive Compensation
         Plan(7)
10.3     National Energy Group, Inc. Employee Stock Purchase Plan(8)
10.4     National Energy Group, Inc. Employee Severance Policy(11)
10.5     Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and
         the Company, NEG-OK and Boomer Marketing Corporation
         ("Boomer")(1)
10.6     $50,000,000 Revolving Note dated August 29, 1996 payable to
         Bank One(1)
10.7     $50,000,000 Revolving Note dated August 29, 1996 payable to
         Credit Lyonnais(1)
10.8     Assignment of $50,000,000 Revolving Note to Arnos Corp. from
         Bank One, Texas, N.A.(11)
10.9     Assignment of $50,000,000 Revolving Note to Arnos Corp. from
         Credit Lyonnais New York Branch(11)
10.10    Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(1)
10.11    Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(1)
10.12    Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(1)
10.13    Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(1)
10.14    First Amendment to Restated Loan Agreement dated October 31,
         1996 among Bank One and Credit Lyonnais and the Company,
         Guarantor and Boomer(5)
10.15    Second Amendment to Restated Loan Agreement dated October
         31, 1996, among Bank One and Credit Lyonnais and the
         Company, Guarantor and Boomer(6)
10.16    Third Amendment to Restated Loan Agreement dated October 31,
         1996, among Bank One and Credit Lyonnais and the Company,
         Guarantor and Boomer(6)
10.17    Fourth Amendment to Restated Loan Agreement dated October
         31, 1996, among Bank One and Credit Lyonnais and the
         Company, Guarantor and Boomer(10)
10.18    Multi-State Assignment Agreement dated December 22, 1998
         between Bank One, Texas, N.A., Credit Lyonnais New York
         Branch and Arnos Corp.(11)
10.19    Multi-State Assignment Agreement, LaFourche Parish,
         Louisiana, dated December 22, 1998, between Bank One, Texas,
         N.A., Credit Lyonnais New York Branch and Arnos Corp.(11)
10.20    Multi-State Assignment Agreement, Iberville Parish,
         Louisiana, dated December 22, 1998, between Bank One, Texas,
         N.A., Credit Lyonnais New York Branch and Arnos Corp.(11)
10.21    Oklahoma Assignment Agreement, dated December 22, 1998,
         between Bank One, Texas, N.A., Credit Lyonnais New York
         Branch and Arnos Corp.(11)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.22    Crude Oil Swap agreement among Enron North America Corp. and the Company covering April 1, 2001 through December 31,
         2001(14)
10.23    Crude Oil Swap agreement among Enron North America Corp. and the Company covering January 1, 2002 through December 31,
         2002(14)
10.24    Crude Oil Swap agreement among Enron North America Corp. and the Company covering January 1, 2003 through December 31,
         2003(14)
10.25    Crude Oil Swap agreement among Enron North America Corp. and the Company covering January 1, 2004 through December 31,
         2004(14)
10.26    Natural Gas Swap agreement among Enron North America Corp.
         and the Company covering April, 2001 through December 31,
         2004(14)
10.27    Fifth Amendment to Restated Loan Agreement dated August 1,
         2001, among the Company and Arnos Corp.(15)
10.28    Debt Purchase Agreement dated August 1, 2001 between the
         Company and High River Limited Partnership.(15)
10.29    Debt Purchase Agreement dated August 1, 2001 between the
         Company and High Coast Limited Partnership.(15)
10.30    Debt Purchase Agreement dated August 1, 2001 between the
         Company and High River Limited Partnership.(13)
10.31    Debt Purchase Agreement dated August 1, 2001 between the
         Company and High Coast Limited Partnership.(13)
10.32    NEG Holding LLC Operating Agreement dated May 1, 2001
         between the Company and Gascon Partners.(14)
10.33    NEG Operating LLC Operating Agreement dated May 1, 2001
         executed by NEG Holding LLC.(14)
10.34    Shana National LLC Amended and Restated Operating Agreement
         dated September 12, 2001 executed by NEG Operating LLC.(14)
10.35    Management Agreement dated September 12, 2001 between the
         Company and NEG Operating LLC.(14)
10.36    Master Conveyance dated September 12, 2001 executed by the
         Company in favor of NEG Holding LLC.(14)
10.37    Master Conveyance dated September 12, 2001 executed by
         Gascon Partners in favor of NEG Holding LLC.(14)
10.38    Master Conveyance dated September 12, 2001 executed by NEG
         Holding LLC in favor of NEG Operating LLC.(14)
10.39    Master Conveyance dated September 12, 2001 executed by Shana
         Petroleum Company in favor of Gascon Partners.(14)
10.40    Master Conveyance dated September 12, 2001 executed by Shana
         Petroleum Company in favor of Shana National LLC.(14)
10.41    Final Decree of Bankruptcy Court(17)
12.1     Computation of Ratio of Earnings to Fixed Charges(17)
23.2     Consent of Netherland Sewell & Associates, Inc., Independent
         Engineers(17)
23.3     Consent of Prator Bett, LLC, Independent Engineers(17)
24.1     Power of Attorney (included in signature pages to this Form
         10-K)(17)

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

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the year Ended December 31, 2000.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(17) Filed herewith.