Form 10-Q
period 2002-03-31
NATIONAL ENERGY GROUP INC
filed 2002-05-15
CIK 870756

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     11,190,650 shares of the registrant's Common Stock, $0.01 par value, were outstanding on May 9, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Balance Sheets at December 31, 2001 and March        1
           31, 2002 (Unaudited)........................................
           Consolidated Statements of Operations for the three months        2
           ended March 31, 2001 and 2002 (Unaudited)...................
           Consolidated Statements of Cash Flows for the three months        3
           ended March 31, 2001 and 2002 (Unaudited)...................
           Consolidated Statement of Stockholders' Equity (Deficit) for      4
           three months ended March 31, 2002 (Unaudited)...............
           Notes to Consolidated Financial Statements (Unaudited)......      5
Item 2.    Management's Discussion and Analysis of Financial Condition      10
           and Results of Operations...................................
Item 3.    Quantitative and Qualitative Disclosure about Market Risk...     15
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings...........................................     16
Item 2-5.  None........................................................     16
Item 6.    Exhibits and Reports on Form 8-K............................     16

                          NATIONAL ENERGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,      MARCH 31,
                                                                  2001            2002
                                                              -------------   -------------
                                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   3,090,361   $   3,590,350
  Accounts receivable -- affiliates.........................      1,187,458         681,986
  Other.....................................................        187,202         171,443
                                                              -------------   -------------
          Total current assets..............................      4,465,021       4,443,779
Investment in NEG Holding LLC...............................     97,654,106     105,508,926
Deferred tax asset..........................................     30,589,443      29,444,437
                                                              -------------   -------------
          Total assets......................................  $ 132,708,570   $ 139,397,142
                                                              =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $      80,767   $      72,651
  Accrued interest on senior notes..........................      2,711,023       6,657,705
                                                              -------------   -------------
          Total current liabilities.........................      2,791,790       6,730,356
Long term liabilities:
  Credit facility...........................................     10,939,750      10,939,750
  Senior notes..............................................    148,637,000     148,637,000
  Long-term interest payable on senior notes................     42,893,815      44,026,296
  Deferred gain on senior note redemption...................      9,850,794       9,341,270
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.01 par value:
     Authorized shares -- 100,000,000; Issued and
       outstanding shares -- 11,190,650 at December 31, 2001
       and March 31, 2002...................................        111,907         111,907
  Additional paid-in capital................................    123,020,121     123,020,121
  Accumulated deficit.......................................   (205,536,607)   (203,409,558)
                                                              -------------   -------------
          Total stockholders' equity (deficit)..............    (82,404,579)    (80,277,530)
                                                              -------------   -------------
          Total liabilities and shareholders' equity
            (deficit).......................................  $ 132,708,570   $ 139,397,142
                                                              =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2001          2002
                                                              -----------   -----------
Revenues:
  Oil and natural gas sales.................................  $14,649,640   $        --
  Accretion of Investment in NEG Holding LLC................           --     7,854,820
  Management fee............................................           --     1,988,384
                                                              -----------   -----------
          Total revenue.....................................   14,649,640     9,843,204
Cost and expenses:
  Lease operating...........................................    1,417,677            --
  Oil and natural gas production taxes......................      697,311            --
  Depreciation, depletion, and amortization.................    2,165,683            --
  General and administrative................................    1,107,321     1,822,237
                                                              -----------   -----------
          Total costs and expenses..........................    5,387,992     1,822,237
                                                              -----------   -----------
Operating income............................................    9,261,648     8,020,967
Other income (expense):
Interest expense............................................   (5,707,713)   (4,754,518)
Interest income and other, net..............................      123,732         5,606
                                                              -----------   -----------
Income before reorganization items and income taxes.........    3,677,667     3,272,055
Reorganization items:
  Professional fees and other...............................     (127,081)           --
                                                              -----------   -----------
Income before income taxes..................................    3,550,586     3,272,055
Income tax expense..........................................           --    (1,145,006)
                                                              -----------   -----------
Income before extraordinary item............................    3,550,586     2,127,049
Extraordinary loss on discharge of indebtedness.............      (11,458)           --
                                                              -----------   -----------
Net income..................................................  $ 3,539,128   $ 2,127,049
                                                              ===========   ===========
Earnings per common share:
  Income before extraordinary item..........................  $       .32   $       .19
  Loss on discharge of indebtedness.........................         (.00)           --
                                                              -----------   -----------
  Net income per common share...............................  $       .32   $       .19
                                                              ===========   ===========
Weighted average number of common shares outstanding........   11,190,650    11,190,650
                                                              ===========   ===========

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                  2001          2002
                                                              ------------   -----------
Operating Activities:
  Net income................................................  $  3,539,128   $ 2,127,049
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Accretion of Investment in NEG Holding LLC.............            --    (7,854,820)
     Deferred gain amortization.............................            --      (509,524)
     Deferred income tax expense............................            --     1,145,006
     Depreciation, depletion, and amortization..............     2,165,683            --
     Change in fair value of derivative contract............       103,969            --
     Changes in operating assets and liabilities:
       Accounts receivable..................................       671,624       505,472
       Oil and natural gas derivative deposit...............    (6,500,000)           --
       Other current assets.................................        42,196        15,759
       Accounts payable and accrued liabilities.............     5,556,641     5,071,047
                                                              ------------   -----------
          Net cash provided by operating activities.........     5,579,241       499,989
                                                              ------------   -----------
Investing Activities:
  Oil and natural gas acquisition, exploration, and
     development expenditures...............................   (13,688,390)           --
  Purchases of other property and equipment.................       (13,336)           --
  Proceeds from sales of oil and natural gas properties.....       645,032            --
                                                              ------------   -----------
          Net cash used in investing activities.............   (13,056,694)           --
                                                              ------------   -----------
Financing Activities-Repayment of credit facility...........   (25,000,000)           --
                                                              ------------   -----------
Increase (decrease) in cash and cash equivalents............   (32,477,453)      499,989
Cash and cash equivalents and beginning of period...........    43,327,755     3,090,361
                                                              ------------   -----------
Cash and cash equivalents at end of period..................  $ 10,850,302   $ 3,590,350
                                                              ============   ===========
Supplemental cash flow information
  Interest paid in cash.....................................  $    216,667   $   184,684
                                                              ============   ===========

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                     {COMMON STOCK                                              TOTAL
                                 ---------------------     ADDITIONAL       ACCUMULATED     STOCKHOLDERS'
                                   SHARES      AMOUNT    PAID-IN CAPITAL      DEFICIT      EQUITY (DEFICIT)
                                 ----------   --------   ---------------   -------------   ----------------
Balance at December 31, 2001...  11,190,650   $111,907    $123,020,121     $(205,536,607)    $(82,404,579)
  Net income...................          --         --              --         2,127,049        2,127,049
                                 ----------   --------    ------------     -------------     ------------
Balance at March 31, 2002......  11,190,650   $111,907    $123,020,121     $(203,409,558)    $(80,277,530)
                                 ==========   ========    ============     =============     ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2002

1. SETTLEMENT OF BANKRUPTCY CASE AND FORMATION OF LIMITED LIABILITY COMPANY

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

     The Holding LLC Operating Agreement entered into on September 12, 2001, contains a provision that allows Gascon at any time, in its sole discretion, to redeem the Company's membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of the Company's operating assets and oil and natural gas properties have been contributed to Holding LLC, as noted above, following such a redemption, the Company's principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to the Company's shareholders. Following the payment of the Company's indebtedness (currently held by entities owned or controlled by Carl C. Icahn) and its operating expenses,

                          NATIONAL ENERGY GROUP, INC.

there is a substantial risk that there will be no proceeds remaining for distribution to the Company's shareholders.

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization, the Company is a holding company of which (i) the principal assets are its remaining cash balances, accounts receivable from affiliates, deferred tax asset, and its initial 50% membership interest in Holding LLC, and
(ii) the principal liabilities are the $10.9 million outstanding under its existing $25 million revolving credit facility with Arnos and its 10 3/4% senior notes and long-term interest payable on senior notes. None of the Company's employees have been transferred to Holding LLC or Operating LLC.

     As a result of the terms and conditions of the various agreements related to the repayment of the Company's indebtedness to Arnos and repayment of the priority distribution amounts and the guaranteed payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no amounts remaining for distribution to the Company's shareholders.

     The Company remains highly leveraged after confirmation of the Plan of Reorganization.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2001 (including the notes thereto), set forth in the Company's Annual Report on Form 10-K.

     The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.

     The Company's contribution of all its operating assets and oil and gas properties occurred on September 12, 2001. For tax and valuation purposes the effective date is as of May 1, 2001, however, solely for financial reporting purposes the transaction is as of September 1, 2001. Operations from September 1, 2001 to September 12, 2001 were not significant. Management fees and guaranteed payments accruing from May 1, 2001 through September 1, 2001 aggregating $7,465,694 were paid by Holding LLC and recorded as an increase to additional paid-in capital.

     The Company capitalized internal general and administrative costs that could be directly identified with acquisition, exploration and development activities. Such capitalized costs included salary and related benefits of individuals directly involved in the Company's acquisition, exploration and development activities based on the percentage of their time devoted to such activities. These costs totaled approximately $165,000 for the three months ended March 31, 2001. Effective with the transfer of the Company's oil and gas assets to Holding LLC, the Company no longer capitalizes general and administrative costs.

     Overhead reimbursements received from joint interest partners which were included as a reduction of general and administrative expense totaled approximately $308,000, for the three months ended March 31,

                          NATIONAL ENERGY GROUP, INC.

2001. Effective with the transfer of the Company's oil and gas assets to Holding LLC, the Company no longer receives overhead reimbursements from joint interest partners.

3. MANAGEMENT AGREEMENT

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $2.0 million as a management fee for the three month period ended March 31, 2002.

4. COVENANT VIOLATION

     On December 15, 2001, the maturity date of the credit facility with Arnos was extended to December 31, 2003, and there was a waiver of compliance with any and all covenant violations through that date. The Company was not in compliance with the minimum interest coverage ratio at March 31, 2002, however, there is no covenant violation due to the covenant waiver. Arnos continues to be the holder of the credit facility, however, the $10.9 million note currently outstanding under the credit facility was contributed to Holding LLC as part of Gascon's contribution on September 12, 2001. The Company anticipates repayment of this amount through a priority distribution from Holding LLC.

5. SENIOR NOTE REDEMPTION

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of long-term interest payable on senior notes for $10.5 million. The Company paid two Arnos affiliates approximately $.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001 to the date of redemption. As this was a partial redemption of the senior notes, it has been accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the bonds. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

                          NATIONAL ENERGY GROUP, INC.

6. INVESTMENT IN NEG HOLDING LLC

     As explained below, the Company's investment in NEG Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

     The following is a summary income statement for NEG Holding LLC for the three months ended March 31, 2002.

Total revenues...........................................  $7,410,997
Total cost and expenses..................................   7,131,437
                                                           ----------
Operating income.........................................     279,560
Interest income and other................................   7,749,700
                                                           ----------
Net income...............................................  $8,029,260
                                                           ==========

     For the three month period ended March 31, 2002, NEG Holding LLC generated cash flows of $10.4 million from operating activities, used $2.3 million in investing activities and had no cash flows from investing activities.

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

     This method of accounting results in the recognition of income to November 1, 2006 equivalent to the difference between the original contribution amount of $91.4 million and the priority distribution amount of $202.2 million. As a result, the investment will accrete (increase) towards the priority distribution amount. The residual interest attributable to the Company's investment in Holding LLC has been valued at zero because of the substantial uncertainty that the Company will receive any future distributions in excess of the priority distribution and the guaranteed payments.

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

                          NATIONAL ENERGY GROUP, INC.

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

7. INCOME TAXES

     At December 31, 2001, the Company estimates that it had net operating loss carryforwards available for federal income tax purposes of approximately $129.3 million which begin expiring in 2002. Utilization of approximately $27.6 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. The Company recorded a deferred tax asset of $30.6 million and $29.4 million as of December 31, 2001 and March 31, 2002, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision.

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

     The Holding LLC Operating Agreement entered into on September 12, 2001, contains a provision that allows Gascon at any time, in its sole discretion, to redeem the Company's membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of the Company's operating assets and oil and natural gas properties have been contributed to Holding LLC, as noted above, following such a redemption, the Company's principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to the Company's shareholders. Following the payment of the Company's indebtedness (currently held by entities owned or controlled by Carl
C. Icahn) and its operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to the Company's shareholders. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $2.0 million as a management fee for the three month period ended March 31, 2002.

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization, the Company is a holding company of which (i) the principal assets are its remaining cash balances, accounts receivable from affiliates, deferred tax asset and its initial 50% membership interest in Holding LLC, and
(ii) the principal liabilities are the $10.9 million outstanding under its existing $25 million revolving credit facility with Arnos and its 10 3/4% senior notes and long-term interest payable on senior notes. None of the Company's employees have been transferred to Holding LLC or Operating LLC.

     As a result of the terms and conditions of the various agreements related to the repayment of the Company's indebtedness to Arnos and repayment of the priority distribution amounts and the guaranteed payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no amounts remaining for distribution to the Company's shareholders.

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of long-term interest payable on senior notes for $10.5 million. The Company paid two Arnos affiliates approximately $.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001 to the date of redemption. As this was a partial redemption of the senior notes, it has been accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the bonds. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

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

RESULTS OF OPERATIONS

     On September 12, 2001 the Company contributed all its operating assets and oil and gas properties excluding cash of $4.3 million to Holding LLC in exchange for an initial 50% membership interest ("LLC Contribution"). For tax and valuation purposes the effective date is May 1, 2001, however, for financial reporting purposes the transaction is as of September 1, 2001. Operations from September 1, 2001 to September 12, 2001 were not significant. For the quarter ended March 31, 2002 the Company recorded no oil and natural gas operations and three months of accretion of the preferred investment and management fees. In the future, the Company will only recognize income from accretion of the preferred investment and management fees.

  Overview of Production, Sales and Unit Economics

     The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001        2002
                                                              --------     ------
Net production:
  Oil (Mbbls)...............................................      143         --
  Natural gas (Mmcf)........................................    1,552         --
  Natural gas equivalent (Mmcfe)............................    2,411         --
Oil and natural gas sales (in thousands):
  Oil.......................................................  $ 4,351      $  --
  Natural gas...............................................   10,299         --
                                                              -------      -----
          Total.............................................  $14,650      $  --
                                                              =======      =====
Average sales price:
  Oil (per Bbl).............................................  $ 30.43      $  --
  Natural gas (per Mcf).....................................     6.64         --
Unit economics (per Mcfe):
  Average sales price.......................................  $  6.08      $  --
  Lease operating expenses..................................      .59         --
  Oil and natural gas production taxes......................      .29         --
  Depletion rate............................................      .85         --
  General and administrative................................      .46         --

  Three Months Ended March 31, 2001, Compared with Three Months Ended March 31, 2002

     Revenues. Total revenues decreased $4.8 million (32.9%) from $14.6 million for the first quarter of 2001 to $9.8 million for the first quarter of 2002. Total revenues declined due to the LLC Contribution.

     The Company produced 143 Mbbls of oil and 1,552 Mmcf of natural gas during the first quarter of 2001. The Company had no oil and natural gas production during the first quarter of 2002 due to the LLC Contribution.

     Costs and Expenses. Due to the LLC Contribution, the Company did not record any lease operating expenses during the three months ended March 31, 2002 compared to $1.4 million for the same period in 2001.

     Due to the LLC Contribution, the Company did not record any oil and natural gas production taxes during the three months ended March 31, 2002 compared to $.7 million for the same period in 2001.

     Due to the LLC Contribution, the Company did not record any depreciation, depletion and amortization during the three months ended March 31, 2002 compared to $2.2 million for the same period in 2001.

     General and administrative costs increased $.7 million (63.6%) from $1.1 million for the three months ended March 31, 2001 to $1.8 million for the same period in 2002. The increase is the result of the LLC Contribution and the resulting change in the Company's recording of general and administrative costs. Effective September 1, 2001 the Company no longer offsets general and administrative costs by field employee costs or lease management income, but is reimbursed a management fee for these and other costs at 115% of general and administrative costs as defined in the Management Agreement. As discussed in
Note 2 to the Consolidated Financial Statements, the Company capitalized internal general and administrative costs prior to September 1, 2001 that were directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.2 million for the three months ended March 31, 2001.

     Other Income and Expenses. The $.9 million decrease in interest expense from $5.7 million for the three months ended March 31, 2001 to $4.8 million for the same period in 2002 was due primarily to the senior note redemption discussed below. In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of long-term interest payable on senior notes for $10.5 million. This redemption reduced interest expense approximately $.6 million for the three months ended March 31, 2002. (See Note 1 to the Consolidated Financial Statements). The weighted average interest rate for the three months ended March 31, 2001 was 10.75% compared to 9.46% for the same period in 2002.

     Reorganization Items. The Company incurred $.1 million for professional fees and other expenses associated with the Bankruptcy Proceeding for the three months ended March 31, 2001.

     Income Taxes. At December 31, 2001, the Company estimates that it had net operating loss carryforwards available for federal income tax purposes of approximately $129.3 million which begin expiring in 2002. Utilization of approximately $27.6 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. The Company recorded a deferred tax asset of $30.6 million and $29.4 million as of December 31, 2001 and March 31, 2002, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision. The Company recorded deferred income tax expense of $1.1 million for the three months ended March 31, 2002.

     Net Income. Net income of $3.5 million was recognized for the three months ended March 31, 2001, compared with net income of $2.1 million for the comparable 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

  Three Months Ended March 31, 2001, Compared with Three Months Ended March 31, 2002

     Net cash provided by operating activities was $5.6 million for 2001, compared to net cash provided by operating activities of $.5 million for 2002. The decrease in cash flows from operating activities is primarily due to the LLC Contribution.

     Net cash used in investing activities was $13.1 million for 2001. The cash used in investing activities for 2001 included $13.7 million of expenditures related to drilling, workovers, recompletions and other production enhancement activities. There was no cash used in investing activities in 2002.

     Net cash used in financing activities in 2001 consisted of repayment of the outstanding borrowings of $25 million under the credit facility. There was no cash used in financing activities in 2002.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

     The Company currently has $10.9 million outstanding under its existing $25 million credit facility with Arnos. Arnos continues to be the holder of the credit facility; however, the $10.9 million note currently outstanding under the credit facility was contributed to Holding LLC as part of Gascon's contribution to Holding LLC on September 12, 2001. The Company anticipates repayment of this amount through the priority distribution from Holding LLC. In December 2001, the maturity date of the credit facility was extended to December 31, 2003 and a waiver of compliance was given with respect to any and all covenant violations. The Company was not in compliance with the minimum interest coverage ratio at March 31, 2002, however, there was no covenant violation due to the covenant waiver.

     The Company currently has negative working capital, however, it is anticipated cash flows from guaranteed payments will fund current obligations.

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

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations, and $4.8 million of long-term interest payable on senior notes for $10.5 million. The Company paid two Arnos affiliates approximately $.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the semi-annual interest payment date of May 1, 2001 to the date of redemption. As this was a partial redemption of the senior notes, it was accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the senior note obligations. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which establishes requirements for the accounting of removal-type costs associated with asset retirements. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not believe there will be a material impact upon adoption.

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during the three months ended March 31, 2001 and 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the past, the Company utilized various derivative instruments, principally to control risk related to future oil and natural gas prices. While the use of derivative contracts can limit the downside risk of adverse price movements, it may also limit future gains from favorable movements. The Company addressed market risk by selecting instruments whose value fluctuations correlated strongly with the underlying commodity. Credit risk related to derivative activities was managed by requiring minimum credit standards for counterparties, periodic settlements, and market to market valuations.

     No derivative assets, or liabilities have been recorded by the Company as all of the derivatives entered into by the Company were contributed to Holding LLC in September 2001. (Note 1)

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2-5. NONE.

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

                                            NATIONAL ENERGY GROUP, INC


              By: /s/ BOB G. ALEXANDER                 President and Chief Executive      May 15, 2002
  -------------------------------------------------      Officer
                  Bob G. Alexander

              By: /s/ RANDALL D. COOLEY                Vice President and Chief           May 15, 2002
  -------------------------------------------------      Accounting Officer
                  Randall D. Cooley

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Joint Plan of Reorganization Under Chapter 11 of the
                            Bankruptcy Code for National Energy Group, Inc. and
                            Boomer Marketing Corporation dated May 12, 2000(1)
          2.3            -- Order of Bankruptcy Court Confirming Joint Plan of
                            Reorganization and Fixing Deadlines for Filing
                            Administrative Claims, Fee Claims and Rejections
                            Claims(2)
          3.1            -- Restated Certificate of Incorporation filed with the
                            Secretary of the State of Delaware on October 16, 2000(3)
          3.2            -- By-laws of the Company(4)
          4.1            -- Indenture dated as of November 1, 1996, among the
                            Company, National Energy Group of Oklahoma, Inc.,
                            formerly NEG-OK, and BankOne, Columbus, N.A.(5)
          4.2            -- Indenture dated August 21, 1997, among the Company and
                            Bank One, N.A.(6)
          4.3            -- Instrument of Resignation, Appointment and Acceptance,
                            dated October 23, 1998, between the Company, Bank One,
                            Texas, N.A. and Norwest Bank Minnesota, N.A.(7)
         10.5            -- Restated Loan Agreement dated August 29, 1996 among Bank
                            One and Credit Lyonnais New York Branch ("Credit
                            Lyonnais") and the Company, NEG-OK and Boomer Marketing
                            Corporation ("Boomer")(8)
         10.6            -- $50,000,000 Revolving Note dated August 29, 1996 payable to Bank One(8)
         10.7            -- $50,000,000 Revolving Note dated August 29, 1996 payable to Credit Lyonnais(8)
         10.8            -- Assignment of $50,000,000 Revolving Note to Arnos Corp.
                            from Bank One, Texas, N.A.(9)
         10.9            -- Assignment of $50,000,000 Revolving Note to Arnos Corp.
                            from Credit Lyonnais New York Branch(9)
         10.10           -- Unlimited Guaranty of NEG-OK dated August 29, 1996 for
                            the benefit of Bank One(8)
         10.11           -- Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(8)
         10.12           -- Unlimited Guaranty of Boomer dated August 29, 1996 for
                            the benefit of Bank One(8)
         10.13           -- Unlimited Guaranty of Boomer dated August 29, 1996 for
                            the benefit of Credit Lyonnais(8)
         10.14           -- First Amendment to Restated Loan Agreement dated October
                            31, 1996 among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(10)
         10.15           -- Second Amendment to Restated Loan Agreement dated October
                            31, 1996, among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(11)
         10.16           -- Third Amendment to Restated Loan Agreement dated October
                            31, 1996, among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(11)
         10.17           -- Fourth Amendment to Restated Loan Agreement dated October
                            31, 1996, among Bank One and Credit Lyonnais and the
                            Company, Guarantor and Boomer(11)
         10.18           -- Multi-State Assignment Agreement dated December 22, 1998 between Bank One, Texas, N.A., Credit Lyonnais New York
                            Branch and Arnos Corp.(12)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.19           -- Multi-State Assignment Agreement, LaFourche Parish,
                            Louisiana, dated December 22, 1998, between Bank One,
                            Texas, N.A., Credit Lyonnais New York Branch and Arnos
                            Corp.(9)
         10.20           -- Multi-State Assignment Agreement, Iberville Parish,
                            Louisiana, dated December 22, 1998, between Bank One,
                            Texas, N.A., Credit Lyonnais New York Branch and Arnos
                            Corp.(9)
         10.21           -- Oklahoma Assignment Agreement, dated December 22, 1998, between Bank One, Texas, N.A., Credit Lyonnais New York
                            Branch and Arnos Corp.(9)
         10.29           -- Fifth Amendment to Restated Loan Agreement dated August
                            1, 2001, among the Company and Arnos Corp.(13)
         10.30           -- Debt Purchase Agreement dated August 1, 2001 between the
                            Company and High River Limited Partnership.(13)
         10.31           -- Debt Purchase Agreement dated August 1, 2001 between the
                            Company and High Coast Limited Partnership.(13)
         10.32           -- NEG Holding LLC Operating Agreement dated May 1, 2001
                            between the Company and Gascon Partners.(14)
         10.33           -- NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(14)
         10.34           -- Shana National LLC Amended and Restated Operating
                            Agreement dated September 12, 2001 executed by NEG
                            Operating LLC.(14)
         10.35           -- Management Agreement dated September 12, 2001 between the
                            Company and NEG Operating LLC.(14)
         10.36           -- Master Conveyance dated September 12, 2001 executed by
                            the Company in favor of NEG Holding LLC.(14)
         10.37           -- Master Conveyance dated September 12, 2001 executed by
                            Gascon Partners in favor of NEG Holding LLC.(14)
         10.38           -- Master Conveyance dated September 12, 2001 executed by
                            NEG Holding LLC in favor of NEG Operating LLC.(14)
         10.39           -- Master Conveyance dated September 12, 2001 executed by
                            Shana Petroleum Company in favor of Gascon Partners.(14)
         10.40           -- Master Conveyance dated September 12, 2001 executed by
                            Shana Petroleum Company in favor of Shana National
                            LLC.(14)
         10.41           -- Final Decree of Bankruptcy Court (15)

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

(14) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 2001.

(15) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.