Form 10-Q
period 2002-06-30
NATIONAL ENERGY GROUP INC
filed 2002-08-14
CIK 870756

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     11,190,650 shares of the registrant's Common Stock, $0.01 par value, were outstanding on August 12, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Balance Sheets at December 31, 2001 and June
           30, 2002 (Unaudited)........................................      1
           Consolidated Statements of Operations for the three months
           and six months ended June 30, 2001 and 2002 (Unaudited).....      2
           Consolidated Statements of Cash Flows for the six months
           ended June 30, 2001 and 2002 (Unaudited)....................      3
           Consolidated Statement of Stockholders' Equity (Deficit) for
           the six months ended June 30, 2002 (Unaudited)..............      4
           Notes to Consolidated Financial Statements (Unaudited)......      5
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of
           Operations..................................................     10
Item 3.    Quantitative and Qualitative Disclosure about Market Risk...     15

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings...........................................     16
Item 2-3.  None........................................................     16
Item 4.    Submission of Matters to a Vote of Security Holders.........     16
Item 5.    None........................................................     17
Item 6.    Exhibits and Reports on Form 8-K............................     17

                          NATIONAL ENERGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,      JUNE 30,
                                                                  2001            2002
                                                              -------------   -------------
                                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   3,090,361   $   3,452,517
  Accounts receivable -- affiliates.........................      1,187,458         694,949
  Other.....................................................        187,202         303,559
                                                              -------------   -------------
          Total current assets..............................      4,465,021       4,451,025
Investment in NEG Holding LLC...............................     97,654,106     102,677,948
Deferred tax asset..........................................     30,589,443      28,235,655
                                                              -------------   -------------
          Total assets......................................  $ 132,708,570   $ 135,364,628
                                                              =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $      80,767   $      27,090
  Accrued interest on senior notes..........................      2,711,023       2,663,085
                                                              -------------   -------------
          Total current liabilities.........................      2,791,790       2,690,175
Long term liabilities:
  Credit facility...........................................     10,939,750      10,939,750
  Senior notes..............................................    148,637,000     148,637,000
  Long-term interest payable on senior notes................     42,893,815      42,295,268
  Deferred gain on senior note redemption...................      9,850,794       8,831,747
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.01 par value:
     Authorized shares -- 100,000,000 at December 31, 2001
       and 15,000,000 at June 30, 2002; Issued and
       outstanding shares -- 11,190,650 at December 31, 2001
       and June 30, 2002....................................        111,907         111,907
  Additional paid-in capital................................    123,020,121     123,020,121
  Accumulated deficit.......................................   (205,536,607)   (201,161,340)
                                                              -------------   -------------
          Total stockholders' equity (deficit)..............    (82,404,579)    (78,029,312)
                                                              -------------   -------------
          Total liabilities and shareholders' equity
            (deficit).......................................  $ 132,708,570   $ 135,364,628
                                                              =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                          -------------------------   --------------------------
                                             2001          2002           2001          2002
                                          -----------   -----------   ------------   -----------
Revenues:
  Oil and natural gas sales.............  $12,076,563   $        --   $ 26,726,203   $        --
  Accretion of Investment in NEG Holding
     LLC................................           --     8,011,234             --    15,866,054
  Management fee........................           --     2,046,168             --     4,034,552
                                          -----------   -----------   ------------   -----------
          Total revenue.................   12,076,563    10,057,402     26,726,203    19,900,606
Cost and expenses:
  Lease operating.......................    1,399,335            --      2,817,012            --
  Oil and natural gas production
     taxes..............................      629,560            --      1,326,871            --
  Depreciation, depletion, and
     amortization.......................    2,387,935            --      4,553,617            --
  General and administrative............    1,548,346     1,861,794      2,655,669     3,684,030
                                          -----------   -----------   ------------   -----------
          Total costs and expenses......    5,965,176     1,861,794     11,353,169     3,684,030
                                          -----------   -----------   ------------   -----------
Operating income........................    6,111,387     8,195,608     15,373,034    16,216,576
Other income (expense):
Interest expense........................   (5,695,951)   (4,745,308)   (11,403,664)   (9,499,826)
Interest income and other, net..........     (273,821)        6,698       (150,089)       12,305
                                          -----------   -----------   ------------   -----------
Income before reorganization items and
  income taxes..........................      141,615     3,456,998      3,819,281     6,729,055
Reorganization items:
  Professional fees and other...........      587,393            --        460,312            --
                                          -----------   -----------   ------------   -----------
Income before income taxes..............      729,008     3,456,998      4,279,593     6,729,055
Income tax expense......................           --     1,208,782             --     2,353,788
                                          -----------   -----------   ------------   -----------
Income before extraordinary item........      729,008     2,248,216      4,279,593     4,375,267
Extraordinary loss on discharge of
  indebtedness..........................           --            --        (11,457)           --
                                          -----------   -----------   ------------   -----------
Net income..............................  $   729,008   $ 2,248,216   $  4,268,136   $ 4,375,267
                                          ===========   ===========   ============   ===========
Earnings per common share:
  Income before extraordinary item......  $       .07   $       .20   $        .38   $       .39
  Loss on discharge of indebtedness.....           --            --           (.00)           --
                                          -----------   -----------   ------------   -----------
  Net income per common share...........  $       .07   $       .20   $        .38   $       .39
                                          ===========   ===========   ============   ===========
Weighted average number of common shares
  outstanding...........................   11,190,650    11,190,650     11,190,650    11,190,650
                                          ===========   ===========   ============   ===========

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2001           2002
                                                              ------------   ------------
Operating Activities:
  Net income................................................  $  4,268,136   $  4,375,267
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Accretion of Investment in NEG Holding LLC.............            --    (15,866,054)
     Deferred gain amortization.............................            --     (1,019,046)
     Deferred income tax expense............................            --      2,353,788
     Depreciation, depletion, and amortization..............     4,553,617             --
     Change in fair value of derivative contract............       462,849             --
     Changes in operating assets and liabilities:
       Accounts receivable..................................     1,444,428        492,509
       Oil and natural gas derivative deposit...............      (500,000)            --
       Other current assets.................................       177,704       (116,358)
       Accounts payable and accrued liabilities.............       928,339       (700,162)
                                                              ------------   ------------
          Net cash provided by (used in) operating
            activities......................................    11,335,073    (10,480,056)
                                                              ------------   ------------
Investing Activities:
  Oil and natural gas acquisition, exploration, and
     development expenditures...............................   (22,508,320)            --
  Purchases of other property and equipment.................       (29,056)            --
  Proceeds from sales of oil and natural gas properties.....       698,192             --
  Guaranteed payment from NEG Holding LLC...................            --     10,842,212
                                                              ------------   ------------
          Net cash provided by (used in) investing
            activities......................................   (21,839,184)    10,842,212
                                                              ------------   ------------
Financing Activities-Repayment of credit facility...........   (25,000,000)            --
                                                              ------------   ------------
Increase (decrease) in cash and cash equivalents............   (35,504,111)       362,156
Cash and cash equivalents and beginning of period...........    43,327,755      3,090,361
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $  7,823,644   $  3,452,517
                                                              ============   ============
Supplemental cash flow information
  Interest paid in cash.....................................  $  9,085,417   $ 11,165,162
                                                              ============   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                     COMMON STOCK                                               TOTAL
                                 ---------------------     ADDITIONAL       ACCUMULATED     STOCKHOLDERS'
                                   SHARES      AMOUNT    PAID-IN CAPITAL      DEFICIT      EQUITY (DEFICIT)
                                 ----------   --------   ---------------   -------------   ----------------
Balance at December 31, 2001...  11,190,650   $111,907    $123,020,121     $(205,536,607)    $(82,404,579)
  Net income (including other
     comprehensive income).....          --         --              --         4,375,267        4,375,267
                                 ----------   --------    ------------     -------------     ------------
Balance at June 30, 2002.......  11,190,650   $111,907    $123,020,121     $(201,161,340)    $(78,029,312)
                                 ==========   ========    ============     =============     ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 2002

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

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million ("LLC Contribution"). In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners, an affiliate of the Company's largest stockholder ("Gascon"), contributed its sole membership interest in Shana National LLC, an oil and natural gas producing company, and cash, including a $10.9 million Revolving Note issued to Arnos Corp., an affiliate of the Company's largest stockholder ("Arnos"), evidencing the borrowings under the Company's revolving credit facility. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, but effective as of May 1, 2001. Therefore, the Company is effectively a holding company owning a 50% membership interest in NEG Holding LLC and whose employees undertake the management and operation of the oil and natural gas activities contributed by NEG Holding LLC to NEG Operating LLC.

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

     The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.

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

     The Company capitalized internal general and administrative costs that could be directly identified with acquisition, exploration and development activities. Such capitalized costs included salary and related benefits of individuals directly involved in the Company's acquisition, exploration and development activities based on the percentage of their time devoted to such activities. These costs totaled approximately $165,000 and $330,000 for the three and six months ended June 30, 2001. Effective with the transfer of the Company's oil and gas assets to Holding LLC, the Company no longer capitalizes general and administrative costs.

     Overhead reimbursements received from joint interest partners which were included as a reduction of general and administrative expense totaled approximately $106,000 and $217,000, for the three and six months

                          NATIONAL ENERGY GROUP, INC.

ended June 30, 2001. Effective with the transfer of the Company's oil and gas assets to Holding LLC, the Company no longer receives overhead reimbursements from joint interest partners.

3. MANAGEMENT AGREEMENT

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $2.0 million and $4.0 million as a management fee for the three and six month period ended June 30, 2002.

4. COVENANT VIOLATION

     On December 15, 2001, the maturity date of the credit facility with Arnos was extended to December 31, 2003, and the Company was given a waiver of compliance with any and all covenant violations through December 31, 2003. The Company was not in compliance with the minimum interest coverage ratio at June 30, 2002, however, there is no covenant violation due to the covenant waiver received by the Company through December 31, 2003. Arnos continues to be the holder of the credit facility, however, the $10.9 million note currently outstanding under the credit facility was contributed to Holding LLC as part of Gascon's contribution on September 12, 2001. The Company anticipates repayment of this amount through a priority distribution from Holding LLC.

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

     The following is a summary balance sheet of NEG Holding LLC as of June 30, 2002.

Current assets.........................................  $ 96,406,825
Net oil and natural gas properties.....................   120,153,274
Net other property and equipment.......................       553,830
Other long-term assets.................................        14,353
                                                         ------------
Total assets...........................................  $217,128,282
                                                         ============
Current liabilities....................................  $  6,587,739
Long-term liabilities..................................     2,188,372
Members' equity........................................   208,352,171
                                                         ------------
Total liabilities and members' equity..................  $217,128,282
                                                         ============

     The following is a summary income statement for NEG Holding LLC for the six months ended June 30, 2002.

Total revenues........................................   $ 17,120,022
Total cost and expenses...............................    (14,627,278)
                                                         ------------
Operating income......................................      2,492,744
Interest income and other.............................      9,133,028
                                                         ------------
Net income............................................   $ 11,625,772
                                                         ============

     For the six month period ended June 30, 2002, NEG Holding LLC generated cash flows of $13.9 million from operating activities, used $18.1 million in investing activities and had no cash flows from financing activities.

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

                          NATIONAL ENERGY GROUP, INC.

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

7. INCOME TAXES

     At December 31, 2001, the Company estimates that it had net operating loss carryforwards available for federal income tax purposes of approximately $129.3 million which begin expiring in 2002. Utilization of approximately $27.6 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. The Company recorded a deferred tax asset of $30.6 million and $28.2 million as of December 31, 2001 and June 30, 2002, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision.

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

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $2.0 million and $4.0 million as a management fee for the three and six month period ended June 30, 2002.

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

RESULTS OF OPERATIONS

     On September 12, 2001 the Company contributed all its operating assets and oil and gas properties excluding cash of $4.3 million to Holding LLC in exchange for an initial 50% membership interest ("LLC Contribution"). For tax and valuation purposes the effective date is May 1, 2001, however, for financial reporting purposes the transaction is as of September 1, 2001. Operations from September 1, 2001 to September 12, 2001 were not significant. During 2002, the Company only recognized income from accretion of the preferred investment and management fees compared to oil and natural gas operations recorded in 2001. In the future, the Company will only recognize income from accretion of the preferred investment and management fees.

  Overview of Production, Sales and Unit Economics

     The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   ----------------
                                                    2001        2002     2001      2002
                                                   -------      -----   -------    -----
Net production:
  Oil (Mbbls)....................................      170        --        437       --
  Natural gas (Mmcf).............................    1,654        --      3,711       --
  Natural gas equivalent (Mmcfe).................    2,671        --      6,333       --
Oil and natural gas sales (in thousands):
  Oil............................................  $ 4,579      $ --    $11,931    $  --
  Natural gas....................................    7,498        --     11,117       --
                                                   -------      -----   -------    -----
          Total..................................  $12,077      $       $23,048    $  --
                                                   =======      =====   =======    =====
Average sales price:
  Oil (per Bbl)..................................  $ 26.94        --    $ 27.30    $  --
  Natural gas (per Mcf)..........................     4.53        --       3.00       --
Unit economics (per Mcfe):
  Average sales price............................  $  4.52      $ --    $  3.64    $  --
  Lease operating expenses.......................      .52        --        .44       --
  Oil and natural gas production taxes...........      .24        --        .24       --
  Depletion rate.................................      .85        --        .86       --
  General and administrative.....................      .58        --        .35       --

  Three Months Ended June 30, 2001, Compared with Three Months Ended June 30,
  2002

     Revenues. Total revenues decreased $2.0 million (16.5%) from $12.1 million for the second quarter of 2001 to $10.1 million for the second quarter of 2002. Total revenues declined due to the LLC Contribution.

     The Company produced 170 Mbbls of oil and 1,654 Mmcf of natural gas during the second quarter of 2001. The Company had no oil and natural gas production during the second quarter of 2002 due to the LLC Contribution.

     Costs and Expenses. Due to the LLC Contribution, the Company did not record any lease operating expenses during the three months ended June 30, 2002 compared to $1.4 million for the same period in 2001.

     Due to the LLC Contribution, the Company did not record any oil and natural gas production taxes during the three months ended June 30, 2002 compared to $.6 million for the same period in 2001.

     Due to the LLC Contribution, the Company did not record any depreciation, depletion and amortization during the three months ended June 30, 2002 compared to $2.4 million for the same period in 2001.

     General and administrative costs increased $.4 million (26.7%) from $1.5 million for the three months ended June 30, 2001 to $1.9 million for the same period in 2002. The increase is the result of the LLC Contribution and the resulting change in the Company's recording of general and administrative costs. Effective September 1, 2001 the Company no longer offsets general and administrative costs by field employee costs or lease management income, but is reimbursed a management fee for these and other costs at 115% of general and administrative costs as defined in the Management Agreement. As discussed in
Note 2 to the Consolidated Financial Statements, the Company capitalized internal general and administrative costs prior to September 1, 2001 that were directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.2 million for the three months ended June 30, 2001.

     Other Income and Expenses. The $1.0 million decrease in interest expense from $5.7 million for the three months ended June 30, 2001 to $4.7 million for the same period in 2002 was due primarily to the senior note redemption discussed below. In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of long-term interest payable on senior notes for $10.5 million. This redemption reduced interest expense approximately $.6 million for the three months ended June 30, 2002. (See Note 1 to the Consolidated Financial Statements). The weighted average interest rate for the three months ended June 30, 2001 was 10.75% compared to 9.44% for the same period in 2002.

     Reorganization Items. The Company incurred $.6 million for professional fees and other expenses associated with the Bankruptcy Proceeding for the three months ended June 30, 2001.

     Income Taxes. At December 31, 2001, the Company estimates that it had net operating loss carryforwards available for federal income tax purposes of approximately $129.3 million which begin expiring in 2002. Utilization of approximately $27.6 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. The Company recorded a deferred tax asset of $30.6 million and $28.2 million as of December 31, 2001 and June 30, 2002, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision. The Company recorded deferred income tax expense of $1.2 million for the three months ended June 30, 2002.

     Net Income. Net income of $.7 million was recognized for the three months ended June 30, 2001, compared with net income of $2.2 million for the comparable 2002 period.

  Six Months Ended June 30, 2001, Compared with Six Months Ended June 30, 2002

     Revenues. Total revenues decreased $6.8 million (25.5%) from $26.7 million for the six months ended June 30, 2001 to $19.9 million for the same period in 2002. Total revenues declined due to the LLC Contribution.

     The Company produced 437 Mbbls of oil and 3,711 Mmcf of natural gas during the six months ended June 30, 2001. The Company had no oil and natural gas production during the same period in 2002 due to the LLC Contribution.

     Costs and Expenses. Due to the LLC Contribution, the Company did not record any lease operating expenses during the six months ended June 30, 2002 compared to $2.8 million for the same period in 2001.

     Due to the LLC Contribution, the Company did not record any oil and natural gas production taxes during the six months ended June 30, 2002 compared to $1.3 million for the same period in 2001.

     Due to the LLC Contribution, the Company did not record any depreciation, depletion and amortization during the six months ended June 30, 2002 compared to $4.6 million for the same period in 2001.

     General and administrative costs increased $1.0 million (37.0%) from $2.7 million for the six months ended June 30, 2001 to $3.7 million for the same period in 2002. The increase is the result of the LLC Contribution and the resulting change in the Company's recording of general and administrative costs. Effective September 1, 2001 the Company no longer offsets general and administrative costs by field employee costs or lease management income, but is reimbursed a management fee for these and other costs at 115% of general and administrative costs as defined in the Management Agreement. As discussed in
Note 2 to the Consolidated Financial Statements, the Company capitalized internal general and administrative costs prior to September 1, 2001 that were directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.3 million for the six months ended June 30, 2001.

     Other Income and Expenses. The $1.9 million decrease in interest expense from $11.4 million for the six months ended June 30, 2001 to $9.5 million for the same period in 2002 was due primarily to the senior note redemption discussed below. In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of long-term interest payable on senior notes for $10.5 million. This redemption reduced interest expense approximately $1.1 million for the six months ended June 30, 2002. (See Note 1 to the Consolidated Financial Statements). The weighted average interest rate for the six months ended June 30, 2001 was 10.75% compared to 9.45% for the same period in 2002.

     Reorganization Items. The Company incurred $.5 million for professional fees and other expenses associated with the Bankruptcy Proceeding for the six months ended June 30, 2001.

     Income Taxes. At December 31, 2001, the Company estimates that it had net operating loss carryforwards available for federal income tax purposes of approximately $129.3 million which begin expiring in 2002. Utilization of approximately $27.6 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. The Company recorded a deferred tax asset of $30.6 million and $28.2 million as of December 31, 2001 and June 30, 2002, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision. The Company recorded deferred income tax expense of $2.4 million for the six months ended June 30, 2002.

     Net Income. Net income of $4.3 million was recognized for the six months ended June 30, 2001, compared with net income of $4.4 million for the comparable 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

  Six Months Ended June 30, 2001, Compared with Six Months Ended June 30, 2002

     Net cash provided by operating activities was $11.4 million for 2001, compared to net cash used in operating activities of $10.5 million for 2002. The decrease in cash flows from operating activities is primarily due to the LLC Contribution.

     Net cash used in investing activities was $21.8 million for 2001 compared to net cash provided by investing activities of $10.8 million for 2002. The cash used in investing activities for 2001 included $22.5 million of expenditures related to drilling, workovers, recompletions and other production enhancement activities. The cash provided by investing activities for 2002 consisted of the $10.8 guaranteed payment from NEG Holding LLC.

     Net cash used in financing activities in 2001 consisted of repayment of the outstanding borrowings of $25 million under the credit facility. There was no cash used in financing activities in 2002.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

     The Company currently has $10.9 million outstanding under its existing $25 million credit facility with Arnos. Arnos continues to be the holder of the credit facility; however, the $10.9 million note currently outstanding under the credit facility was contributed to Holding LLC as part of Gascon's contribution to Holding LLC on September 12, 2001. The Company anticipates repayment of this amount through the priority distribution from Holding LLC. In December 2001, the maturity date of the credit facility was extended to December 31, 2003 and the Company was given a waiver of compliance with respect to any and all covenant violations. The Company was not in compliance with the minimum interest coverage ratio at June 30, 2002, however, there was no covenant violation due to the covenant waiver received by the Company through December 31, 2003.

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

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during the three months ended June 30, 2001 and 2002.

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

ITEM 2-3. NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 6, 2002, an annual meeting of the shareholders of the Company was held.

     At the meeting three proposals were voted upon and the following sets forth the number of votes that were cast for and against the proposals and the number of abstentions and broker no votes on the proposals:

          (i) Proposal to elect five nominees as directors of the Company to serve until the next annual meeting of shareholders:

                                NAME OF DIRECTOR

                             BOB G.     ROBERT H.    MARTIN L.    ROBERT J.     JACK G.
                           ALEXANDER       KITE        HIRSCH      MITCHELL    WASSERMAN
                           ----------   ----------   ----------   ----------   ----------
For......................  10,390,817   10,389,481   10,382,936   10,382,951   10,381,391
Against..................     256,845      258,181      264,726      264,711      266,271
Abstain..................          --           --           --           --           --
                           ----------   ----------   ----------   ----------   ----------
                           10,647,662   10,647,662   10,647,662   10,647,662   10,647,662
                           ==========   ==========   ==========   ==========   ==========

          (ii) Proposal to amend the Company's Certificate of Incorporation to effect a reduction in the aggregate number of shares of common stock the Company is authorized to issue from 100,000,000 shares to 15,000,000.

For.....................................................   10,565,777
Against.................................................       67,658
Abstain.................................................       14,227
Broker no Votes.........................................           --
                                                           ----------
                                                           10,647,662
                                                           ==========

          (iii) Proposal to ratify the selection of KPMG LLP as the Company's independent auditors for the current fiscal year ended December 31, 2002.

For.....................................................   10,610,575
Against.................................................       24,166
Abstain.................................................       12,921
Broker no Votes.........................................           --
                                                           ----------
                                                           10,647,662
                                                           ==========

ITEM 5. NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

     (b) Reports on Form 8-K

     The Company filed an 8-K on June 14, 2002 to disclose an amendment to the Company's Certificate of Incorporation to effect a reduction in the aggregate number of shares of common stock the Company is authorized to issue from 100,000,000 shares to 15,000,000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL ENERGY GROUP, INC


              By: /s/ BOB G. ALEXANDER                 President and Chief Executive    August 14, 2002
  -------------------------------------------------      Officer
                  Bob G. Alexander

              By: /s/ RANDALL D. COOLEY                Vice President and Chief         August 14, 2002
  -------------------------------------------------      Accounting Officer
                  Randall D. Cooley

                      CERTIFICATION PURSUANT TO 18 U.S.C.
                      SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of National Energy Group, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bob G. Alexander, Chief Executive Officer of the Company, and I, Randall D. Cooley, Chief Accounting Officer, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002, that:

          1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                  /s/ BOB G. ALEXANDER
                                            ------------------------------------
                                                      Bob G. Alexander
                                                  Chief Executive Officer

                                                  /s/ RANDALL D. COOLEY
                                            ------------------------------------
                                                     Randall D. Cooley
                                                  Chief Accounting Officer

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