Form 10-Q
period 2002-09-30
NATIONAL ENERGY GROUP INC
filed 2002-11-14
CIK 870756

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



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002



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

     11,190,650 shares of the registrant's Common Stock, $0.01 par value, were outstanding on November 12, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
                          PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
           Balance Sheets at December 31, 2001 and September 30, 2002
           (Unaudited).................................................      2
           Statements of Operations for the three and nine months ended
           September 30, 2001 and 2002 (Unaudited).....................      3
           Statements of Cash Flows for the nine months ended September
           30, 2001 and 2002 (Unaudited)...............................      4
           Statement of Stockholders' Equity (Deficit) for the nine
           months ended September 30, 2002 (Unaudited).................      5
           Notes to Financial Statements (Unaudited)...................      6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     12
Item 3.    Quantitative and Qualitative Disclosure about Market Risk...     18
Item 4.    Internal Controls...........................................     18

                           PART II. OTHER INFORMATION
Item 1.    Legal Proceedings...........................................     19
Item 2-5.  None........................................................     19
Item 6.    Exhibits and Reports on Form 8-K............................     19

                          NATIONAL ENERGY GROUP, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  2001            2002
                                                              -------------   -------------
                                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   3,090,361   $   3,739,533
  Accounts receivable -- affiliates.........................      1,187,458         582,064
  Other.....................................................        187,202         148,816
                                                              -------------   -------------
          Total current assets..............................      4,465,021       4,470,413
Investment in NEG Holding LLC...............................     97,654,106     111,123,076
Deferred tax asset..........................................     30,589,443      26,884,926
                                                              -------------   -------------
          Total assets......................................  $ 132,708,570   $ 142,478,415
                                                              =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $      80,767   $      30,609
  Accrued interest on senior notes -- affiliates............      2,711,023       6,657,705
                                                              -------------   -------------
          Total current liabilities.........................      2,791,790       6,688,314
Long term liabilities:
  Credit facility -- affiliates.............................     10,939,750      10,939,750
  Senior notes -- affiliates................................    148,637,000     148,637,000
  Long-term interest payable on senior
     notes -- affiliates....................................     42,893,815      43,411,946
  Deferred gain on senior note redemption...................      9,850,794       8,322,223
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.01 par value:
     Authorized shares -- 100,000,000 at December 31, 2001
       and 15,000,000 at September 30, 2002; Issued and
       outstanding shares -- 11,190,650 at December 31, 2001
       and September 30, 2002...............................        111,907         111,907
Additional paid-in capital..................................    123,020,121     123,020,121
Accumulated deficit.........................................   (205,536,607)   (198,652,846)
                                                              -------------   -------------
          Total stockholders' equity (deficit)..............    (82,404,579)    (75,520,818)
                                                              -------------   -------------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 132,708,570   $ 142,478,415
                                                              =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                           -------------------------   ---------------------------
                                              2001          2002           2001           2002
                                           -----------   -----------   ------------   ------------
Revenues:
  Oil and natural gas sales..............  $ 6,449,360   $        --   $ 33,175,563   $         --
  Accretion of Investment in NEG Holding
     LLC.................................    2,309,542     8,445,128      2,309,542     24,311,182
  Management fee.........................      651,912     1,782,564        651,912      5,817,116
                                           -----------   -----------   ------------   ------------
       Total revenue.....................    9,410,814    10,227,692     36,137,017     30,128,298
Cost and expenses:
  Lease operating........................    1,056,660            --      3,873,672             --
  Oil and natural gas production taxes...      367,989            --      1,694,860             --
  Depreciation, depletion, and
     amortization........................    1,609,080            --      6,162,698             --
  General and administrative.............    1,410,725     1,631,417      4,066,394      5,315,447
                                           -----------   -----------   ------------   ------------
       Total costs and expenses..........    4,444,454     1,631,417     15,797,624      5,315,447
                                           -----------   -----------   ------------   ------------
Operating income.........................    4,966,360     8,596,275     20,339,393     24,812,851
Other income (expense):
  Interest expense.......................   (5,136,129)   (4,741,559)   (16,539,794)   (14,241,385)
  Interest income and other, net.........     (197,944)        4,507       (348,033)        16,812
                                           -----------   -----------   ------------   ------------
Income (loss) before reorganization items
  and income taxes.......................     (367,713)    3,859,223      3,451,566     10,588,278
Reorganization items:
  Professional fees and other............      (26,666)           --        433,647             --
                                           -----------   -----------   ------------   ------------
Income (loss) before income taxes........     (394,379)    3,859,223      3,885,213     10,588,278
Income tax benefit (expense).............   31,582,513    (1,350,729)    31,582,513     (3,704,517)
                                           -----------   -----------   ------------   ------------
Income before extraordinary item.........   31,188,134     2,508,494     35,467,726      6,883,761
Extraordinary loss on discharge of
  indebtedness...........................           --            --        (11,457)            --
                                           -----------   -----------   ------------   ------------
Net income...............................  $31,188,134   $ 2,508,494   $ 35,456,269   $  6,883,761
                                           ===========   ===========   ============   ============
Earnings per common share:
  Income before extraordinary item.......  $      2.79   $       .22   $       3.17   $        .62
  Loss on discharge of indebtedness......           --            --           (.00)            --
                                           -----------   -----------   ------------   ------------
  Net income per common share............  $      2.79   $       .22   $       3.17   $        .62
                                           ===========   ===========   ============   ============
Weighted average number of common shares
  outstanding............................   11,190,650    11,190,650     11,190,650     11,190,650
                                           ===========   ===========   ============   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2001           2002
                                                              ------------   ------------
Operating Activities:
  Net income................................................  $ 35,456,269   $  6,883,761
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Accretion of Investment in NEG Holding LLC.............    (2,309,542)   (24,311,182)
     Deferred gain amortization.............................      (339,682)    (1,528,569)
     Deferred income tax (benefit) expense..................   (31,582,513)     3,704,517
     Depreciation, depletion, and amortization..............     6,162,698             --
     Change in fair value of derivative contract............       716,454             --
     Changes in operating assets and liabilities:
       Accounts receivable..................................     3,254,478        605,394
       Drilling prepayments.................................      (406,322)            --
       Oil and natural gas derivative deposit...............      (500,000)            --
       Other current assets.................................       326,921         38,383
       Accounts payable and accrued liabilities.............     5,554,490      4,414,656
                                                              ------------   ------------
          Net cash provided by (used in) operating
            activities......................................    16,333,251    (10,193,040)
                                                              ------------   ------------
Investing Activities:
  Oil and natural gas acquisition, exploration, and
     development expenditures...............................   (27,363,808)            --
  Proceeds from sales of oil and natural gas properties.....       931,744             --
  Purchases of other long-term assets.......................       (29,056)            --
  Investment in NEG Holding LLC.............................    (4,378,983)            --
  Guaranteed payment from NEG Holding LLC...................            --     10,842,212
                                                              ------------   ------------
          Net cash provided by (used in) investing
            activities......................................   (30,840,103)    10,842,212
                                                              ------------   ------------
Financing Activities:
Repayment of credit facility................................   (25,000,000)            --
Proceeds from credit facility...............................    10,939,750             --
Repayment of senior notes...................................   (10,500,000)            --
                                                              ------------   ------------
  Net cash used in financing activities.....................   (24,560,250)            --
                                                              ------------   ------------
Increase (decrease) in cash and cash equivalents............   (39,067,102)       649,172
Cash and cash equivalents and beginning of period...........    43,327,755      3,090,361
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $  4,260,653   $  3,739,533
                                                              ============   ============
Supplemental cash flow information
  Interest paid in cash.....................................  $  9,590,350   $ 11,304,948
                                                              ============   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                   COMMON STOCK                                               TOTAL
                               ---------------------     ADDITIONAL       ACCUMULATED     STOCKHOLDERS'
                                 SHARES      AMOUNT    PAID-IN CAPITAL      DEFICIT      EQUITY (DEFICIT)
                               ----------   --------   ---------------   -------------   ----------------
Balance at December 31,
  2001.......................  11,190,650   $111,907    $123,020,121     $(205,536,607)    $(82,404,579)
  Net income (including other
     comprehensive income)...          --         --              --         6,883,761        6,883,761
                               ----------   --------    ------------     -------------     ------------
Balance at September 30,
  2002.......................  11,190,650   $111,907    $123,020,121     $(198,652,846)    $(75,520,818)
                               ==========   ========    ============     =============     ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2002

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

     The Holding LLC Operating Agreement entered into on September 12, 2001, contains a provision that allows Gascon at any time, in its sole discretion, to redeem the Company's membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of the Company's operating assets and oil and natural gas properties have been contributed to Holding LLC, as noted above, following such a redemption, the Company's principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to the Company's stockholders. Following the payment of the Company's indebtedness (currently held by entities owned or controlled by Carl C. Icahn) and its operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to the Company's stockholders.

                          NATIONAL ENERGY GROUP, INC.

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization, the Company's principal assets are its remaining cash balances, accounts receivable from affiliates, deferred tax asset, and its initial 50% membership interest in Holding LLC, and the principal liabilities are the $10.9 million outstanding under its existing $25 million revolving credit facility with Arnos and its 10 3/4% senior notes and long-term interest payable on senior notes. None of the Company's employees have been transferred to Holding LLC or Operating LLC.

     As a result of the terms and conditions of the various agreements related to the repayment of the Company's indebtedness to Arnos and repayment of the priority distribution amounts and the guaranteed payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no amounts remaining for distribution to the Company's stockholders.

     The Company remains highly leveraged after confirmation of the Plan of Reorganization.

2.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are fairly presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 (including the notes thereto), set forth in the Company's Annual Report on Form 10-K.

     The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.

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

     The Company capitalized internal general and administrative costs that could be directly identified with acquisition, exploration and development activities. Such capitalized costs included salary and related benefits of individuals directly involved in the Company's acquisition, exploration and development activities based on the percentage of their time devoted to such activities. These costs totaled approximately $128,000 and $454,000 for the three and nine months ended September 30, 2001. Effective with the transfer of the Company's oil and gas assets to Holding LLC, the Company no longer capitalizes general and administrative costs.

     Overhead reimbursements received from joint interest partners which were included as a reduction of general and administrative expense totaled approximately $96,000 and $308,000, for the three and nine months ended September 30, 2001. Effective with the transfer of the Company's oil and gas assets to Holding LLC, the Company no longer receives overhead reimbursements from joint interest partners.

                          NATIONAL ENERGY GROUP, INC.

3.  MANAGEMENT AGREEMENT

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $1.8 million and $5.8 million as a management fee for the three and nine month period ended September 30, 2002.

4.  COVENANT VIOLATION

     On December 15, 2001, the maturity date of the credit facility with Arnos was extended to December 31, 2003, and the Company was given a waiver of compliance with any and all covenant violations through December 31, 2003. The Company was not in compliance with the minimum interest coverage ratio at September 30, 2002, however, in December 2001 the Company was given a waiver of compliance with respect to any and all covenant violations through December 31, 2003. Arnos continues to be the holder of the credit facility, however, the $10.9 million note currently outstanding under the credit facility was contributed to Holding LLC as part of Gascon's contribution on September 12, 2001. The Company anticipates repayment of this amount through a priority distribution from Holding LLC. If no priority distribution is made by December 31, 2003, the credit facility must be extended.

5.  SENIOR NOTES DUE 2006

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

                          NATIONAL ENERGY GROUP, INC.

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

     The following is a summary balance sheet of NEG Holding LLC as of September 30, 2002.

Current assets..............................................  $ 97,324,800
Net oil and natural gas properties..........................   119,139,604
Net other property and equipment............................     1,462,417
Other long-term assets......................................        14,353
                                                              ------------
Total assets................................................  $217,941,174
                                                              ============
Current liabilities.........................................  $  6,227,690
Long-term liabilities.......................................     2,087,313
Members' equity.............................................   209,626,171
                                                              ------------
Total liabilities and members' equity.......................  $217,941,174
                                                              ============

     The following is a summary income statement for NEG Holding LLC for the nine months ended September 30, 2002.

Total revenues..............................................  $ 26,507,103
Total cost and expenses.....................................   (22,824,976)
                                                              ------------
Operating income............................................     3,682,127
Interest income and other...................................     9,217,636
                                                              ------------
Net income..................................................  $ 12,899,763
                                                              ============

     For the nine month period ended September 30, 2002, NEG Holding LLC generated cash flows of $20.9 million from operating activities, used $22.5 million in investing activities and had no cash flows from

                          NATIONAL ENERGY GROUP, INC.

financing activities. Audited financials will be prepared and included in the Company's Form 10-K at December 31, 2002.

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

     Holding LLC, the sole member of Operating LLC, has informed the Company that it has executed a Purchase and Sale Agreement (PSA) on behalf of Operating LLC to purchase certain oil and gas assets located in Texas. The transaction was recommended by the Company, following its due diligence review of the assets to be acquired, in its role as manager of Operating LLC's oil and gas assets pursuant to the Management Agreement. The PSA provides that a closing shall occur on or before November 22, 2002 or as otherwise mutually agreed. If consummated, the transaction is expected to materially increase the oil and gas assets of Operating LLC while reducing Operating LLC's cash balances by approximately $45 million.

                          NATIONAL ENERGY GROUP, INC.

7.  INCOME TAXES

     Upon completion of the federal income tax return for the year 2001, the Company estimates it has net operating loss carryforwards available for federal income tax purposes of approximately $114.9 million which begin expiring in 2002. Utilization of approximately $27.6 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. The Company recorded a deferred tax asset of $31.6 million as of September 30, 2001, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision.

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

     The Holding LLC Operating Agreement entered into on September 12, 2001, contains a provision that allows Gascon at any time, in its sole discretion, to redeem the Company's membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of the Company's operating assets and oil and natural gas properties have been contributed to Holding LLC, as noted above, following such a redemption, the Company's principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to the Company's stockholders. Following the payment of the Company's indebtedness (currently held by entities owned or controlled by Carl
C. Icahn) and its operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to the Company's stockholders. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $1.8 million and $5.8 million as a management fee for the three and nine month period ended September 30, 2002.

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization, the Company's principal assets are its remaining cash balances, accounts receivable from affiliates, deferred tax asset and its initial 50% membership interest in Holding LLC, and the principal liabilities are the $10.9 million outstanding under its existing $25 million revolving credit facility with Arnos and its 10 3/4% senior notes and long-term interest payable on senior notes. None of the Company's employees have been transferred to Holding LLC or Operating LLC.

     As a result of the terms and conditions of the various agreements related to the repayment of the Company's indebtedness to Arnos and repayment of the priority distribution amounts and the guaranteed payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no amounts remaining for distribution to the Company's stockholders.

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

                                                         THREE MONTHS      NINE MONTHS
                                                            ENDED             ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                        --------------   ---------------
                                                         2001    2002     2001     2002
                                                        ------   -----   -------   -----
Net production:
  Oil (Mbbls).........................................     115     --        428      --
  Natural gas (Mmcf)..................................   1,117     --      4,333      --
  Natural gas equivalent (Mmcfe)......................   1,807     --      6,901      --
Oil and natural gas sales (in thousands):
  Oil.................................................  $2,930   $ --    $11,859   $  --
  Natural gas.........................................   3,519     --     21,317      --
                                                        ------   -----   -------   -----
          Total.......................................  $6,449   $ --    $33,176   $  --
                                                        ======   =====   =======   =====
Average sales price:
  Oil (per Bbl).......................................  $25.47   $ --    $ 27.70   $  --
  Natural gas (per Mcf)...............................    3.15     --       4.92      --
Unit economics (per Mcfe):
  Average sales price.................................  $ 3.57   $ --    $  4.81   $  --
  Lease operating expenses............................     .55     --        .52      --
  Oil and natural gas production taxes................     .20     --        .25      --
  Depletion rate......................................     .86     --        .85      --
  General and administrative..........................     .45     --        .50      --

  THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues. Total revenues increased $.8 million (8.5%) from $9.4 million for the third quarter of 2001 to $10.2 million for the third quarter of 2002. Total revenues increased due to the LLC Contribution.

     The Company produced 115 Mbbls of oil and 1,117 Mmcf of natural gas during the third quarter of 2001. The Company had no oil and natural gas production during the third quarter of 2002 due to the LLC Contribution.

     Costs and Expenses. Due to the LLC Contribution, the Company did not record any lease operating expenses during the three months ended September 30, 2002 compared to $1.1 million for the same period in 2001.

     Due to the LLC Contribution, the Company did not record any oil and natural gas production taxes during the three months ended September 30, 2002 compared to $.4 million for the same period in 2001.

     Due to the LLC Contribution, the Company did not record any depreciation, depletion and amortization during the three months ended September 30, 2002 compared to $1.6 million for the same period in 2001.

     General and administrative costs increased $.2 million (14.3%) from $1.4 million for the three months ended September 30, 2001 to $1.6 million for the same period in 2002. The increase is the result of the LLC Contribution and the resulting change in the Company's recording of general and administrative costs. Effective September 1, 2001 the Company no longer offsets general and administrative costs by field employee costs or lease management income, but is reimbursed a management fee for these and other costs at 115% of general and administrative costs as defined in the Management Agreement. As discussed in
Note 2 to the Financial Statements, the Company capitalized internal general and administrative costs prior to September 1, 2001 that were directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.1 million for the three months ended September 30, 2001.

     Other Income and Expenses. The $.4 million decrease in interest expense from $5.1 million for the three months ended September 30, 2001 to $4.7 million for the same period in 2002 was due primarily to the senior note redemption discussed below. In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of long-term interest payable on senior notes for $10.5 million. This redemption reduced interest expense approximately $.6 million for the three months ended September 30, 2002. (See Note 1 to the Financial Statements). The weighted average interest rate for the three months ended September 30, 2001 was 10.75% compared to 9.43% for the same period in 2002.

     Income Taxes. Upon completion of the federal income tax return for the year 2001, the Company estimates it has net operating loss carryforwards available for federal income tax purposes of approximately $114.9 million which begin expiring in 2002. Utilization of approximately $27.6 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue
Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. The Company recorded a deferred tax asset of $30.6 million and $26.9 million as of December 31, 2001 and September 30, 2002, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision. The Company recorded deferred income tax expense of $1.4 million for the three months ended September 30, 2002.

  NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues. Total revenues decreased $5.0 million (13.9%) from $36.1 million for the nine months ended September 30, 2001 to $30.1 million for the same period in 2002. Total revenues declined due to the LLC Contribution.

     The Company produced 428 Mbbls of oil and 4,333 Mmcf of natural gas during the nine months ended September 30, 2001. The Company had no oil and natural gas production during the same period in 2002 due to the LLC Contribution.

     Costs and Expenses. Due to the LLC Contribution, the Company did not record any lease operating expenses during the nine months ended September 30, 2002 compared to $3.9 million for the same period in 2001.

     Due to the LLC Contribution, the Company did not record any oil and natural gas production taxes during the nine months ended September 30, 2002 compared to $1.7 million for the same period in 2001.

     Due to the LLC Contribution, the Company did not record any depreciation, depletion and amortization during the nine months ended September 30, 2002 compared to $6.2 million for the same period in 2001.

     General and administrative costs increased $1.2 million (27.9%) from $4.1 million for the nine months ended September 30, 2001 to $5.3 million for the same period in 2002. The increase is the result of the LLC Contribution and the resulting change in the Company's recording of general and administrative costs. Effective September 1, 2001 the Company no longer offsets general and administrative costs by field employee costs or lease management income, but is reimbursed a management fee for these and other costs at 115% of general and administrative costs as defined in the Management Agreement. As discussed in
Note 2 to the Financial Statements, the Company capitalized internal general and administrative costs prior to September 1, 2001 that were directly identified with acquisition, exploration and development activities. These capitalized general and administrative costs totaled $.5 million for the nine months ended September 30, 2001.

     Other Income and Expenses. The $2.3 million decrease in interest expense from $16.5 million for the nine months ended September 30, 2001 to $14.2 million for the same period in 2002 was due primarily to the senior note redemption discussed below. In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of long-term interest payable on senior notes for $10.5 million. This redemption reduced interest expense approximately $1.7 million for the nine months ended September 30, 2002. (See Note 1 to the Financial Statements). The weighted average interest rate for the nine months ended September 30, 2001 was 10.75% compared to 9.44% for the same period in 2002.

     Income Taxes. Upon completion of the federal income tax return for the year 2001, the Company estimates it has net operating loss carryforwards available for federal income tax purposes of approximately $114.9 million which begin expiring in 2002. Utilization of approximately $27.6 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue
Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. The Company recorded a deferred tax asset of $30.6 million and $26.9 million as of December 31, 2001 and September 30, 2002, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision. The Company recorded deferred income tax expense of $3.7 million for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

  NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

     Net cash provided by operating activities was $16.3 million for 2001, compared to net cash used in operating activities of $10.2 million for 2002. The decrease in cash flows from operating activities is primarily due to the LLC Contribution. The cash received from the guaranteed payments is on a semi-annual basis computed at 10.75% of the outstanding priority distribution amount. The guaranteed payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006.

     Net cash used in investing activities was $30.8 million for 2001 compared to net cash provided by investing activities of $10.8 million for 2002. The cash used in investing activities for 2001 included $27.3 million of expenditures related to drilling, workovers, recompletions and other production enhancement activities. The cash provided by investing activities for 2002 consisted of the $10.8 guaranteed payment from NEG Holding LLC.

     Net cash used in financing activities in 2001 consisted of repayment of the outstanding borrowings of $25 million under the credit facility, $10.9 million borrowed under the credit facility and $10.5 million repayment of senior notes. There was no cash used in financing activities in 2002.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

     The Company currently has $10.9 million outstanding under its existing $25 million credit facility with Arnos. Arnos continues to be the holder of the credit facility; however, the $10.9 million note currently outstanding under the credit facility was contributed to Holding LLC as part of Gascon's contribution to Holding LLC on September 12, 2001. In December 2001, the maturity date of the credit facility was extended to December 31, 2003 and the Company was given a waiver of compliance with respect to any and all covenant violations. The Company anticipates repayment of this amount through the priority distribution from Holding LLC. If no priority distribution is made by December 31, 2003, the credit facility must be extended. The Company was not in compliance with the minimum interest coverage ratio at September 30, 2002, however, in December 2001 the Company was given a waiver of compliance with respect to any and all covenant violations through December 31, 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which establishes requirements for the accounting of removal-type costs associated with asset retirements. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not believe there will be a material impact upon adoption.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"). SFAS 144 retains the fundamental provisions of SFAS 121 and the basic requirements of APB 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS 144 became effective January 1, 2002. The Company's adoption of SFAS 144 did not have a material impact on its financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 145 and does not expect adoption to materially affect the financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 will be effective for the Company in January 2003. The Company is evaluating the impact of SFAS NO. 146.

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during the three months ended September 30, 2001 and 2002.

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

     No derivative assets, or liabilities have been recorded by the Company as all of the derivatives entered into by the Company were contributed to Holding LLC in September 2001. (Note 1)

ITEM 4.  INTERNAL CONTROLS

     Our Board of Directors adopted a policy designed to establish disclosure controls and procedures that are adequate to provide reasonable assurance that we will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in our reports to the Securities and Exchange Commission ("SEC") and other communications with our stockholders. Disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our chief executive and chief accounting officer, to allow timely decisions regarding required disclosures.

     With respect to our disclosure controls and procedures:

     - We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing of this report;

     - This evaluation was conducted under the supervision and with the participation of our management, including our chief executive and chief accounting officer; and

     - It is the conclusion of our chief executive and chief accounting officer that these disclosure controls and procedures operate such that material information flows to the appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to our management and is made known to the chief executive and chief accounting officer, particularly during the period in which this report was prepared, as appropriate to allow timely decisions regarding required disclosures.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Currently, the Company is not a party to any material pending legal proceedings, nor is NEG Operating LLC. With respect to certain claims of the Company against Enron North America Corp. relating to the oil and natural gas properties contributed to Holding LLC, a representative of the Company has been appointed to the official committee of unsecured creditors in the Enron bankruptcy proceeding, and the Company has filed a claim for damages in that bankruptcy proceeding. This claim represents a hedge against future oil and natural gas prices and does not reflect a cash gain or loss. Any recoveries from Enron North America Corp. will become the property of Operating LLC as a result of the LLC Contribution.

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

                                          NATIONAL ENERGY GROUP, INC

                                          By:     /s/ BOB G. ALEXANDER
                                            ------------------------------------
                                                      Bob G. Alexander
                                               President and Chief Executive
                                                           Officer

November 14, 2002

                                          By:     /s/ RANDALL D. COOLEY
                                            ------------------------------------
                                                     Randall D. Cooley
                                            Vice President and Chief Accounting
                                                           Officer

November 14, 2002

                                 CERTIFICATIONS

I Bob G. Alexander, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of National Energy Group, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluating the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ BOB G. ALEXANDER
                                            ------------------------------------
                                                      Bob G. Alexander
                                                  Chief Executive Officer

November 14, 2002

                                 CERTIFICATIONS

I Randall D. Cooley, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of National Energy Group, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluating the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ RANDALL D. COOLEY
                                            ------------------------------------
                                                     Randall D. Cooley
                                                  Chief Accounting Officer

November 14, 2002

                      CERTIFICATION PURSUANT TO 18 U.S.C.
                      SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of National Energy Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bob
G. Alexander, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                  /s/ BOB G. ALEXANDER
                                            ------------------------------------
                                                      Bob G. Alexander
                                                  Chief Executive Officer

                      CERTIFICATION PURSUANT TO 18 U.S.C.
                      SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of National Energy Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall D. Cooley, Chief Accounting Officer, certify, pursuant to 18 U.S.C.
sec. 1350, as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                  /s/ RANDALL D. COOLEY
                                            ------------------------------------
                                                     Randall D. Cooley
                                                  Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  2.1     --    Joint Plan of Reorganization Under Chapter 11 of the
                Bankruptcy Code for National Energy Group, Inc. and Boomer
                Marketing Corporation dated May 12, 2000(1)
  2.3     --    Order of Bankruptcy Court Confirming Joint Plan of
                Reorganization and Fixing Deadlines for Filing
                Administrative Claims, Fee Claims and Rejections Claims(2)
  3.1     --    Restated Certificate of Incorporation filed with the
                Secretary of the State of Delaware on October 16, 2000(3)
  3.2     --    By-laws of the Company(4)
  4.1     --    Indenture dated as of November 1, 1996, among the Company,
                National Energy Group of Oklahoma, Inc., formerly NEG-OK,
                and BankOne, Columbus, N.A.(5)
  4.2     --    Indenture dated August 21, 1997, among the Company and Bank
                One, N.A.(6)
  4.3     --    Instrument of Resignation, Appointment and Acceptance, dated
                October 23, 1998, between the Company, Bank One, Texas, N.A.
                and Norwest Bank Minnesota, N.A.(7)
 10.5     --    Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and
                the Company, NEG-OK and Boomer Marketing Corporation
                ("Boomer")(8)
 10.6     --    $50,000,000 Revolving Note dated August 29, 1996 payable to
                Bank One(8)
 10.7     --    $50,000,000 Revolving Note dated August 29, 1996 payable to
                Credit Lyonnais(8)
 10.8     --    Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                Bank One, Texas, N.A.(9)
 10.9     --    Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                Credit Lyonnais New York Branch(9)
 10.10    --    Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(8)
 10.11    --    Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(8)
 10.12    --    Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(8)
 10.13    --    Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(8)
 10.14    --    First Amendment to Restated Loan Agreement dated October 31,
                1996 among Bank One and Credit Lyonnais and the Company,
                Guarantor and Boomer(10)
 10.15    --    Second Amendment to Restated Loan Agreement dated October
                31, 1996, among Bank One and Credit Lyonnais and the
                Company, Guarantor and Boomer(11)
 10.16    --    Third Amendment to Restated Loan Agreement dated October 31,
                1996, among Bank One and Credit Lyonnais and the Company,
                Guarantor and Boomer(11)
 10.17    --    Fourth Amendment to Restated Loan Agreement dated October
                31, 1996, among Bank One and Credit Lyonnais and the
                Company, Guarantor and Boomer(11)
 10.18    --    Multi-State Assignment Agreement dated December 22, 1998
                between Bank One, Texas, N.A., Credit Lyonnais New York
                Branch and Arnos Corp.(12)
 10.19    --    Multi-State Assignment Agreement, LaFourche Parish,
                Louisiana, dated December 22, 1998, between Bank One, Texas,
                N.A., Credit Lyonnais New York Branch and Arnos Corp.(9)
 10.20    --    Multi-State Assignment Agreement, Iberville Parish,
                Louisiana, dated December 22, 1998, between Bank One, Texas,
                N.A., Credit Lyonnais New York Branch and Arnos Corp.(9)
 10.21    --    Oklahoma Assignment Agreement, dated December 22, 1998,
                between Bank One, Texas, N.A., Credit Lyonnais New York
                Branch and Arnos Corp.(9)
 10.29    --    Fifth Amendment to Restated Loan Agreement dated August 1,
                2001, among the Company and Arnos Corp.(13)
 10.30    --    Debt Purchase Agreement dated August 1, 2001 between the
                Company and High River Limited Partnership.(13)
 10.31    --    Debt Purchase Agreement dated August 1, 2001 between the
                Company and High Coast Limited Partnership.(13)
 10.32    --    NEG Holding LLC Operating Agreement dated May 1, 2001
                between the Company and Gascon Partners.(14)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.33    --    NEG Operating LLC Operating Agreement dated May 1, 2001
                executed by NEG Holding LLC.(14)
 10.34    --    Shana National LLC Amended and Restated Operating Agreement
                dated September 12, 2001 executed by NEG Operating LLC.(14)
 10.35    --    Management Agreement dated September 12, 2001 between the
                Company and NEG Operating LLC.(14)
 10.36    --    Master Conveyance dated September 12, 2001 executed by the
                Company in favor of NEG Holding LLC.(14)
 10.37    --    Master Conveyance dated September 12, 2001 executed by
                Gascon Partners in favor of NEG Holding LLC.(14)
 10.38    --    Master Conveyance dated September 12, 2001 executed by NEG
                Holding LLC in favor of NEG Operating LLC.(14)
 10.39    --    Master Conveyance dated September 12, 2001 executed by Shana
                Petroleum Company in favor of Gascon Partners.(14)
 10.40    --    Master Conveyance dated September 12, 2001 executed by Shana
                Petroleum Company in favor of Shana National LLC.(14)
 10.41    --    Final Decree of Bankruptcy Court(15)

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