Form 10-K
period 2002-12-31
NATIONAL ENERGY GROUP INC
filed 2003-03-31
CIK 870756

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate  by check mark whether the  registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [ ]     No [X]

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of June 30, 2002, (based upon the last sales price of $.26 as reported by the OTC Bulletin Board) was $2,909,569.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [X]     No [ ]

     11,190,650 shares of the Registrant's common stock, $0.01 par value, were outstanding on March 25, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEMS 1. AND 2.  BUSINESS AND PROPERTIES..............................    3
          Forward-Looking Statements..................................    3
          Background and Recent Developments..........................    3
          Principal Areas of Operations...............................    6
          Oil and Natural Gas Reserves................................    6
          Oil and Natural Gas Production and Unit Economics...........    7
          Leasehold Acreage...........................................    7
          Drilling Activity...........................................    8
          Control Over Production Activities..........................    8
          Markets and Customers.......................................    8
          Investment in NEG Holding LLC...............................    9
          Principal Areas of Operation -- NEG Holding LLC.............   10
          Oil and Natural Gas Reserves -- NEG Holding LLC.............   12
          Oil and Natural Gas Production and Unit Economics -- NEG
          Holding LLC.................................................   13
          Productive Well Summary -- NEG Holding LLC..................   14
          Leasehold Acreage -- NEG Holding LLC........................   14
          Drilling Activity -- NEG Holding LLC........................   15
          Title to Oil and Natural Gas Properties -- NEG Holding
          LLC.........................................................   15
          Production and Sales Prices -- NEG Holding LLC..............   15
          Control Over Production Activities -- NEG Holding LLC.......   15
          Markets and Customers -- NEG Holding LLC....................   15
          Regulation -- NEG Holding LLC...............................   16
          Operational Hazards and Insurance -- NEG Holding LLC........   19
          Competition -- NEG Holding LLC..............................   19
          Office Space................................................   19
          Employees...................................................   19
ITEM 3.   LEGAL PROCEEDINGS...........................................   19

                                  PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   20
          Market Information..........................................   20
          Holders.....................................................   20
          Dividends on Common Stock...................................   20
ITEM 6.   SELECTED FINANCIAL DATA.....................................   20
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   23
          Results of Operations.......................................   25
          Liquidity and Capital Resources.............................   29
          Future Capital and Financing Requirements...................   30
          Financial Reporting Impact of Full Cost Method of
          Accounting..................................................   31
          Critical Accounting Policies................................   31

                                                                        PAGE
                                                                        ----
          Recent Accounting Pronouncements............................   32
          Changes in Prices...........................................   33
          Inflation...................................................   33
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   33
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   33
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   33

                                  PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   33
ITEM 11.  EXECUTIVE COMPENSATION......................................   33
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   34
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   34
ITEM 14.  CONTROLS AND PROCEDURES.....................................   34

                                  PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................   34
          Signatures..................................................   40

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

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million. In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners ("Gascon"), an entity owned or controlled by Carl C. Icahn, the Company's largest stockholder, contributed (i) its sole membership interest in Shana National LLC, an oil and natural gas producing company, and

(ii) cash, including a $10.9 million Revolving Note evidencing borrowings under the Company's revolving credit facility issued to Arnos Corp ("Arnos"), also an entity owned or controlled by Carl C. Icahn, the Company's largest shareholder. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. Holding LLC is governed by an operating agreement effective as of May 12, 2001, which provides for management of Holding LLC by Gascon (the "Holding LLC Operating Agreement"). Gascon is currently the managing member of Holding LLC. All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, but effective as of May 1, 2001.

     Pursuant to the Holding LLC Operating Agreement, the Company is to receive guaranteed payments, in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. It is anticipated that the priority distribution amount of $202.2 million will be used by the Company to pay off the Company's indebtedness (currently held by entities owned or controlled by Carl
C. Icahn). The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding priority distribution amount. The guaranteed payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006. After the payments to the Company, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined in the NEG Holding LLC Operating Agreement referred herein. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. Because of the substantial uncertainty that the Company will receive any distributions above the priority and guaranteed payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment and income is recognized from accretion of the investment up to the priority distribution amount, including the guaranteed payments (based on the interest method), and the residual interest attributable to Holding LLC will be valued at zero. Cash receipts, if any, from the residual interest will be reported in income as earned. In March 2003, Holding LLC made a priority distribution of $53.6 million to the Company, consisting of $42.7 million in cash and the $10.9 million note outstanding under the credit facility. The Company utilized the $42.7 million cash to repay the Reinstated Interest.

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

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties which either the Company, or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $7.6 million as a management fee for the year ended December 31, 2002.

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization effective September 12, 2001, the Company's principal assets were its remaining cash balances, accounts receivable from affiliates, deferred tax asset and its initial 50% membership interest in Holding LLC and its principal liabilities were the $10.9 million outstanding under its existing $100 million revolving credit facility with Arnos, the 10 3/4% Senior Notes (the "Senior Notes") and the Reinstated Interest (defined below). None of the Company's employees were transferred to Holding LLC or Operating LLC.

     As a result of the terms and conditions of the various agreements related to the repayment of the Company's indebtedness to Arnos and repayment of the priority distribution amounts and the guaranteed payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no amounts remaining for distribution to the Company's stockholders.

     Pursuant to the Plan of Reorganization, as of December 31, 2000 the Company reinstated $45.8 million of interest expense on the Senior Notes ("Reinstated Interest"). This Reinstated Interest consisted of $10.5 million of prepetition interest and $35.3 million of interest expense that did not accrue during the pendancy of the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. The Reinstated Interest plus interest accrued thereon becomes due in April 2003. The Senior Note balance is $148.6 million as of December 31, 2002. (See Note 6 to the Consolidated Financial Statements).

     On March 26, 2003, NEG Holding LLC distributed the $10.9 million note outstanding under the existing credit facility to the Company as a priority distribution. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.7 million loan to Operating LLC under the amended credit facility; Operating LLC then distributed $42.7 million to Holding LLC who, thereafter, made a $42.7 million priority distribution to the Company. The Company utilized these funds to pay the entire amount of the Reinstated Interest and interest accrued thereon outstanding on March 27, 2003.

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the Senior Note obligations and $4.8 million of the Reinstated Interest for a cash consideration of $10.5 million. The Company paid two Arnos affiliates approximately $.4 million in current interest on the redeemed Senior Note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001 to the date of redemption. As this was a partial redemption of the Senior Notes, it has been accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the Senior Notes. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

     The Company remains highly leveraged following confirmation of the Plan of Reorganization and entry of the Final Decree closing the Bankruptcy Proceeding.

     At December 31, 2002, the Company had no Proved Reserves, due to the contribution of all oil and natural gas assets to Holding LLC in September 2001. After the contribution, the Company owns 50% of Holding LLC.

PRINCIPAL AREAS OF OPERATIONS

     The Company contributed all of its operating assets and oil and natural gas properties, excluding cash of $4.3 million, to Holding LLC in exchange for an initial 50% membership interest ("LLC Contribution"). For financial reporting purposes the transaction is as of September 1, 2001. Due to the LLC Contribution, the Company had no direct ownership of oil and natural gas properties at December 31, 2001 and at December 31, 2002. The Company received revenue and incurred expenses from oil and natural gas properties until September 1, 2001. The following discussion of oil and natural gas covers periods prior to that date. Effective with the LLC Contribution, all ownership interests are held by Holding LLC which includes its single member limited liability company, NEG Operating LLC. See "Principal Areas of Operation -- NEG Holding LLC".

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

     No estimates of Proved Reserves of oil and natural gas have been filed by the Company with, or included in any report to, any United States authority or agency (other than the SEC) since December 31, 2001.

     The following table sets forth certain information for the Company's total Proved Reserves of oil and natural gas and the PV10% of estimated future net revenues from such reserves, at August 31, 2001. Also presented is the Standardized Measure of the Company's total Proved Reserves of oil and natural gas.

                                                           AS OF AUGUST 31, 2001
                                              -----------------------------------------------
                                                                   NATURAL
                                                        NATURAL      GAS
                                                OIL       GAS     EQUIVALENT       PV10%
                                              (MBBLS)   (MMCF)     (MMCFE)     (IN THOUSANDS)
                                              -------   -------   ----------   --------------
Proved Developed Reserves...................   3,605    48,237      69,867        $ 93,478
Proved Undeveloped Reserves.................     434    10,195      12,799           8,781
                                               -----    ------      ------        --------
Total Proved Reserves.......................   4,039    58,432      82,666        $102,259
                                               =====    ======      ======        ========
Standardized Measure........................                                      $102,259
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

                                                                             EIGHT MONTHS
                                                               YEAR ENDED       ENDED
                                                              DECEMBER 31,    AUGUST 31,
                                                                  2000           2001
                                                              ------------   ------------
Net production:
  Oil (Mbbls)...............................................        799            428
  Natural gas (Mmcf)........................................      7,081          4,333
  Natural gas equivalent (Mmcfe)............................     11,873          6,901
Average sales price:
  Oil (per Bbl).............................................    $ 29.24         $27.70
  Natural gas (per Mcf).....................................       3.91           4.92
Unit economics (per Mcfe):
  Average sales price.......................................    $  4.30         $ 4.81
  Lease operating expenses..................................        .48            .56
  Oil and natural gas production taxes......................        .24            .25
  Depletion rate (excluding writedowns).....................        .88            .85
  General and administrative expenses.......................        .38            .50

LEASEHOLD ACREAGE

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

DRILLING ACTIVITY

     The following table sets forth exploration and development drilling results for the year ended December 31, 2000 and the eight months ended August 31, 2001.

                                                                           EIGHT MONTHS
                                                             YEAR ENDED       ENDED
                                                            DECEMBER 31,    AUGUST 31,
                                                                2000           2001
                                                            ------------   ------------
                                                            GROSS   NET    GROSS   NET
                                                            -----   ----   -----   ----
Exploratory
  Productive..............................................    1       .3     2       .4
  Non-productive..........................................   --       --     3      1.4
                                                             --     ----    --     ----
     Total................................................    1       .3     5      1.8
                                                             --     ----    --     ----
Development
  Productive..............................................   16     12.7    16     13.2
  Non-productive..........................................   --       --    --       --
                                                             --     ----    --     ----
     Total................................................   16     12.7    16     13.2
                                                             --     ----    --     ----
Combined Total............................................   17     13.0    21     15.0
                                                             ==     ====    ==     ====

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

MARKETS AND CUSTOMERS

     The availability of a ready market for any oil and natural gas produced by the Company and the prices obtained for such oil and natural gas depended upon numerous factors beyond its control, including the demand for and supply of oil and natural gas; fluctuations in production and seasonal demand; the availability of adequate pipeline and other transportation facilities; weather conditions; economic conditions; imports of crude oil; production by and agreements among OPEC members; and the effects of state and federal governmental regulations on the import, production, transportation, sale and taxation of oil and natural gas. The occurrence of any factor that affects a ready market for the Company's oil and natural gas or reduced the price obtained for such oil and natural gas, would have adversely affected the Company.

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

INVESTMENT IN NEG HOLDING LLC

     As explained below, the Company's investment in NEG Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical book carrying value of the net assets contributed with no gain or loss recognized on the transfer. The following discussion of the operations of NEG Holding LLC includes the operations of its single member limited liability company, NEG Operating LLC.

     Pursuant to the Holding LLC Operating Agreement, the Company is to receive guaranteed payments, in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding priority distribution amount. The guaranteed payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006. After the payments to the Company, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined in the NEG Holding LLC Operating Agreement referred herein. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. The order of distribution is listed below. Because of the substantial uncertainty that the Company will receive any distributions above the priority and guaranteed payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment and income is recognized from accretion of the investment up to the priority distribution amount, including the guaranteed payments (based on the interest method), and the residual interest attributable to Holding LLC will be valued at zero. The Company received guaranteed payments of $21.7 million from Holding LLC during 2002 in accordance with the Holding LLC Operating Agreement. Cash receipts, if any, from the residual interest will be reported in income as earned. In March 2003, Holding LLC made a priority distribution of $53.6 million to the Company.

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

PRINCIPAL AREAS OF OPERATIONS -- NEG HOLDING LLC

     In November 2002, Holding LLC completed the acquisition of producing oil and natural gas properties in Pecos County, Texas known as Longfellow Ranch Field. The consideration for this acquisition consisted of $45.4 million in cash, which was funded from Holding LLC's available cash.

     In December 2002, Holding LLC completed the acquisition of additional interest in Longfellow Ranch Field in Pecos County, Texas. The consideration for this acquisition consisted of $2.9 million in cash, which was funded from Holding LLC's available cash.

     Holding LLC is developing and exploiting existing properties by drilling Development and Exploratory Wells, and recompleting and reworking existing wells. It is anticipated that Holding LLC will continue its drilling operations on existing properties and will selectively participate in drilling opportunities generated by third parties.

     The following table sets forth Holding LLC's principal areas of operations and Holding LLC's Proved Reserves of oil and natural gas at December 31, 2002.

                                                                       NATURAL
                                                            NATURAL      GAS
                                                    OIL       GAS     EQUIVALENT   % OF
                                                  (MBBLS)   (MMCF)     (MMCFE)     TOTAL
                                                  -------   -------   ----------   -----
Area:
  Mid-Continent.................................     438     31,789     34,417      22.4%
  East and West Texas...........................   3,387     74,587     94,909      61.7
  Gulf Coast....................................   1,383     16,191     24,489      15.9
                                                   -----    -------    -------     -----
     Total......................................   5,208    122,567    153,815     100.0%
                                                   =====    =======    =======     =====

     The following table sets forth Holding LLC's production by principal area of operation for the year ended December 31, 2002. Production from Longfellow Ranch Field, which is included in East and West Texas, is only included from the acquisition date of November 20, 2002.

                                                                         NATURAL
                                                              NATURAL      GAS
                                                      OIL       GAS     EQUIVALENT   % OF
                                                    (MBBLS)   (MMCF)     (MMCFE)     TOTAL
                                                    -------   -------   ----------   -----
Area:
  Mid-Continent...................................     38      3,225       3,453      29.8%
  East and West Texas.............................    289      2,866       4,600      39.6
  Gulf Coast......................................    302      1,736       3,549      30.6
                                                      ---      -----      ------     -----
     Total........................................    629      7,827      11,602     100.0%
                                                      ===      =====      ======     =====

MID-CONTINENT AREA

     At December 31, 2002, approximately 22.4% (34.4 Bcfe) of Holding LLC's Proved Reserves were located in the Mid-Continent area in Oklahoma and West Arkansas which includes the Anadarko and Arkoma Basins.

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

     During  the year ended December  31, 2002, Holding LLC  drilled 4 Gross (.4
Net)  Development  Wells  in  the   Anadarko  Basin  which  were  completed   as
commercially productive.

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

     During the year ended December 31,  2002, Holding LLC drilled 4 Gross  (2.6
Net) Development Wells which were completed as commercially productive.

EAST AND WEST TEXAS AREA

     At December 31, 2002, approximately 61.7% (94.9 Bcfe) of Holding LLC's Proved Reserves were located in the East and West Texas area, including East Texas, South Arkansas and in West Texas, the Goldsmith Adobe Unit and Longfellow Ranch Field.

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

     During the year ended December 31, 2002, Holding LLC did not drill any wells in the East Texas Basin.

     West Texas.  The following fields comprise the West Texas area:

     - Goldsmith Adobe Unit ("GAU") is located in the Permian Basin of West Texas. Holding LLC now owns a 99.9% working interest in this property. Originally the GAU was drilled on 40-acre spacing units. Previous operators had drilled several wells on 20-acre spacing units and, based on the results of this drilling and 20-acre spacing development on adjoining leases, National Energy Group, Inc. ("NEG") began a drilling program in July 1994 to develop the GAU on 20-acre spacing units. Typically, wells drilled at the GAU produce from the Upper Clearfork formation at an average depth of 6,100 feet.

      During the year ended December 31, 2002, Holding LLC did not drill any wells at the GAU.

     - Longfellow Ranch Field and associated producing fields are located in the Val Verde Basin, a prolific gas producing area. Longfellow Ranch Field (Pinion Field) was discovered in 1983 by Fina Oil and Gas, but was not extensively developed due to lack of necessary pipeline and associated facilities. Riata Energy Inc. acquired the field in 1996 and began an extensive development program. The field is located near the leading edge of the Marathon thrust belt, where massive sheets of basin-ward Pennsylvanian, Mississippian and Devonian age rocks were thrust over the shelf onto deposits of similar age. The thrust belt in this region is further overlain by early Pennsylvanian and Permian sediments. The primary producing horizons in the field are the Caballos Novaculites of Devonian age. These sediments were deposited as laminated cherts ranging in thicknesses from 75 to over 800 feet thick. Additional producing horizons include the lower Pennsylvanian Dimple and upper Mississippian

       Tesnus formations. The Dimple is a shelf limestone deposit of Atokan or Morrowian age and the Tesnus is a clastic sandstone sequence. Other objectives include a normal stratigraphic section of Devonian, Silurian and Ordovician. These horizons have produced north of the Marathon thrust belt, where the structures can produce over a TCF of gas. The Longfellow Ranch Field is not delineated by any dry holes and is considered to be immature in its oil and gas development. This field presents great opportunities, both recognized and yet to be recognized.

     During the year ended December 31,  2002, Holding LLC drilled 3 Gross  (1.2
Net) Development Wells and 5 Gross (1.5 Net) Exploratory Wells in Longfellow Ranch Field all of which were completed as commercially productive.

GULF COAST AREA

     At December 31, 2002, approximately 15.9% (24.5 Bcfe) of Holding LLC's Proved Reserves were located in the Gulf Coast area which includes South Louisiana and South Texas.

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

     During  the year ended December  31, 2002, Holding LLC  drilled 1 Gross (.1
Net) Exploratory well and 4 Gross (1.1 Net) Development wells in the Gulf coast area, all of which were completed as commercially productive. During the same period Holding LLC drilled 1 Gross (.4 Net) Exploratory well and 1 Gross (1 Net) Development well that was not completed as commercially productive.

OIL AND NATURAL GAS RESERVES -- NEG HOLDING LLC

     The estimated proved reserves and related future net revenues as of December 31, 2002, were prepared by Netherland, Sewell & Associates, Inc and Prator Bett, LLC. All of Holding LLC's reserves are located in the continental United States. Holding LLC's reserve report was prepared using constant prices and costs in accordance with the published guidelines of the Securities and Exchange Commission ("SEC"). The net weighted average prices used in Holding LLC's reserve report at December 31, 2002, were $29.86 per barrel of oil and $4.92 per Mcf of natural gas. The estimation of reserves and future net revenues can be materially affected by the oil and natural gas prices used in preparing the reserve report.

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

     The following table sets forth certain information for Holding LLC's total Proved Reserves of oil and natural gas and the PV10% of estimated future net revenues from such reserves, at December 31, 2002. Also presented is the Standardized Measure of Holding LLC's total Proved Reserves of oil and natural gas.

                                                         AS OF DECEMBER 31, 2002
                                             -----------------------------------------------
                                                                  NATURAL
                                                       NATURAL      GAS
                                               OIL       GAS     EQUIVALENT       PV10%
                                             (MBBLS)   (MMCF)     (MMCFE)     (IN THOUSANDS)
                                             -------   -------   ----------   --------------
Proved Developed Reserves..................   4,239     92,382    117,816        $242,782
Proved Undeveloped Reserves................     969     30,185     35,999          67,850
                                              -----    -------    -------        --------
Total Proved Reserves......................   5,208    122,567    153,815        $310,632
                                              =====    =======    =======        ========
Standardized Measure.......................                                      $310,632
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

                                                              FOUR MONTHS
                                                                 ENDED        YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2002
                                                              ------------   ------------
Net production:
  Oil (Mbbls)...............................................        246            629
  Natural gas (Mmcf)........................................      2,713          7,827
  Natural gas equivalent (Mmcfe)............................      4,189         11,602
Average sales price:
  Oil (per Bbl).............................................     $20.81        $ 23.93
  Natural gas (per Mcf).....................................       2.63           3.06
Unit economics (per Mcfe):
  Average sales price.......................................     $ 2.97        $  3.36
  Lease operating expenses..................................        .64            .73
  Oil and natural gas production taxes (net of refunds in
     2002)..................................................        .17            .16
  Depletion rate............................................       1.00           1.29
  General and administrative expenses.......................        .50            .50

PRODUCTIVE WELL SUMMARY -- NEG HOLDING LLC

     Holding LLC's production of oil and natural gas is primarily derived from wells located in Texas, Oklahoma, Louisiana, and Arkansas. The following table sets forth Holding LLC's interests in Productive Wells, by principal area of operation, as of December 31, 2002:

                                                 OIL         NATURAL GAS        TOTAL
                                            -------------   -------------   -------------
                                            GROSS    NET    GROSS    NET    GROSS    NET
                                            -----   -----   -----   -----   -----   -----
Area:
  Mid-Continent...........................    87     11.4    212    104.4    299    115.8
  East and West Texas.....................   129    128.5    121     71.3    250    199.8
  Gulf Coast..............................    31     18.4     74     38.5    105     56.9
                                             ---    -----    ---    -----    ---    -----
     Total................................   247    158.3    407    214.2    654    372.5
                                             ===    =====    ===    =====    ===    =====

LEASEHOLD ACREAGE -- NEG HOLDING LLC

     The following table shows the approximate Gross and Net Acres in which Holding LLC had a leasehold interest as of December 31, 2002:

                                                       DEVELOPED         UNDEVELOPED
                                                        ACREAGE            ACREAGE
                                                    ----------------   ---------------
                                                     GROSS     NET     GROSS     NET
                                                    -------   ------   ------   ------
Area:
  Mid-Continent...................................   71,773   37,871      640      248
  East and West Texas.............................   29,096   19,086   35,824    7,730
  Gulf Coast......................................   31,013   12,474   10,482    6,129
                                                    -------   ------   ------   ------
     Totals.......................................  131,882   69,431   46,946   14,107
                                                    =======   ======   ======   ======

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

     Substantially all of Holding LLC's producing oil and natural gas properties are located on leases held by Holding LLC for an indeterminate number of years as long as production is maintained. All of Holding LLC's non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. Holding LLC is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Delay rentals were approximately $.01 million for the four months ended December 31, 2001 and $.07 million for the year ended December 31, 2002 and could increase or decrease in future periods depending on Holding LLC's lease acquisition activities.

DRILLING ACTIVITY -- NEG HOLDING LLC

     The following table sets forth Holding LLC's exploration and development drilling results for the four months ended December 31, 2001 and year ended December 31, 2002.

                                                               FOUR MONTHS
                                                                  ENDED        YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2002
                                                              -------------   -------------
                                                              GROSS    NET    GROSS    NET
                                                              ------   ----   ------   ----
Exploratory
  Productive................................................     5     1.0       6     1.6
  Non-productive............................................     1      .3       1      .4
                                                                --     ---      --     ---
     Total..................................................     6     1.3       7     2.0
                                                                --     ---      --     ---
Development
  Productive................................................     3     1.7      15     5.3
  Non-productive............................................     1      .5       1     1.0
                                                                --     ---      --     ---
     Total..................................................     4     2.2      16     6.3
                                                                --     ---      --     ---
Combined Total..............................................    10     3.5      23     8.3
                                                                ==     ===      ==     ===

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

CONTROL OVER PRODUCTION ACTIVITIES -- NEG HOLDING LLC

     Holding LLC operated 386 of the 654 producing wells in which it owned an interest as of December 31, 2002. The non-operated properties are operated by unrelated third parties pursuant to operating agreements which are generally standard in the industry. Significant decisions about operations regarding non-operated properties may be determined by the outside operator rather than by Holding LLC. If Holding LLC declines to participate in additional activities proposed by the outside operator under certain operating agreements, Holding LLC will not receive revenues from, and/or will lose its interest in the activity in which it declined to participate.

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

     A large percentage of Holding LLC's oil and natural gas sales are made to a small number of purchasers for the year ended December 31, 2002, Plains Marketing and Transportation ("Plains") accounted for 83.1% of Holding LLC's oil sales and Crosstex Energy Services, Inc. "Crosstex Energy", Duke Energy Services, Inc. and Oneok Gas Marketing Company accounted for 20%, 11% and 10%, respectively, of Holding LLC's material natural gas sales. For the four months ended December 31, 2001, Plains accounted for 83% of Holding LLC's oil sales, and Aquila Energy Marketing, Crosstex Energy and Copano Field Services accounted for 17% and 15% and 13%, respectively, of Holding LLC's natural gas sales.
Holding LLC does not believe that the loss of any purchaser would have a material adverse effect on its business because, under prevailing market conditions, other purchasers are readily available.

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

     Although Holding LLC acquired certain hedge contracts with Enron North America Corp. associated with the oil and gas assets contributed by the Company pursuant to the Plan of Reorganization, the bankruptcy of Enron Corp. and Enron North America Corp. et al did not have a material effect on Holding LLC's continuing operations. Holding LLC recorded a $4.6 million non cash valuation writedown related to the cancellation of existing hedge contracts with Enron during the four months ended December 31, 2001.

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

EMPLOYEES

     On March 25, 2003, the Company had 54 full-time employees. Of these employees, 17 are field-related personnel. The Company does not have any collective bargaining agreements with employees and believes that relations with its employees are generally satisfactory.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending or threatened legal proceedings. Pursuant to the Management Agreement as it relates to the management and operations of the oil and natural gas properties owned by Operating LLC, the Company is not aware of any material pending or threatened legal proceedings against Operating LLC. With respect to certain claims of the Company filed against Enron Corp. relating to the oil and natural gas properties contributed to Holding LLC, a representative of the Company has been appointed to the official committee of unsecured creditors in the Enron bankruptcy proceeding.

     The Company's Joint Plan became effective August 4, 2000 and the Bankruptcy Court issued a final decree effective December 13, 2001 closing the case.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock currently trades on the OTC Bulletin Board. The Company's common stock trades under the symbol "NEGI". The following table sets forth, for the periods indicated, the high and low closing sales prices as reported on the OTC Bulletin Board. The quotations represent prices between dealers in securities and may not include retail mark-up, mark-down, or commission and may not represent actual transactions.

                                                              COMMON STOCK
                                                                  PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
CALENDAR YEARS BY QUARTER
2002:
  First.....................................................  $ .49   $ .23
  Second....................................................    .49     .22
  Third.....................................................    .28     .15
  Fourth....................................................    .37     .14
2001:
  First.....................................................  $2.00   $1.25
  Second....................................................   2.00    1.04
  Third.....................................................    .95     .39
  Fourth....................................................    .48     .22

     On March 25, 2003, the latest practicable date for providing price information, the last quoted price for the Company's common stock was $.24.

HOLDERS

     As of March 25, 2003, the Company had approximately 7,500 record holders of
its  shares  of  common  stock,  including  multiple  nominee  holders  for   an
undetermined number of beneficial owners.

DIVIDENDS ON COMMON STOCK

     The Company has never paid cash dividends on its common stock and does not expect to declare cash dividends in the foreseeable future. The terms of the Company's credit facility with Arnos do not permit dividends on the common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial and operating data with respect to the Company as of and for each of the five years in the period ended December 31, 2002. The financial data was derived from the historical financial statements of the Company. This information is not necessarily indicative of the Company's future performance. The financial data set forth below should be read in conjunction with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto of the Company included elsewhere herein.

                                                               YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------
                                               1998          1999          2000        2001       2002
                                             ---------     ---------     ---------   --------   --------
                                                 (IN THOUSANDS, EXCEPT FOR RATIOS AND PER UNIT DATA)
STATEMENT OF OPERATIONS DATA:(1)
Oil and natural gas sales..................  $  38,440     $  39,300     $  51,014   $ 33,176   $     --
Accretion of Investment in NEG Holding
  LLC......................................         --            --            --      9,834     32,879
Management fee.............................         --            --            --      2,699      7,637
                                             ---------     ---------     ---------   --------   --------
    Total revenue..........................     38,440        39,300        51,014     45,709     40,516
                                             ---------     ---------     ---------   --------   --------
Costs and expenses:
  Lease operating..........................      8,590         6,101         5,672      3,874         --
  Oil and natural gas production taxes.....      2,504         2,095         2,888      1,695         --
  Depreciation, depletion and
    amortization...........................     21,311        15,889        11,044      6,163         --
  Writedown of oil and natural gas
    properties(2)..........................    148,400            --            --         --         --
  Restructuring charges....................      1,869            --            --         --         --
  General and administrative...............      6,141         4,098         4,527      5,931      7,105
                                             ---------     ---------     ---------   --------   --------
    Total costs and expenses...............    188,815        28,183        24,131     17,663      7,105
                                             ---------     ---------     ---------   --------   --------
Operating income (loss)....................   (150,375)       11,117        26,883     28,046     33,411
Interest expense(3)........................    (14,432)       (1,909)       (9,656)   (21,224)   (18,964)
Interest income and other, net.............        293            --         1,672       (336)        36
                                             ---------     ---------     ---------   --------   --------
Income (loss) before reorganization items,
  income taxes and extraordinary item......   (164,514)        9,208        18,899      6,486     14,483
Reorganization items:......................                                                --
  Professional fees and other..............         --        (4,727)       (1,354)       236         --
  Writeoff of unamortized debt premium and
    issuance costs, net....................         --        (3,219)           --         --         --
  Interest earned on accumulating cash
    resulting from Chapter 11
    proceedings............................         --           762         1,064         --         --
                                             ---------     ---------     ---------   --------   --------
Income (loss) before income taxes and
  extraordinary items......................   (164,514)        2,024        18,609      6,722     14,483
Income tax benefit (expense)...............         --            --            --     30,589     (5,068)
                                             ---------     ---------     ---------   --------   --------
Income (loss) before extraordinary item....   (164,514)        2,024        18,609     37,311      9,415
Extraordinary loss.........................         --            --       (33,047)       (11)        --
                                             ---------     ---------     ---------   --------   --------
Net income (loss)..........................  $(164,514)    $   2,024     $ (14,438)  $ 37,300   $  9,415
                                             =========     =========     =========   ========   ========
Net income (loss) per common share before
  extraordinary item.......................  $  (28.56)    $     .35     $    2.71   $   3.33   $    .84
                                             =========     =========     =========   ========   ========
Net income (loss) per common share, basic
  and diluted..............................  $  (28.56)    $     .35     $   (2.10)  $   3.33   $    .84
                                             =========     =========     =========   ========   ========
CASH FLOW DATA:
Net cash provided by (used in) operating
  activities...............................  $   5,082     $  27,713     $  23,831   $ 11,537   $(21,266)
Net cash provided by (used in) investing
  activities...............................    (53,303)       (1,038)      (11,720)   (27,215)    21,653
Net cash provided by (used in) financing
  activities...............................     24,809            --         2,000    (24,560)        --

                                                               YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------
                                               1998          1999          2000        2001       2002
                                             ---------     ---------     ---------   --------   --------
                                                 (IN THOUSANDS, EXCEPT FOR RATIOS AND PER UNIT DATA)
BALANCE SHEET DATA (AT PERIOD END):(1)
Cash and cash equivalents..................  $   2,542     $  29,217     $  43,328   $  3,090      3,477
Working capital (deficit)..................   (197,834)(5)       N/A(4)     19,835      1,673    (40,001)
Total assets...............................     95,002       100,358       118,654    132,709    138,805
Long-term debt.............................        N/A(5)        N/A(5)    210,827    202,471    159,576
Stockholders' equity(deficit)..............   (116,933)     (114,906)     (127,171)   (82,405)   (72,989)

                                                                      YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                           1998      1999      2000     2001(7)   2002(8)
                                                          -------   -------   -------   -------   -------
OPERATING DATA:(1)
Production:.............................................                           --
  Oil (Mbls)............................................    1,238     1,135       799      428       --
  Natural gas (Mmcf)....................................   11,255     9,266     7,081    4,333       --
  Natural gas equivalent (Mmcfe)........................   18,685    16,078    11,873    6,901       --
Average sales price:
  Oil (per Bbl).........................................  $ 12.66   $ 17.62   $ 29.24   $27.70       --
  Natural gas (per Mcf).................................     2.02      2.08      3.91     4.92       --
Unit economics (per Mcfe):
  Average sales price...................................  $  2.06   $  2.44   $  4.30   $ 4.81       --
  Lease operating expenses..............................      .46       .38       .48      .56       --
  Oil and natural gas production taxes..................      .13       .13       .24      .25       --
  Depreciation, depletion and amortization(6)...........     1.14       .99       .93      .89       --
  General and administrative............................      .33       .25       .38      .50       --

---------------

(1) Reflects the revenues, results of operations, and production subsequent to the dates of acquisitions of various oil and natural gas properties that affect the comparability of the data presented.

(2) The results of operations for the year ended December 31, 1998, include writedowns of oil and natural gas properties of approximately $148.4 million in accordance with the full cost method of accounting.

(3) Accrual of interest on the Company's Senior Notes was discontinued during the Bankruptcy Proceeding. Approximately $17.7 million and $10.5 million of additional interest expense would have been recognized by the Company during 1999 and 2000, respectively, if not for the discontinuation of the interest accrual.

(4) Due to the Chapter 11 proceedings, these measurements are not meaningful for the year ended December 31, 1999 and have not been presented. See Notes 1, 5 and 6 of Notes to Consolidated Financial Statements.

(5) The principal and interest outstanding under the Senior Notes and credit facility was classified as current at December 31, 1998. Due to the Chapter 11 proceedings, this measurement is not meaningful as of December 31, 1999 and has not been presented. See Note 6 of Notes to Consolidated Financial Statements.

(6) Excludes the effects of the full cost ceiling writedowns discussed in Note 2 above.

(7) Operating data is included only through August 31, 2001 when the oil and natural gas assets were contributed to NEG Holding LLC.

(8) No oil and natural gas operations during 2002 as all the oil and natural gas assets were contributed to NEG Holding LLC effective August 31, 2001.

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

     Pursuant to the Holding LLC Operating Agreement, the Company is to receive guaranteed payments, in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. It is anticipated that the priority distribution amount of $202.2 million will be used by the Company to pay off the Company's indebtedness (currently held by entities owned or controlled by Carl
C. Icahn). The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding priority distribution amount. The guaranteed payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006. After the payments to the Company, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined in the NEG Holding LLC Operating Agreement referred herein. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. Because of the substantial uncertainty that the Company will receive any distributions above the priority and guaranteed payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment and income is recognized from accretion of the investment up to the priority distribution amount, including the guaranteed payments (based on the interest method), and the residual interest attributable to Holding LLC will be valued at zero. Cash receipts, if any, from the residual interest will be reported in income as earned. In March 2003, Holding LLC made a priority distribution of $53.6 million to the Company, consisting of $42.7 million in cash and the $10.9 million note outstanding under the credit facility. The Company utilized the $42.7 million cash to repay the Reinstated Interest.

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

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $7.6 million as a management fee for the year ended December 31, 2002.

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization effective September 12, 2001, the Company's principal assets were its remaining cash balances, accounts receivable from affiliates, deferred tax asset and its initial 50% membership interest in Holding LLC and its principal liabilities were the $10.9 million outstanding under its existing $100 million revolving credit facility with Arnos, the 10 3/4% Senior Notes (the "Senior Notes") and the Reinstated Interest (defined below). None of the Company's employees have been transferred to Holding LLC or Operating LLC.

     As a result of the terms and conditions of the various agreements related to the repayment of the Company's indebtedness to Arnos and repayment of the priority distribution amounts and the guaranteed payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no amounts remaining for distribution to the Company's stockholders.

     Pursuant to the Plan of Reorganization, as of December 31, 2000 the Company reinstated $45.8 million of interest expense on the Senior Notes ("Reinstated Interest"). This Reinstated Interest consisted of $10.5 million of prepetition interest and $35.3 million of interest expense that did not accrue during the pendancy of the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. The Reinstated Interest plus interest accrued thereon becomes due in April 2003. The Senior Note balance is $148.6 million as of December 31, 2002. (See Note 6 to the Consolidated Financial Statements).

     On March 26, 2003, NEG Holding LLC distributed the $10.9 million note outstanding under the existing credit facility to the Company as a priority distribution. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.7 million loan to Operating LLC under the amended credit facility; Operating LLC then distributed $42.7 million to Holding LLC who, thereafter, made a $42.7 million priority distribution to the Company. The Company utilized these funds to pay the entire amount of the Reinstated Interest and interest accrued thereon outstanding on March 27, 2003.

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the Senior Note obligations and $4.8 million of the Reinstated Interest for a cash consideration of $10.5 million. The Company paid two Arnos affiliates approximately $.4 million in current interest on the redeemed Senior Note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001 to the date of redemption. As this was a partial redemption of the Senior Notes, it has been accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the Senior Notes. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

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

RESULTS OF OPERATIONS

     On September 12, 2001 the Company contributed all its operating assets and oil and natural gas properties, excluding cash of $4.3 million to Holding LLC, in exchange for an initial 50% membership interest ("LLC Contribution"). For tax and valuation purposes the effective date is May 1, 2001, however, for financial reporting purposes the transaction is as of September 1, 2001. Operations from September 1 to September 12 were not significant. In 2001, the Company recorded eight months of oil and natural gas operations and four months of accretion of the preferred investment and management fees. During 2002 and in the future, it is anticipated the Company will only recognize income from accretion of the preferred investment and management fees.

  OVERVIEW OF PRODUCTION, SALES AND UNIT ECONOMICS

     The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and costs and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                                             EIGHT MONTHS
                                                               YEAR ENDED       ENDED
                                                              DECEMBER 31,    AUGUST 31,
                                                                  2000           2001
                                                              ------------   ------------
Net production:
  Oil (Mbbls)...............................................        799            428
  Natural Gas (Mmcf)........................................      7,081          4,333
  Natural Gas Equivalent (Mmcfe)............................     11,873          6,901
Oil and natural gas sales (in thousands):
  Oil.......................................................    $23,355        $11,859
  Natural gas...............................................     27,659         21,317
                                                                -------        -------
     Total..................................................    $51,014        $33,176
                                                                =======        =======
Average sales price:
  Oil (per Bbl).............................................    $ 29.24        $ 27.70
  Natural gas (per Mcf).....................................       3.91           4.92
Unit economics (per Mcfe):
  Average sales price.......................................    $  4.30        $  4.81
  Lease operating expenses..................................        .48            .56
  Oil and natural gas production taxes......................        .24            .25
  Depletion rate (excluding writedowns).....................        .88            .85
  General and administrative................................        .38            .50

  YEAR ENDED DECEMBER 31, 2002, COMPARED WITH YEAR ENDED DECEMBER 31, 2001

     Revenues. Total revenues decreased by $5.2 million (11.4%) to $40.5 million for 2002 from $45.7 million in 2001. The decrease in revenues is due to the LLC Contribution. Average natural gas prices were $4.92 per Mcf for 2001 and average oil prices were $27.70 per barrel for 2001. The Company recorded $9.8 million and $32.9 million in accretion of investment in Holding LLC and management fees of $2.7 and $7.6 million in 2001 and 2002.

     In 2001, the Company produced 428 Mbbls of oil and 4,333 Mmcf of natural gas. The Company had no oil and natural gas production during 2002 due to the LLC Contribution.

     Costs  and Expenses.   Due  to the  LLC Contribution,  the Company  did not
record any lease operating expenses for 2002 compared to $3.9 million for 2001. Lease operating expenses per Mcfe were $.56 for 2001.

     Due to the LLC Contribution, the Company did not record any oil and natural gas production taxes for 2002 compared to $1.7 million for 2001.

     Due to the LLC Contribution, the Company did not record any depreciation, depletion and amortization for 2002 compared to $6.2 million for 2001.

     General and administrative costs increased $1.2 million (20.3%) to $7.1 million for 2002 compared to $5.9 million for 2001. This increase is the result of the LLC Contribution and the resulting change in the Company's recording of general and administrative costs. Effective September 1, 2001, the Company no longer offsets general and administrative costs by field employee costs or lease management income, but is reimbursed a management fee for these and other costs of 115% of general and administrative costs as defined in the Management Agreement. As discussed in Note 2 to the consolidated financial statements, prior to

September 2001, the Company capitalized internal general and administrative costs that can be directly identified with acquisition, development and exploration activities. The Company's capitalized general and administrative expenses totaled $.5 million for the year ended December 31, 2001.

     Other Income and Expenses. The $2.2 million decrease in interest expense to $19.0 million for 2002 from $21.2 million for 2001 was due primarily to reduced amounts outstanding of senior note obligations and the Reinstated Interest. The Company accrued interest on the revised senior note obligation amount at December 31, 2000 of $210.8 million through July 31, 2001. In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of the Reinstated Interest for $10.5 million. The weighted average interest rate for 2002 was 10.4% compared to 10.6% for the same period in 2001.

     Of the $.3 million other expense recognized for the year ended December 31, 2001, $.7 million represents the non-cash decrease in the fair value of the Company's derivative contracts. No other expense was recognized for the year ended December 31, 2002.

     Income Taxes. As of December 31, 2002, the Company had consolidated net operating loss carryforwards of approximately $101.3 million for income tax reporting purposes that begin expiring in 2003. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, the Company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $31.9 million in September 2001, $25.5 million as of December 31, 2002. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subject to additional changes in the valuation allowance, subsequent periods will reflect a full effective tax rate provision.

     Net Income. Net income of $37.3 million was recognized for 2001, compared with a net income of $9.4 million for the comparable 2002 period. Results for 2001 include income of $.2 million related to the Bankruptcy Proceeding and a $31.9 million benefit from income taxes as a result of the LLC Contribution and $1.3 million in deferred income tax expense.

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

     Other Income and Expenses. The $11.5 million increase in interest expense to $21.2 million for 2001 from $9.7 million for 2000 was due primarily to interest expense on the Senior Notes that began accruing upon confirmation of the Plan of Reorganization. The Company accrued interest on the revised senior note obligation amount at December 31, 2000 of $210.8 million through July 31, 2001. In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of the Reinstated Interest for $10.5 million. Approximately $10.5 million additional interest expense would have been recognized by the Company for 2000 if not for the discontinuation of the interest accrual on the Company's Senior Notes during the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. The weighted average interest rate for 2001 was 10.6% compared to 10.4% for the same period in 2000.

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

     Income Taxes. As of December 31, 2001, the Company had consolidated net operating loss carryforwards of approximately $129 million for income tax reporting purposes that begin expiring in 2002. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, the Company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $31.9 million in September 2001. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subject to additional changes in the valuation allowance, subsequent periods will reflect a full effective tax rate provision.

     Extraordinary Loss. The Company recognized a $33.0 million extraordinary loss during 2000 in connection with confirmation of the Joint Plan. The extraordinary loss consists of $35.3 million of the Reinstated Interest on the Senior Notes which was offset by a $2.2 million gain on discharge of other indebtedness pursuant to the Joint Plan.

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

LIQUIDITY AND CAPITAL RESOURCES

  YEAR ENDED DECEMBER 31, 2002, COMPARED WITH YEAR ENDED DECEMBER 31, 2001

     Net cash used in operating activities was $21.3 million for the year ended December 31, 2002, compared to net cash provided by operating activities of $11.5 million for the same period in 2001. The decrease in cash flow from operating activities is primarily due to LLC Contribution.

     Net cash provided by investing activities was $21.7 million for 2002 compared with net cash used in investing activities of $27.2 million for 2001. The cash used by investing activities for 2001 consisted primarily of drilling activities on the oil and natural gas assets prior to the LLC Contribution. Net cash provided by investing activities in 2002 consisted of Guaranteed Payments from NEG Holding LLC.

     Net cash used in financing activities in 2001 was $24.6 million. The net cash used in financing activities in 2001 consisted of repayment of the outstanding borrowing of $25 million under the credit facility. In August 2001, the Company borrowed $10.9 under its existing credit facility with Arnos in order to redeem $16.4 million of principal outstanding under the senior note obligations and $4.8 million of the Reinstated Interest for $10.5 million. There was no cash used in or provided by financing activities in 2002.

     The guaranteed payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006. The fees received under the Operating LLC Management Agreement are expected to be sufficient to fund the Company's operations. While there is no assurance, the Company currently anticipates the priority distributions will be sufficient to repay the Senior Notes due 2006.

     The Company's working capital deficit at December 31, 2002 was $40 million compared to a working capital surplus at December 31, 2001 of $1.7 million. Effective with the March 2003 priority distribution, working capital increased by $43 million.

     The following table is a summary of contractual obligations as of December 31, 2002.

                                     2003          2004          2005           2006
                                  -----------   -----------   -----------   ------------
Senior Notes....................  $        --   $        --   $        --   $148,637,000
Reinstated interest.............   41,696,720            --            --             --
Credit facility.................   10,939,750            --            --             --
Interest payments...............   17,154,124    15,978,478    15,978,478     14,646,938
Rent............................      596,128       596,128       596,128        596,128
                                  -----------   -----------   -----------   ------------
  Total.........................  $70,386,722   $16,574,606   $16,574,606   $163,880,066
                                  ===========   ===========   ===========   ============

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

     Net cash used in financing activities in 2001 was $24.6 million compared to net cash provided by financing activities of $2.0 million in 2000. The net cash used in financing activities in 2001 consisted of repayment of the outstanding borrowing of $25 million under the credit facility. In August 2001, the Company borrowed $10.9 under its existing credit facility with Arnos in order to redeem $16.4 million of principal outstanding under the senior note obligations and $4.8 million of the Reinstated Interest for $10.5 million. The net cash provided by financing activities during 2000 consisted of the $2.0 million paid by Arnos, in accordance with the Joint Plan, to purchase additional common stock such that, together with its affiliates, it would own 49.9% of the outstanding common stock of the Company.

     The Company's working capital surplus at December 31, 2001 was $1.7 million compared to a working capital surplus at December 31, 2000 of $19.8 million. The decrease in working capital was due primarily to increased drilling activities and the LLC Contribution.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

     The Company currently has $10.9 million outstanding under its existing $100 million credit facility with Arnos. Arnos continues to be the holder of the credit facility; however, the $10.9 million note currently outstanding under the credit facility was contributed to Holding LLC as part of Gascon's contribution to Holding LLC on September 12, 2001. In December 2001, the maturity date of the credit facility was extended to December 31, 2003 and the Company was given a waiver of compliance with respect to any and all covenant violations. The Company anticipates repayment of this amount through the priority distribution from Holding LLC. The Company was not in compliance with the minimum interest coverage ratio at September 30, 2002 and December 31, 2002 and the current ratio at December 31, 2002, however, in December 2001 the Company was given a waiver of compliance with respect to any and all covenant violations through December 31, 2003.

     On March 26, 2003, NEG Holding LLC distributed the $10.9 million note outstanding under the existing credit facility to the Company as a priority distribution. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.7 million loan to Operating LLC under the amended credit facility; Operating LLC then distributed $42.7 million to Holding LLC who, thereafter, made a $42.7 million priority distribution to the Company. The Company utilized these funds to pay the entire amount of the Reinstated Interest and interest accrued thereon outstanding on March 27, 2003.

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations, and $4.8 million of the Reinstated Interest for $10.5 million. The Company paid two Arnos affiliates approximately $.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the semi-annual interest payment date of May 1, 2001 to the date of redemption. As this was a partial redemption of the Senior Notes, it was accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the senior note obligations. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

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

FINANCIAL REPORTING IMPACT OF FULL COST METHOD OF ACCOUNTING

     Prior to the LLC Contribution, the Company followed the full cost method of accounting for oil and natural gas properties. Under such method, the net book value of such properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. The Company had no ceiling limitation writedowns during 1999 or 2000. There will be no writedowns in future periods under the full cost method of accounting due to the LLC Contribution in 2001.

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

     Under the Holding LLC Operating Agreement, the Company is to receive guaranteed payments in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid, on a semi-annual basis, based on an annual interest rate of 10.75% of the outstanding priority distribution amount. The guaranteed payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006. After the payments to the Company, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined in the NEG Holding LLC Operating Agreement referred herein. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. Because of the substantial uncertainty that the Company will receive any distributions above the priority and guaranteed payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment, and income is recognized from accretion of the investment up to the priority distribution amount including the guaranteed payments (based on the interest method) and the residual interest attributable to Holding LLC will be valued at zero. The ability of Holding LLC to make the guaranteed payments and priority distributions may be significantly impacted by the market prices of natural gas and crude oil and the ability of Holding LLC to effectively replace existing natural gas and crude oil reserves. Current estimates could change if future events are different than assumed by management.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. It also requires the Company to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 will have no material impact on the Company's financial statements.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years with earlier application encouraged. This statement will have no material impact on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 123"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 will have no material impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. ("SFAS 146") SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company is currently evaluating the impact of the adoption of Interpretation No. 46 and it is reasonably possible that Holding LLC is a variable interest entity.

CHANGES IN PRICES

     Oil and natural gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three years ended December 31, 2002.

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

     No hedge assets, or liabilities have been recorded by the Company as all of the hedges entered into by the Company were contributed to Holding LLC in September 2001. (Note 1)

     The Company's exposure to interest rates relates primarily to its borrowings under its credit facility. The Company does not currently use derivatives to manage interest rate risk. Interest is payable on borrowings under the credit facility based on a floating rate. If short-term interest rates average 10% higher in 2003 than they were in 2002, the Company's interest expense would increase by approximately $.1 million. This amount was determined by applying the hypothetical interest rate change to the Company's outstanding borrowings under the credit facility at December 31, 2002.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As discussed in our Form 8-K dated April 26, 2001, the Company replaced Ernst & Young LLP with KPMG LLP as the principal independent auditor for the fiscal year ending December 31, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 will be provided in the sections entitled "Director Election", "Management" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference.

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

ITEM 14. CONTROLS AND PROCEDURES

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

     - This evaluation was conducted under the supervision and with the participation of our management, including our chief executive and chief accounting officer; and

     - It is the conclusion of our chief executive and chief financial officer that these disclosure controls and procedures operate such that material information flows to the appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to our management and is made known to the chief executive and chief accounting officer, particularly during the period in which this report was prepared, as appropriate to allow timely decisions regarding required disclosures.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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
        Bank One(1)
10.7    $50,000,000 Revolving Note dated August 29, 1996 payable  to
        Credit Lyonnais(1)
10.8    Assignment of $50,000,000 Revolving Note to Arnos Corp. from
        Bank One, Texas, N.A.(11)
10.9    Assignment of $50,000,000 Revolving Note to Arnos Corp. from
        Credit Lyonnais New York Branch(11)
10.10   Unlimited  Guaranty of NEG-OK dated  August 29, 1996 for the benefit of Bank One(1)
10.11   Unlimited Guaranty of NEG-OK, dated August 29, 1996 for  the benefit of Credit Lyonnais(1)
10.12   Unlimited  Guaranty of Boomer dated  August 29, 1996 for the benefit of Bank One(1)
10.13   Unlimited Guaranty of Boomer dated  August 29, 1996 for  the benefit of Credit Lyonnais(1)
10.14   First Amendment to Restated Loan Agreement dated October 31,
        1996  among Bank  One and  Credit Lyonnais  and the Company,
        Guarantor and Boomer(5)
10.15   Second Amendment to  Restated Loan  Agreement dated  October
        31,  1996,  among  Bank  One  and  Credit  Lyonnais  and the
        Company, Guarantor and Boomer(6)
10.16   Third Amendment to Restated Loan Agreement dated October 31,
        1996, among Bank  One and Credit  Lyonnais and the  Company,
        Guarantor and Boomer(6)
10.17   Fourth  Amendment to  Restated Loan  Agreement dated October
        31, 1996,  among  Bank  One  and  Credit  Lyonnais  and  the
        Company, Guarantor and Boomer(10)
10.18   Multi-State  Assignment  Agreement dated  December  22, 1998 between Bank  One, Texas,  N.A.,  Credit Lyonnais  New  York
        Branch and Arnos Corp.(11)
10.19   Multi-State    Assignment   Agreement,   LaFourche   Parish,
        Louisiana, dated December 22, 1998, between Bank One, Texas,
        N.A., Credit Lyonnais New York Branch and Arnos Corp.(11)
10.20   Multi-State   Assignment   Agreement,   Iberville    Parish,
        Louisiana, dated December 22, 1998, between Bank One, Texas,
        N.A., Credit Lyonnais New York Branch and Arnos Corp.(11)
10.21   Oklahoma  Assignment  Agreement,  dated  December  22, 1998, between Bank  One, Texas,  N.A.,  Credit Lyonnais  New  York
        Branch and Arnos Corp.(11)
10.22   Crude Oil Swap agreement among Enron North America Corp. and
        the   Company  covering  April   1,  2001  through  December
        31,2001(14)
10.23   Crude Oil Swap agreement among Enron North America Corp. and the Company covering  January 1, 2002  through December  31,
        2002(14)
10.24   Crude Oil Swap agreement among Enron North America Corp. and the  Company covering  January 1, 2003  through December 31,
        2003(14)

       10.25  Crude  Oil Swap agreement among Enron North America Corp. and the Company covering January 1, 2004 through
              December 31, 2004(14)
       10.26  Natural Gas Swap agreement among  Enron North America Corp. and  the Company covering April, 2001  through
              December 31, 2004(14)
       10.27  Fifth Amendment to Restated Loan Agreement dated August 1, 2001, among the Company and Arnos Corp.(15)
       10.28  Debt Purchase Agreement dated August 1, 2001 between the Company and High River Limited Partnership.(15)
       10.29  Debt Purchase Agreement dated August 1, 2001 between the Company and High Coast Limited Partnership.(15)
       10.30  Debt Purchase Agreement dated August 1, 2001 between the Company and High River Limited Partnership.(13)
       10.31  Debt Purchase Agreement dated August 1, 2001 between the Company and High Coast Limited Partnership.(13)
       10.32  NEG Holding LLC Operating Agreement dated May 1, 2001 between the Company and Gascon Partners.(14)
       10.33  NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(14)
       10.34  Shana  National LLC  Amended and  Restated Operating Agreement  dated September  12, 2001  executed by NEG
              Operating LLC.(14)
       10.35  Management Agreement dated September 12, 2001 between the Company and NEG Operating LLC.(14)
       10.36  Master Conveyance dated September 12, 2001 executed by the Company in favor of NEG Holding LLC.(14)
       10.37  Master Conveyance dated September 12, 2001 executed by Gascon Partners in favor of NEG Holding LLC.(14)
       10.38  Master Conveyance dated September 12, 2001 executed by NEG Holding LLC in favor of NEG Operating LLC.(14)
       10.39  Master Conveyance  dated September  12,  2001 executed  by  Shana Petroleum  Company  in favor  of  Gascon
              Partners.(14)
       10.40  Master  Conveyance dated September 12, 2001 executed by Shana Petroleum Company in favor of Shana National
              LLC.(14)
       10.41  Final Decree of Bankruptcy Court(17)
       10.42  Sixth Amendment to Restated Loan Agreement dated December 15, 2001, among the Company and Arnos Corp.(18)
       10.43  Assignment of  Restated Loan  Agreement dated  March 26,  2003, among  Arnos Corp.,  the Company  and  NEG
              Operating LLC.(18)
       10.44  Seventh  Amendment to Restated  Loan Agreement dated March  26, 2003, among Arnos  Corp. and NEG Operating
              LLC.(18)
       12.1   Computation of Ratio of Earnings to Fixed Charges(18)
       23.2   Consent of Netherland Sewell & Associates, Inc., Independent Engineers(18)
       23.3   Consent of Prator Bett, LLC, Independent Engineers(18)
       24.1   Power of Attorney (included in signature pages to this Form 10-K)(18)
       99.1   Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18  U.S.C.
              Section 1350(18)
       99.2   Certification  of Chief Financial and  Strategic Officer pursuant to Section  906 of Sarbanes-Oxley Act of
              2002, 18 U.S.C. Section 1350(18)

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

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the year Ended December 31, 2000.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(17) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(18) Filed herewith.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 2002

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

                                          NATIONAL ENERGY GROUP, INC.

                                          By:     /s/ BOB G. ALEXANDER
                                            ------------------------------------
                                                      Bob G. Alexander
                                               President and Chief Executive
                                                           Officer

March 31, 2003

                                          By:     /s/ RANDALL D. COOLEY
                                            ------------------------------------
                                                     Randall D. Cooley
                                             Vice President and Chief Financial
                                                           Officer

March 31, 2003

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on March 31, 2003.


               /s/ BOB G. ALEXANDER                   President, Chief Executive Officer and Director
 ------------------------------------------------
                 Bob G. Alexander


               /s/ MARTIN L. HIRSCH                                       Director
 ------------------------------------------------
                 Martin L. Hirsch


                /s/ ROBERT H. KITE                                        Director
 ------------------------------------------------
                  Robert H. Kite


              /s/ ROBERT J. MITCHELL                                      Director
 ------------------------------------------------
                Robert J. Mitchell


              /s/ JACK G. WASSERMAN                                       Director
 ------------------------------------------------
                Jack G. Wasserman

                                 CERTIFICATIONS

I Bob G. Alexander, certify that:

     1. I have reviewed this annual report on the Form 10-K of National Energy Group, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluating the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ BOB G. ALEXANDER
                                            ------------------------------------
                                                      Bob G. Alexander
                                                  Chief Executive Officer

March 31, 2003

                                 CERTIFICATIONS

I Randall D. Cooley, certify that:

     1. I have reviewed this annual report on the Form 10-K of National Energy Group, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluating the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ RANDALL D. COOLEY
                                            ------------------------------------
                                                     Randall D. Cooley
                                                  Chief Financial Officer

March 31, 2003

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
NATIONAL ENERGY GROUP, INC.
Report of Independent Auditors..............................   F-2
Balance Sheets as of December 31, 2001 and 2002.............   F-4
Statements of Operations for the years ended December 31,
  2000, 2001 and 2002.......................................   F-5
Statements of Cash Flows for the years ended December 31,
  2000, 2001 and 2002.......................................   F-6
Statements of Stockholders' Equity (Deficit) for the years
  ended December 31, 2000, 2001 and 2002....................   F-7
Notes to Financial Statements...............................   F-8
NEG HOLDING LLC
Report of Independent Auditors..............................  F-25
Consolidated Balance Sheets as of December 31, 2001 and
  2002......................................................  F-26
Consolidated Statements of Operations for the years ended
  December 31, 2001 and 2002................................  F-27
Consolidated Statements of Cash Flows for years ended
  December 31, 2001 and 2002................................  F-28
Consolidated Statements of Members' Equity for the years
  ended December 31, 2001 and 2002..........................  F-29
Notes to Consolidated Financial Statements..................  F-30

FINANCIAL STATEMENT SCHEDULES

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National Energy Group, Inc.

     We have audited the accompanying balance sheets of National Energy Group, Inc. ("the Company"), as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Energy Group, Inc., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Dallas, Texas
March 27, 2003

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National Energy Group, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of National Energy Group, Inc. for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, stockholders' equity (deficit) and cash flows of National Energy Group, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Dallas, Texas
April 16, 2001

                          NATIONAL ENERGY GROUP, INC.

                                 BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2001            2002
                                                              -------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   3,090,361   $   3,477,250
  Accounts receivable -- other..............................             --          18,876
  Accounts receivable -- affiliates.........................      1,187,458         588,122
  Other.....................................................        187,202         319,409
                                                              -------------   -------------
          Total current assets..............................      4,465,021       4,403,657
Investment in NEG Holding LLC...............................     97,654,106     108,879,929
Deferred tax assets.........................................     30,589,443      25,521,738
                                                              -------------   -------------
          Total assets......................................  $ 132,708,570   $ 138,805,324
                                                              =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable -- trade.................................  $      80,767   $      45,254
  Accrued interest on senior notes..........................      2,711,023      44,359,805
                                                              -------------   -------------
          Total current liabilities.........................      2,791,790      44,405,059
Long term liabilities:
  Credit facility...........................................     10,939,750      10,939,750
  Senior notes..............................................    148,637,000     148,637,000
  Long-term interest payable on senior notes................     42,893,815              --
  Deferred gain on senior note redemption...................      9,850,794       7,812,699
Commitments and contingencies
  Stockholders' equity (deficit):
  Common stock, $.01 par value:
     Authorized shares -- 100,000,000 at December 31, 2001
       and 15,000,000 at December 31, 2002; Issued and
       outstanding shares -- 11,190,650 at December 31, 2001
       and 2002.............................................        111,907         111,907
  Additional paid-in capital................................    123,020,121     123,020,121
  Accumulated deficit.......................................   (205,536,607)   (196,121,212)
                                                              -------------   -------------
          Total stockholders' equity (deficit)..............    (82,404,579)    (72,989,184)
                                                              -------------   -------------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 132,708,570   $ 138,805,324
                                                              =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2000           2001           2002
                                                     ------------   ------------   ------------
Revenues:
  Oil and natural gas sales........................  $ 51,014,416   $ 33,175,564   $         --
  Accretion of Investment in NEG Holding LLC.......            --      9,834,206     32,878,642
  Management fee...................................            --      2,699,372      7,637,285
                                                     ------------   ------------   ------------
     Total revenue.................................    51,014,416     45,709,142     40,515,927
Costs and expenses:
  Lease operating..................................     5,671,697      3,873,671             --
  Oil and natural gas production taxes.............     2,888,468      1,694,860             --
  Depreciation, depletion and amortization.........    11,043,872      6,162,698             --
  General and administrative.......................     4,526,883      5,931,228      7,104,849
                                                     ------------   ------------   ------------
     Total costs and expenses......................    24,130,920     17,662,457      7,104,849
                                                     ------------   ------------   ------------
Operating income...................................    26,883,496     28,046,685     33,411,078
Other income (expense):
  Interest expense.................................    (9,655,622)   (21,223,820)   (18,964,052)
  Interest income and other, net...................     1,671,092       (336,568)        36,074
                                                     ------------   ------------   ------------
Income before reorganization items and income
  taxes............................................    18,898,966      6,486,297     14,483,100
Reorganization items:
  Professional fees and other......................    (1,354,015)       236,130             --
  Interest earned on accumulating cash resulting
     from Chapter 11 proceedings...................     1,064,688             --             --
                                                     ------------   ------------   ------------
Income before income taxes.........................    18,609,639      6,722,427     14,483,100
Income tax benefit (expense).......................            --     30,589,443     (5,067,705)
                                                     ------------   ------------   ------------
Income before extraordinary item...................    18,609,639     37,311,870      9,415,395
Extraordinary loss on confirmation of Joint Plan...   (33,047,231)       (11,458)            --
                                                     ------------   ------------   ------------
Net income (loss) applicable to common
  stockholders.....................................  $(14,437,592)  $ 37,300,412   $  9,415,395
                                                     ============   ============   ============
Earnings per common share, basic and diluted Income
  before extraordinary item........................  $       2.71   $       3.33   $        .84
  Extraordinary loss on confirmation of Joint
     Plan..........................................         (4.81)          (.00)            --
                                                     ------------   ------------   ------------
  Net income (loss) per common share...............  $      (2.10)  $       3.33   $        .84
                                                     ============   ============   ============
Weighted average number of common shares
  outstanding......................................     6,875,640     11,190,650     11,190,650
                                                     ============   ============   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2000           2001           2002
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES
Income from operations (net of income tax)..................  $ 18,898,966   $ 37,075,740   $  9,415,395
Chapter 11 proceeding reorganization costs, net.............      (289,327)       224,672             --
Adjustments to reconcile income from operations to net cash
  provided by operating activities:
Depreciation and depletion..................................    10,922,806      6,162,698             --
Amortization of loan costs and issuance premium.............       121,066             --             --
Amortization of deferred compensation.......................        41,682             --             --
Deferred gain amortization -- interest reduction............            --       (849,205)    (2,038,095)
Accretion of Investment in NEG Holding LLC..................            --     (9,834,206)   (32,878,642)
Deferred income taxes.......................................            --    (30,589,443)     5,067,705
Change in fair market value of derivative contracts.........      (580,500)       716,454             --
Other.......................................................        30,952             --             --
Changes in operating assets and liabilities:
  Accounts receivable.......................................    (2,558,123)     9,602,161        580,460
  Drilling prepayments......................................            --       (406,322)            --
  Derivative deposit........................................            --       (500,000)            --
  Other current assets......................................      (541,294)       139,719       (132,207)
  Accounts payable and accrued liabilities..................    (2,214,951)      (204,782)    (1,280,546)
                                                              ------------   ------------   ------------
  Net cash provided by (used in) operating activities.......    23,831,277     11,537,486    (21,265,930)
                                                              ------------   ------------   ------------
INVESTING ACTIVITIES
Oil and natural gas acquisition, exploration, and
  development expenditures..................................   (14,089,999)   (27,363,808)            --
Purchases of other property and equipment...................      (247,084)       (29,056)            --
Proceeds from sale of marketable securities.................       413,147             --             --
Proceeds from sales of oil and natural gas properties.......     2,465,213        931,744             --
Guaranteed payment from NEG Holding LLC.....................            --      3,625,473     21,652,819
Investment in NEG Holding LLC...............................            --     (4,378,983)            --
Other.......................................................      (261,550)            --             --
                                                              ------------   ------------   ------------
  Net cash provided by (used in) investing activities.......   (11,720,273)   (27,214,630)    21,652,819
                                                              ------------   ------------   ------------
FINANCING ACTIVITIES
Proceeds from common stock issuance.........................     2,000,000             --             --
Repayment of credit facility................................            --    (25,000,000)            --
Proceeds from credit facility...............................            --     10,939,750             --
Repayment of senior notes...................................            --    (10,500,000)            --
                                                              ------------   ------------   ------------
  Net cash provided by (used in) financing activities.......     2,000,000    (24,560,250)            --
                                                              ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents............    14,111,004    (40,237,394)       386,889
Cash and cash equivalents at beginning of period............    29,216,751     43,327,755      3,090,361
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of period..................  $ 43,327,755   $  3,090,361   $  3,477,250
                                                              ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash.......................................  $  6,670,638   $ 31,123,931   $ 22,246,984
                                                              ============   ============   ============
NON CASH FINANCING AND INVESTING ACTIVITIES
Transfer of assets and liabilities to NEG Holding LLC.......  $         --   $ 87,066,390   $         --
                                                              ============   ============   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                              GAIN
                                 CONVERTIBLE                                               (LOSS) ON
                               PREFERRED STOCK          COMMON STOCK         ADDITIONAL    AVAILABLE
                             --------------------   ---------------------     PAID-IN       FOR SALE     ACCUMULATED
                              SHARES     AMOUNT       SHARES      AMOUNT      CAPITAL      SECURITIES      DEFICIT
                             --------   ---------   ----------   --------   ------------   ----------   -------------
Balance at December 31,
  1999.....................   171,187   $ 171,187    5,819,475   $ 58,195   $113,436,952   $(172,407)   $(228,399,427)
  Preferred stock
    conversion pursuant to
    confirmation of Joint
    Plan...................  (171,187)   (171,187)     714,286      7,143        164,044          --               --
  Common stock issued
    pursuant to
    confirmation of Joint
    Plan...................        --          --    4,656,889     46,569      1,953,431          --               --
  Sale of marketable
    securities.............        --          --           --         --             --     172,407               --
  Net loss.................                    --           --         --             --          --      (14,437,592)
                             --------   ---------   ----------   --------   ------------   ---------    -------------
Balance at December 31,
  2000.....................        --          --   11,190,650    111,907    115,554,427          --     (242,837,019)
  Capital contribution
    related to the transfer
    of operating assets to
    NEG Holding LLC........        --          --           --         --      7,465,694          --               --
  Net income...............        --          --           --         --             --          --       37,300,412
                             --------   ---------   ----------   --------   ------------   ---------    -------------
Balance at December 31,
  2001.....................        --   $      --   11,190,650   $111,907   $123,020,121   $      --    $(205,536,607)
  Net income...............        --          --           --         --             --          --        9,415,395
                             --------   ---------   ----------   --------   ------------   ---------    -------------
Balance at December 31,
  2002.....................        --   $      --   11,190,650   $111,907   $123,020,121   $      --    $(196,121,212)
                             ========   =========   ==========   ========   ============   =========    =============


                                 TOTAL
                             STOCKHOLDERS'
                                EQUITY
                               (DEFICIT)
                             -------------
Balance at December 31,
  1999.....................  $(114,905,500)
  Preferred stock
    conversion pursuant to
    confirmation of Joint
    Plan...................             --
  Common stock issued
    pursuant to
    confirmation of Joint
    Plan...................      2,000,000
  Sale of marketable
    securities.............        172,407
  Net loss.................    (14,437,592)
                             -------------
Balance at December 31,
  2000.....................   (127,170,685)
  Capital contribution
    related to the transfer
    of operating assets to
    NEG Holding LLC........      7,465,694
  Net income...............     37,300,412
                             -------------
Balance at December 31,
  2001.....................  $ (82,404,579)
  Net income...............      9,415,395
                             -------------
Balance at December 31,
  2002.....................  $ (72,989,184)
                             =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

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

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization effective September 12, 2001, the Company's principal assets were its remaining cash balances, accounts receivable

                          NATIONAL ENERGY GROUP, INC.

from affiliates, deferred tax asset and its initial 50% membership interest in Holding LLC and its principal liabilities were the $10.9 million outstanding under its existing $100 million revolving credit facility with Arnos, the 10 3/4% Senior Notes (the "Senior Notes") and the Reinstated Interest (defined below). None of the Company's employees were transferred to Holding LLC or Operating LLC.

     As a result of the terms and conditions of the various agreements related to the repayment of the Company's indebtedness to Arnos and repayment of the priority distribution amounts and the guaranteed payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no amounts remaining for distribution to the Company's stockholders.

     Pursuant to the Plan of Reorganization, as of December 31, 2000 the Company reinstated $45.8 million of interest expense on the Senior Notes ("Reinstated Interest"). This Reinstated Interest consisted of $10.5 million of prepetition interest and $35.3 million of interest expense that did not accrue during the pendancy of the Bankruptcy Proceeding pursuant to Bankruptcy Court rules and regulations. The Reinstated Interest plus interest accrued thereon becomes due in April 2003. The Senior Note balance is $148.6 million as of December 31, 2002.

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

  CONSOLIDATION

     The 2000 consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated.

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

  INVESTMENT IN NEG HOLDING LLC

     Due to the substantial uncertainty that the Company will receive any distribution above the priority and guaranteed payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment and income is recognized from accretion of the investment up to the priority distribution amount, including the guaranteed payments (based on the interest method) (see Note 9). Following receipt of the guaranteed payments and priority distributions, the residual interest in the investment will be valued at zero.

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

     Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is required to be written off as a non-cash expense. The Company did not incur ceiling limitation writedowns during 2000 or 2001.

     The Company contributed all of its oil and natural gas assets to Holding LLC in September 2001.

     The Company capitalized internal costs of $559,000 and $454,000 for the years ended December 31, 2000 and 2001, respectively, as costs of oil and natural gas properties. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities based on a percentage of their salaries. The Company did not capitalize interest during 2000 or 2001. Effective with the transfer of the Company's oil and natural gas assets to Holding LLC, the Company no longer capitalizes internal costs.

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

     The Company sold its marketable securities in 2000 for $413,147, recognizing a loss of $102,197. The Company's investment in marketable securities was comprised of securities of another independent oil and natural gas company. The Company had no purchases or sales of marketable securities during 2001 or 2002.

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

     Allowances for bad debt totaled approximately $229,000 at December 31, 2000. At December 31, 2001 and 2002, the carrying value of the Company's accounts receivable approximates fair value.

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

                          NATIONAL ENERGY GROUP, INC.

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

  EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share. Basic earnings per share data is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. Shares issuable upon exercise of options and warrants are included in the computation of diluted earnings per common and common equivalent share to the extent that they are dilutive. Diluted earnings per share computations also assume the conversion of the Company's preferred stock (Note 10) if such conversion has a dilutive effect. For the year ended December 31, 2000, prior to the confirmation of the Joint Plan, neither the options and warrants nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Subsequent to the confirmation of the Plan of Reorganization and in 2001, all common stock equivalents had been canceled. Accordingly, both basic and diluted loss per share calculations for such periods are based on the weighted average number of common shares outstanding during 2001 and 2002.

  COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For 2000, the differences between the Company's net earnings and total comprehensive income were not material, consisting solely of unrealized gains and losses on the Company's available for sale marketable securities. There were no differences between net earnings and total comprehensive income in 2001 and 2002.

  DERIVATIVES

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The adoption of SFAS 133 and 138 did not have an impact on the Company's financial statements.

     All derivatives are recognized on the balance sheet at their fair value. Prior to the LLC Contribution, the Company periodically managed its exposure to fluctuations in oil and natural gas prices by entering into various derivative instruments consisting principally of collar options and swaps. The Company elected not to

                          NATIONAL ENERGY GROUP, INC.

designate these instruments as hedges for accounting purposes, accordingly the change in unrealized gains and losses is included in other income and expense. Cash settlements of these instruments are included in oil and natural gas sales. The following summarizes the cash settlements and unrealized gains and losses for the years ended December 31, 2000, 2001 and 2002:

                                                            2000       2001      2002
                                                          --------   ---------   ----
Gross cash receipts.....................................  $     --   $ 250,710     --
Gross cash payments.....................................        --          --     --
Valuation gains (losses)................................  $580,500   $(716,454)    --

     In connection with the LLC Contribution in September 2001, the Company contributed all of its derivative financial instruments with a fair value of $(135,954) to NEG Holding LLC. The fair value of the Company's derivative financial instruments was $580,500 at December 31, 2000. Subsequent to the LLC Contribution, the Company has not entered into any derivative financial instruments.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. It also requires the Company to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 will have no material impact on the Company's financial statements.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years with earlier application encouraged. This statement will have no material impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. ("SFAS 146") SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

                          NATIONAL ENERGY GROUP, INC.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 123"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 will have no material impact on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company is currently evaluating the impact of the adoption of Interpretation No. 46.

3.  MANAGEMENT AGREEMENT

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $7.6 million as a management fee for the year ended December 31, 2002.

4.  ACQUISITIONS AND DISPOSALS

     In January 2001, the Company sold its interest in the Shell Bayou Sorrel field located in Iberville Parish Louisiana for $.75 million.

                          NATIONAL ENERGY GROUP, INC.

     In the first quarter of 2001, the Company purchased additional working interests in the Goldsmith Adobe Unit, for approximately $2.3 million. The Company owned an approximate 99.9% working interest in this property prior to the LLC Contribution.

5.  CREDIT FACILITIES

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

     The Company currently has $10.9 million outstanding under its existing $100 million credit facility with Arnos. Arnos continues to be the holder of the credit facility; however, the $10.9 million note currently outstanding under the credit facility was contributed to Holding LLC as part of Gascon's contribution to Holding LLC on September 12, 2001. In December 2001, the maturity date of the credit facility was extended to December 31, 2003 and the Company was given a waiver of compliance with respect to any and all covenant violations. The Company anticipates repayment of this amount through the priority distribution from Holding LLC. The Company was not in compliance with the minimum interest coverage ratio at September 30, 2002 and December 31, 2002 and the current ratio at December 31, 2002, however, in December 2001 the Company was given a waiver of compliance with respect to any and all covenant violations through December 31, 2003. If no priority distribution is made by December 31, 2003, the credit facility must be extended.

     At December 31, 2002, the fair value of borrowings under the credit facility approximates the carrying value of the liability, as interest on borrowings under the facility accrues at variable rates based on prime rates.

6.  SENIOR NOTES DUE 2006

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

                          NATIONAL ENERGY GROUP, INC.

interest accrual. In connection with the Plan of Reorganization, Unaccrued Interest (including compounding interest) totalling approximately $35.3 million was reinstated (Note 1).

     The Company is unable to reasonably determine the fair value of the senior notes at December 31, 2002, due to a lack of available market quotations, credit ratings and inability to determine an appropriate discount rate.

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of Reinstated Interest for a cash consideration of $10.5 million. The Company paid two Arnos affiliates approximately $.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001, to the date of redemption. As this was a partial redemption of the senior notes, it has been accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the bonds. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

7.  SUBSEQUENT EVENTS

     On March 26, 2003, NEG Holding LLC distributed the $10.9 million note outstanding under the existing credit facility to the Company as a priority distribution. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.7 million loan to Operating LLC under the amended credit facility; Operating LLC then distributed $42.7 million to Holding LLC who, thereafter, made a $42.7 million priority distribution to the Company. The Company utilized these funds to pay the entire amount of the Reinstated Interest and interest accrued thereon outstanding on March 27, 2003.

8.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space under an operating lease. Rental expense charged to operations was approximately $500,000, 553,000 and $564,000 during the years ended December 31, 2000, 2001 and 2002, respectively. Minimum lease payments under future operating lease commitments at December 31, 2002, are as follows:

2003........................................................  596,128
2004........................................................  596,128
2005........................................................  596,128
2006........................................................  596,128
2007........................................................  596,128

     The Company is not a party to any material pending legal proceedings. The Company's Joint Plan became effective August 4, 2000, at which time the Company emerged from bankruptcy with the authority to conduct its business operations without Bankruptcy Court approval.

9.  INVESTMENT IN NEG HOLDING LLC

     As explained below, the Company's investment in NEG Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

                          NATIONAL ENERGY GROUP, INC.

     The following is a summary income statement for NEG Holding LLC for the years ended December 31, 2001 and 2002.

                                                               2001           2002
                                                            -----------   ------------
Total revenues............................................  $12,636,933   $ 39,509,362
Total cost and expenses...................................   19,988,426    (32,064,463)
                                                            -----------   ------------
Operating income..........................................    2,648,512      7,444,899
Other income (expense)....................................   (3,939,972)     6,481,202
                                                            -----------   ------------
Net income (loss).........................................  $(1,291,460)  $ 13,926,101
                                                            ===========   ============

     Under the Holding LLC Operating Agreement, the Company is to receive guaranteed payments in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid, on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding priority distribution amount. After the payments to the Company, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. The order of distributions is listed below. Because of the substantial uncertainty that the Company will receive any distributions above the priority and guaranteed payment amounts, the Company will account for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment, and income is recognized from accretion of the investment up to the priority distribution amount including the guaranteed payments (based on the interest method) and the residual interest attributable to Holding LLC will be valued at zero.

Investment balance at December 31, 2001.....................  $ 97,654,106
Accretion of investment.....................................    32,878,642
Distribution from Holding LLC...............................   (21,652,819)
                                                              ------------
Investment balance at December 31, 2002.....................  $108,879,929
                                                              ============

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

                          NATIONAL ENERGY GROUP, INC.

       over (b) the cumulative distributions by Holding LLC to Gascon), over (b) distributions previously made to Gascon pursuant to this provision in the Holding LLC Operating Agreement.

     - Third, to the Company and Gascon in accordance with their then respective Capital Accounts.

10.  STOCKHOLDERS' EQUITY

     In connection with the Plan of Reorganization, all 330,000 shares of the Company's preferred stock issuances were converted into 714,286 shares of newly issued common stock of the reorganized Company. Accordingly, no shares of preferred stock are outstanding as of December 31, 2001 and 2002.

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

  STOCK OPTIONS

     A summary of the Company's stock option activity, and related information for the years ended December 31, 2000, 2001, and 2002, follows:

                                      2000                  2001                 2002
                               -------------------   ------------------   ------------------
                                          WEIGHTED             WEIGHTED             WEIGHTED
                                          AVERAGE              AVERAGE              AVERAGE
                                          EXERCISE             EXERCISE             EXERCISE
                               OPTIONS     PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                               --------   --------   -------   --------   -------   --------
Outstanding at beginning of
  year.......................   649,500    $3.61        --      $  --        --      $  --
Granted......................        --       --        --         --        --         --
Exercised....................        --       --        --         --        --         --
Canceled.....................  (649,500)    3.61        --         --        --         --
                               --------               ----                 ----
Outstanding at end of year...        --    $  --        --      $  --        --      $  --
                               ========               ====                 ====
Exercisable at end of year...        --    $  --        --      $  --        --      $  --
                               ========               ====                 ====

     All outstanding stock options were cancelled pursuant to confirmation of the Plan of Reorganization.

                          NATIONAL ENERGY GROUP, INC.

     The Company has not issued any options subsequent to the confirmation of the Plan of Reorganization.

  STOCK PURCHASE PLAN

     During 1998, the Company's shareholders approved the Company's Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, employees can purchase the common stock of the Company at a specified price through payroll deductions during an offering period, currently established on a semi-annual basis. During 2000, no shares were issued to employees under the ESPP. This plan was terminated during 2001.

11.  INCOME TAXES

     The (provision) benefit for U.S. federal income taxes attributable to continuing operations is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2000          2001          2002
                                                -----------   -----------   -----------
Current.......................................  $ 2,577,452   $        --   $        --
Deferred......................................   (2,577,452)   30,589,443    (5,067,705)
                                                -----------   -----------   -----------
                                                $        --   $30,589,443   $(5,067,705)
                                                ===========   ===========   ===========

     The reconciliation of income taxes computed at the U.S. federal statutory tax rates to the benefit for income taxes on income from continuing operations is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2000          2001          2002
                                                -----------   -----------   -----------
Income tax benefit (expense) at statutory
  rate........................................  $(6,513,374)  $(2,352,849)  $(5,069,085)
Valuation allowance on deferred tax assets....    6,513,374    33,546,155            --
Other.........................................           --      (603,863)        1,380
                                                -----------   -----------   -----------
                                                $        --   $30,589,443   $(5,067,705)
                                                ===========   ===========   ===========

     The computation of the net deferred tax asset (liability) follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2001           2002
                                                           ------------   ------------
Deferred tax assets (liabilities):
Investment in NEG Holding LLC............................  $ 21,747,074   $  8,439,825
Property and equipment...................................            --             --
Net operating loss carryforwards.........................    41,821,430     35,458,771
Statutory depletion carryforwards........................            --             --
Other, net...............................................     3,524,831      2,811,498
                                                           ------------   ------------
                                                             67,093,335     46,710,094
Less valuation allowance.................................   (36,503,892)   (21,188,356)
                                                           ------------   ------------
                                                           $ 30,589,443   $ 25,521,738
                                                           ============   ============

     At December 31, 2002, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $101.3 million which begin expiring in 2003. Utilization of approximately $27.6 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue
Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. Prior to the formation of Holding LLC, the income tax benefit associated with the

                          NATIONAL ENERGY GROUP, INC.

loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, the company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $31.9 million in September 2001, $25.5 million as of December 31, 2002. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision.

12.  NATURAL GAS HEDGING ACTIVITIES AND FORWARD SALES CONTRACTS

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

13.  CRUDE OIL AND NATURAL GAS PRODUCING ACTIVITIES

     The Company contributed all of its oil and natural gas assets to Holding LLC in September 2001.

     Costs incurred in connection with the exploration acquisition, development, and exploitation of the Company's crude oil and natural gas properties for the years ended December 31, 2000, 2001, and 2002, are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                          2000         2001       2002
                                                       ----------   -----------   -----
Acquisitions of properties:
  Proved.............................................  $       --   $ 2,332,000   $  --
Exploration costs....................................   4,025,887     9,584,677      --
Development costs....................................   7,264,112    15,447,131      --
Depletion rate per Mcfe..............................         .88           .85      --

     The Company did not incur ceiling limitation writedowns during 2000, 2001 or 2002.

     Revenues from individual purchasers that exceed 10% of total crude oil and natural gas sales are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                         2000          2001       2002
                                                      -----------   -----------   -----
Plains Marketing and Transportation.................  $22,436,810   $10,984,365   $  --
Crosstex Energy.....................................    5,597,853     4,286,226      --
Aquila Energy Corp..................................    7,727,339     5,701,992      --
Duke Energy Field Services..........................           --     3,352,172      --

                          NATIONAL ENERGY GROUP, INC.

     The Company no longer owns any oil and natural gas assets and, consequently, no longer transacted business with the above purchasers from September 2001 due to the transfer of it's oil and natural gas assets to Holding LLC.

14.  SUPPLEMENTARY CRUDE OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED)

     The revenues generated by the Company's operations were highly dependent upon the prices of, and demand for, oil and natural gas. The price received by the Company for its oil and natural gas production depended on numerous factors beyond the Company's control, including seasonality, the condition of the U.S. economy, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic governmental regulations, legislation and policies.

     The Company has made ordinary course capital expenditures for the development, and exploitation of oil and natural gas reserves, subject to economic conditions. The Company had interests in crude oil and natural gas properties that are principally located onshore in Texas, Louisiana, Oklahoma, and Arkansas. The Company does not own or lease any crude oil and natural gas properties outside the United States.

     In 2000, estimates of the Company's net recoverable crude oil, natural gas, and natural gas liquid reserves were prepared by Netherland, Sewell & Associates, Inc. The estimated reserves and related future net revenues as of August 31, 2001, were prepared internally using the estimated reserves and related future net revenues prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2001 for the oil and natural gas properties contributed to Holding LLC. This was accomplished by adding back production for the four month period August 31, 2001 to December 31, 2001 and using constant prices in effect at August 31, 2001. Estimated proved net recoverable reserves as shown below, include only those quantities that can be expected to be recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.

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

                          NATIONAL ENERGY GROUP, INC.

     Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

                                                                           NATURAL GAS
                                                              CRUDE OIL     (THOUSAND
                                                              (BARRELS)    CUBIC FEET)
                                                              ----------   -----------
December 31, 1999...........................................   5,614,028    62,896,183
  Sales of reserves in place................................    (429,041)   (4,614,202)
  Purchase of reserves in place.............................     255,998       275,147
  Extensions and discoveries................................      24,000     1,928,963
  Revisions of previous estimates...........................   1,108,496    10,613,028
  Production................................................    (798,711)   (7,080,968)
                                                              ----------   -----------
December 31, 2000...........................................   5,774,770    64,018,151
                                                              ----------   -----------
  Sales of reserves in place................................     (26,159)     (284,477)
  Extensions and discoveries................................      43,125     2,198,994
  Revisions of previous estimates...........................  (1,324,266)   (3,167,139)
  Production................................................    (428,406)   (4,333,425)
  Transfer to NEG Holding LLC...............................  (4,039,064)  (58,432,104)
                                                              ----------   -----------
December 31, 2001...........................................          --            --
                                                              ==========   ===========
Proved developed reserves:
  December 31, 2000.........................................   4,866,957    57,320,408
  December 31, 2001.........................................          --            --
  December 31, 2002.........................................          --            --

     The Company contributed all of its oil and natural gas assets to Holding LLC in September 2001, in exchange for a 50% interest in Holding LLC.

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

                          NATIONAL ENERGY GROUP, INC.

future economic conditions, varying discount rates, and consideration of other than proved reserves would have to be incorporated into the calculation. In addition, there are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production that impair the usefulness of the data.

     The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                  2001        2002
                                                              -------------   -----
Future cash inflows.........................................  $ 284,016,000   $  --
Future production and development costs.....................   (116,958,000)     --
Future income tax expenses..................................             --      --
                                                              -------------   -----
Future net cash flows.......................................    167,058,000      --
10% annual discount for estimated timing of cash flows......    (64,799,200)     --
Transfer of assets to NEG Holding LLC.......................   (102,258,800)     --
                                                              -------------   -----
Standardized measure of discounted future net cash flows....  $          --   $  --
                                                              =============   =====

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                       2000           2001        2002
                                                   ------------   -------------   -----
Sales and transfers of crude oil and natural gas
  produced, net of production costs..............  $(42,454,251)  $ (27,891,598)  $  --
Net changes in prices and production costs.......   222,214,763    (227,266,392)     --
Development costs incurred during the period and
  changes in estimated future development
  costs..........................................   (13,322,548)    (12,963,031)     --
Purchases of reserves in place...................     5,005,436              --      --
Sales of reserves in place.......................   (11,091,847)     (2,249,136)     --
Extensions and discoveries, less related costs...    10,983,523       4,038,494      --
Revisions of previous quantity estimates.........    73,724,762     (25,919,134)     --
Accretion of discount............................    10,889,270      28,573,300      --
Net change in income taxes.......................   (78,138,335)     78,138,335      --
Changes in production rates (timing) and other...      (970,473)      2,064,962      --
Transfer of assets to NEG Holding LLC............            --    (102,258,800)     --
                                                   ------------   -------------   -----
Net change.......................................  $176,840,300   $(285,733,000)  $  --
                                                   ============   =============   =====

     During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The net weighted average prices of crude oil and natural gas at December 31, 2000 and August 31, 2001, used in the above table were $25.95 and $26.02 per barrel of crude oil, respectively, and $10.53 and $2.49 per thousand cubic feet of natural gas, respectively.

                          NATIONAL ENERGY GROUP, INC.

15.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     The Company's operating results for each quarter of 2001 and 2002 are summarized below (in thousands, except per share data).

                                                         THREE MONTHS ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
YEAR ENDED DECEMBER 31, 2001
  Total revenues.........................  $14,650    $12,077     $ 9,411        $ 9,571
                                           =======    =======     =======        =======
  Operating income loss..................  $ 9,262    $ 6,111     $ 4,967        $ 7,707
                                           =======    =======     =======        =======
  Income before extraordinary item.......  $ 3,551    $   729     $31,188        $ 1,844
                                           =======    =======     =======        =======
  Net income.............................  $ 3,539    $   729     $31,188        $ 1,844
                                           =======    =======     =======        =======
  Per common share:
     Net Income..........................  $   .32    $   .07     $  2.79        $   .15
                                           =======    =======     =======        =======
  Production:
     Oil (Bbl)...........................      143        170         115             --
     Natural gas (Mcf)...................    1,552      1,654       1,127             --
     Natural gas equivalent (Mcfe).......    2,411      2,671       1,807             --
YEAR ENDED DECEMBER 31, 2002:
  Total revenues.........................  $ 9,844    $10,057     $10,228        $10,387
                                           =======    =======     =======        =======
  Operating income.......................  $ 8,021    $ 8,196     $ 8,596        $ 8,598
                                           =======    =======     =======        =======
  Net income.............................  $ 2,127    $ 2,248     $ 2,508        $ 2,532
                                           =======    =======     =======        =======
  Per common share:
     Net Income..........................  $   .19    $   .20     $   .22        $   .23
                                           =======    =======     =======        =======

                         REPORT OF INDEPENDENT AUDITORS

The Members
NEG Holding LLC

     We have audited the accompanying consolidated balance sheets of NEG Holding LLC ("the Company") , as of December 31, 2002 and 2001, and the related consolidated statements of operations, members' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEG Holding LLC as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Dallas, Texas
March 27, 2003

                                NEG HOLDING LLC

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2001            2002
                                                              -------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $  78,300,040   $  15,010,168
  Restricted cash...........................................             --      10,704,144
  Accounts receivable -- oil and natural gas sales..........      5,200,759      10,352,826
  Accounts receivable -- joint interest and other...........        684,383         499,080
  Notes receivable -- other.................................             --       2,774,968
  Hedge deposit.............................................             --       1,800,000
  Drilling prepayments......................................        269,017         726,582
  Other.....................................................      1,163,705         258,639
                                                              -------------   -------------
       Total current assets.................................     85,617,904      42,126,407
Oil and natural gas properties, at cost (full cost method):
  Subject to ceiling limitation.............................    408,153,509     471,051,556
  Accumulated depreciation, depletion, and amortization.....   (288,623,734)   (302,717,442)
                                                              -------------   -------------
     Net oil and natural gas properties.....................    119,529,775     168,334,114
Other property and equipment................................      2,896,529       4,728,496
Accumulated depreciation....................................     (2,284,453)     (3,405,751)
                                                              -------------   -------------
  Net other property and equipment..........................        612,076       1,322,745
Notes receivable -- affiliates..............................     10,939,750      10,939,750
Other long term assets......................................         21,853          14,353
                                                              -------------   -------------
       Total assets.........................................  $ 216,721,358   $ 222,737,369
                                                              =============   =============

                              LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................  $   2,500,657   $   2,715,039
  Accounts payable -- affiliate.............................      1,187,458         588,122
  Accounts payable -- revenue...............................      2,923,423       2,898,892
  Prepayments from partners.................................        190,371         248,187
  Other.....................................................        105,838         164,381
  Financial instruments/short sale..........................             --      10,704,144
  Hedge valuation...........................................             --       3,608,462
                                                              -------------   -------------
       Total current liabilities............................      6,907,747      20,927,227
Long term liabilities:
  Note payable..............................................      1,305,035       1,026,442
  Gas balancing.............................................        939,964         941,806
Members' equity.............................................    207,568,612     199,841,894
                                                              -------------   -------------
       Total liabilities and members' equity................  $ 216,721,358   $ 222,737,369
                                                              =============   =============

                            See accompanying notes.

                                NEG HOLDING LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2001          2002
                                                              -----------   -----------
Revenues:
  Oil and natural gas sales.................................  $12,433,923   $38,928,380
  Field operations..........................................      203,015       403,933
  Plant operations..........................................           --       177,049
                                                              -----------   -----------
     Total revenue..........................................   12,636,938    39,509,362
Costs and expenses:
  Lease operating...........................................    2,687,243     8,508,744
  Field operations..........................................      124,478       420,188
  Plant operations..........................................           --        68,767
  Oil and natural gas production taxes......................      721,364     1,874,854
  Depreciation, depletion and amortization..................    4,348,515    15,509,106
  General and administrative................................    2,106,826     5,682,804
                                                              -----------   -----------
     Total costs and expenses...............................    9,988,426    32,064,463
                                                              -----------   -----------
Operating income............................................    2,648,512     7,444,899
Other income (expense):
  Interest expense..........................................      (63,982)      (96,491)
  Interest income and other, net............................      561,247     1,245,204
  Derivative loss...........................................   (4,647,782)   (3,608,462)
  Interest income from affiliate............................      210,545       546,228
  Commitment fee income.....................................           --       175,000
  Dividend expense..........................................           --      (145,200)
  Gain on sale of securities................................           --     8,711,915
  Unrealized loss on financial instruments..................           --      (346,992)
                                                              -----------   -----------
Net income (loss)...........................................  $(1,291,460)  $13,926,101
                                                              ===========   ===========

                            See accompanying notes.

                                NEG HOLDING LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                  2001           2002
                                                              ------------   ------------
OPERATING ACTIVITIES
Net income (loss)...........................................  $ (1,291,460)  $ 13,926,101
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and depletion................................     4,348,515     15,509,106
  Change in fair market value of derivative contracts.......     4,647,782      3,608,462
  Unrealized loss on financial instruments..................            --        346,992
  Loss on sale of assets....................................            --          7,058
Changes in operating assets and liabilities:
  Accounts receivable.......................................     1,464,018     (2,069,815)
  Notes receivable..........................................            --     (2,774,968)
  Drilling prepayments......................................     1,256,775       (457,565)
  Derivative deposit........................................     6,500,000     (1,800,000)
  Other current assets......................................      (366,434)       912,577
  Accounts payable and accrued liabilities..................      (390,195)      (566,450)
                                                              ------------   ------------
  Net cash provided by operating activities.................    16,169,001     26,641,498
                                                              ------------   ------------
INVESTING ACTIVITIES
Oil and natural gas exploration and development
  expenditures..............................................    (8,794,086)   (18,106,385)
Longfellow Ranch acquisition................................            --    (51,037,347)
Purchases of other property and equipment...................      (124,783)      (222,039)
Increase in restricted cash.................................            --       (346,992)
Proceeds from sales of oil and natural gas properties.......        86,311      1,434,212
Member contributions........................................    81,834,570             --
Guaranteed payment to member................................   (10,870,973)   (21,652,819)
                                                              ------------   ------------
Net cash provided by (used in) investing activities.........    62,131,039    (89,931,370)
                                                              ------------   ------------
Increase (decrease) in cash and cash equivalents............    78,300,040    (63,289,872)
Cash and cash equivalents at beginning of period............            --     78,300,040
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $ 78,300,040   $ 15,010,168
                                                              ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash.......................................  $         --   $     96,491
                                                              ============   ============
NON CASH FINANCING AND INVESTING ACTIVITIES
Contribution of assets by members...........................  $138,116,670   $         --
                                                              ============   ============

                            See accompanying notes.

                                NEG HOLDING LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                                MEMBERS'
                                                                 EQUITY
                                                              ------------
Balance at January 1, 2001..................................  $         --
  Members' contribution.....................................   219,731,045
  Guaranteed payment to member..............................   (10,870,973)
  Net loss..................................................    (1,291,460)
                                                              ------------
Balance at December 31, 2001................................  $207,568,612
  Guaranteed payment to member..............................   (21,652,819)
  Net income................................................    13,926,101
                                                              ------------
  Balance at December 31, 2002..............................  $199,841,894
                                                              ============

                            See accompanying notes.

                                NEG HOLDING LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1.  BACKGROUND AND BANKRUPTCY FILING

     NEG Holding LLC (the "Company"), a Delaware limited liability company, was formed in August 2000. Start up costs of the Company were incurred by Gascon and were not significant. No other activity occurred from August 2000 until the Members' contributions in September 2001. In exchange for an initial 50% membership interest in the Company, on September 12, 2001, but effective as of May 1, 2001, National Energy Group, Inc. ("NEG") contributed to the Company all of its operating assets and oil and natural gas properties. In exchange for its initial 50% membership interest in the Company, Gascon Partners ("Gascon"), contributed its sole membership interest in Shana National LLC, an oil and natural gas producing company, and cash, including a $10.9 million Revolving
Note issued to Arnos Corp. ("Arnos"), evidencing the borrowings under the NEG revolving credit facility. In connection with the foregoing, the Company initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. Gascon is currently the managing member of the Company. All of the oil and natural gas assets contributed by NEG and all of the oil and natural gas assets associated with Gascon's contribution to the Company were transferred from the Company to Operating LLC on September 12, 2001, but effective as of May 1, 2001. Allocation of membership interest in the Company was based principally on the estimated fair value of the assets contributed as of May 1, 2001, with each member contributing assets of equal fair value. The following summarizes the historical book carrying value of the net assets contributed as of September 1, 2001.

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

                                NEG HOLDING LLC

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

     Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is required to be written off as a non-cash expense. The Company did not incur a ceiling writedown in 2001 and 2002. Using December 31, 2001, constant prices and costs in accordance with the published guidelines of the SEC, there was a potential ceiling writedown of $6.3 million in the fourth quarter of 2001. On March 18, 2002, the ceiling limitation test was performed using pricing in effect at that date. The net weighted average prices used were $23.79 per barrel of oil and $3.49 per Mcf of natural gas. Using this pricing, there is no ceiling limitation as of March 18, 2002. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

     The Company has capitalized internal costs of $202,000 and $601,000 for the years ended December 31, 2001 and 2002, respectively, as costs of oil and natural gas properties. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities based on a percentage of their salaries.

     The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require

                                NEG HOLDING LLC
the Company to remove or mitigate the environment effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

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

     In November 2002, the Company completed the acquisition of producing oil and natural gas properties in Pecos County, Texas known as Longfellow Ranch Field. The consideration for this acquisition consisted of $45.4 million in cash, which was funded from available cash.

     In December 2002, the Company completed the acquisition of additional interest in Longfellow Ranch Field in Pecos County, Texas. The consideration for this acquisition consisted of $2.9 million in cash, which was funded from available cash.

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

                                NEG HOLDING LLC

     Allowances for bad debt totaled approximately $229,000 at December 31, 2001 and $104,000 at December 31, 2002. At December 31, 2002, the carrying value of the Company's accounts receivable approximates fair value.

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

  COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between net earnings and total comprehensive income in 2001 and 2002.

  DERIVATIVES

     The Company follows SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133" that requires, that all derivative instruments be recorded on the balance sheet at their respective fair value.

     Prior to contributing all oil and natural gas assets to the Company, NEG periodically managed its exposure to fluctuations in oil and natural gas prices by entering into various derivative instruments consisting principally of collar options and swaps. NEG elected not to designate these instruments as hedges for accounting purposes, accordingly the change in unrealized gains and losses is included in other income and expense. Cash settlements of these instruments are included in oil and natural gas sales. The Company has accounted for these instruments in the same manner. The following summarizes the cash settlements and unrealized gains and losses for the years ended December 31, 2001 and 2002:

                                                                 2001         2002
                                                              ----------   ----------
Gross cash receipts.........................................  $1,400,836   $1,246,080
Gross cash payments.........................................  $  178,805   $    2,430
Valuation loss..............................................  $4,647,782   $3,608,462

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

     The Company received various commodity swap agreements ("contracts") from Gascon and NEG as part of their initial contribution of assets and liabilities in September 2001. The counterparty to these instruments was through Enron North America Corp. As of December 2001, Enron Corp. and Enron North America Corp. et al ("Enron") filed for protection under Chapter 11, Title 18 of the United States Code. Enron ceased making payments under the various contracts in November 2001, prior to the bankruptcy filings. Accordingly, each of the contracts shall be administered as a claim filed by the Company in the Enron bankruptcy proceedings. The Company estimates its claim against Enron related to these contracts is approximately $7.25 million. The $7.25 million claim represents a hedge against future oil and natural gas prices and does not reflect a cash gain or loss on the contracts. For this reason, no asset or liability was

                                NEG HOLDING LLC
recorded at December 31, 2001 and the Company recorded a net non cash valuation loss of $4.6 million through December 31, 2001 in connection with these contracts. The Company cannot predict what amount, if any may be ultimately received in the Enron bankruptcy proceeding.

     The following is a summary of the oil and natural gas no-cost commodity price collars with Shell Trading [US] Company outstanding at December 31, 2002:

                                                VOLUME/     PRODUCTION
DATE OF CONTRACT                                 MONTH        MONTH      FLOOR    CEILING
----------------                              -----------   ----------   ------   -------
August 2002.................................  30,000 Bbls      2003      $23.55   $26.60
August 2002.................................  300,000 Mcf      2003      $ 3.25   $ 4.62
November 2002...............................  300,000 Mcf      2003      $ 3.50   $ 4.74
November 2002...............................  300,000 Mcf      2004      $ 3.35   $ 4.65
November 2002...............................  300,000 Mcf      2005      $ 3.25   $ 4.60

     A liability of $3.6 million has been recorded by the Company as of December 31, 2002 in connection with these contracts.

     On January 28, 2003, the Company entered into an eleven month fixed price swap agreement with Plains Marketing, L.P, consisting of a contract for 28,000 barrels of oil per month at a fixed price of $28.35 effective February 2003 through December 2003.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June  2001,  the  Financial Accounting  Standards  Board  (FASB)  issued
Statements of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. It also requires the Company to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. Upon adoption of SFAS No. 143, the Company estimates the impact will be to increase oil and natural gas properties $4.9 million, and to record an abandonment obligation of $3.0 million and a cumulative transition adjustment gain of $1.9 million. The Company will finalize these calculations and record the effects in the first quarter of 2003.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years with earlier application encouraged. This statement will have no material impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." ("SFAS 146") SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

                                NEG HOLDING LLC

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company is currently evaluating the impact of the adoption of Interpretation No. 46.

3.  MANAGEMENT AGREEMENT

     The management and operation of Operating LLC is being undertaken by NEG pursuant to a Management Agreement (the "Management Agreement") which NEG has entered into with Operating LLC. The strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of the Company (currently Gascon). The Management Agreement provides that NEG will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. NEG's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC, although the Management Agreement provides that the salary of NEG's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20%
attributable to the managed oil and natural gas properties. In exchange for NEG's management services, Operating LLC shall pay NEG a management fee of 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by NEG in operating the oil and natural gas properties which either NEG, or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to NEG. In addition, Operating LLC has agreed to indemnify NEG to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $2.7 million and $7.6 million as a management fee to NEG for the years ended December 31, 2001 and 2002. These amounts are included in the general and administrative expenses.

4.  ACQUISITIONS

     In November 2002, the Company completed the acquisition of producing oil and natural gas properties in Pecos County, Texas known as Longfellow Ranch Field. The consideration for this acquisition consisted of $45.4 million in cash, which was funded from available cash.

                                NEG HOLDING LLC

     In December 2002, the Company completed the acquisition of additional interest in Longfellow Ranch Field in Pecos County, Texas. The consideration for this acquisition consisted of $2.9 million in cash, which was funded from available cash.

     The following pro forma data presents the results of the Company for the year ended 2002, as if the acquisition of properties had occurred on January 1, 2002. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisition been consummated as presented. The following data reflect pro forma adjustments for the oil and natural gas revenues, production costs, and depreciation and depletion related to the properties (in thousands).

                                                               PRO FORMA
                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2002
                                                              ------------
                                                              (UNAUDITED)
Revenues:
  Oil and natural gas sales.................................    $ 47,659
  Plant operations..........................................       1,515
  Field operations..........................................         404
                                                                --------
     Total revenue..........................................      49,578
Costs and expenses:
  Oil and natural gas production taxes......................      (2,414)
  Lease operating...........................................     (12,250)
  Depreciation and depletion................................     (20,206)
  Plant operations expense..................................        (529)
  Field operations..........................................        (420)
  General and administrative................................      (5,683)
                                                                --------
     Total expense..........................................     (41,502)
                                                                --------
Operating income............................................    $  8,076
                                                                ========
Net income..................................................    $ 14,557
                                                                ========

     The impact of this acquisition was insignificant to the 2001 pro forma results of operations.

5.  NOTE RECEIVABLE FROM AFFILIATE

     A $10.9 million note receivable from NEG was contributed to the Company as part of Gascon's contribution on September 12, 2001. The maturity date on the note was extended to December 31, 2003. The interest rate on the note accrues at variable rates based on prime rates. The carrying value of the note approximates the fair value at December 31, 2002. This note was distributed to NEG as a priority distribution on March 26, 2003.

6.  INVESTMENTS

     In January 2002, the Company acquired stock valued at $49.95 million, which was sold at a gain of $8.7 million in February 2002. In an unrelated transaction, the Company completed a short sale of stock in November 2002 for $10.4 million. At December 31, 2002, this short sale position remained open and the mark-to-market value of such stock resulted in an unrealized loss of $0.3 million. The proceeds received and additional amounts required to settle the short sale obligation of $10.7 million are classified as restricted cash.

                                NEG HOLDING LLC

7.  SUBSEQUENT EVENTS

     On March 26, 2003, the Company distributed the $10.9 million note outstanding under the existing credit facility to NEG as a priority distribution. Also, on March 26, 2003 NEG, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.7 million loan to Operating LLC under the amended credit facility; Operating LLC then distributed $42.7 million to the Company who, thereafter, made a $42.7 million priority distribution to NEG. NEG utilized these funds to pay the entire amount of the Reinstated Interest and interest accrued thereon outstanding on March 27, 2003.

8.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into a management agreement with NEG to manage Operating LLC's oil and natural gas assets until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any oil and natural gas assets.

     The Company is obligated to make semi-annual payments to NEG "Guaranteed Payments" as defined in the Holding LLC Operating Agreement referred herein. A payment for $10.9 million was made in November 2001 under this obligation. Two payments totaling $21.7 million were made in 2002 under this obligation. In March 2003, the Company made a priority distribution of $53.6 million to NEG.

9.  INVESTMENT IN NEG HOLDING LLC OPERATING AGREEMENT

     Under the Holding LLC Operating Agreement, NEG is to receive guaranteed payments in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid, on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding priority distribution amount. After the payments to NEG, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined. After the above distributions to NEG and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. The order of distributions is listed below.

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

                                NEG HOLDING LLC

10.  CRUDE OIL AND NATURAL GAS PRODUCING ACTIVITIES

     Costs incurred in connection with the exploration acquisition, development, and exploitation of the Company's crude oil and natural gas properties for the year ended December 31, 2001 and 2002, (all of which occurred after the contribution of assets by NEG and Gascon) are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2001         2002
                                                              ----------   -----------
Acquisition of properties...................................  $       --   $49,049,174
Exploration costs...........................................   2,817,625     1,072,997
Development costs...........................................   5,976,461    16,124,610
Depletion rate per Mcfe.....................................  $     1.04   $      1.29

     Revenues from individual purchasers that exceed 10% of total crude oil and natural gas sales are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2001         2002
                                                              ----------   -----------
Plains Marketing and Transportation.........................  $4,262,310   $12,512,767
Crosstex Energy Services, Inc. .............................          --     4,843,756

11.  SUPPLEMENTARY CRUDE OIL AND NATURAL GAS RESERVE INFORMATION (UNAUDITED)

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

     In 2001 and 2002, estimates of the Company's net recoverable crude oil, natural gas, and natural gas liquid reserves were prepared by Netherland, Sewell & Associates, Inc. and Prator Bett, LLC. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.

     Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

                                NEG HOLDING LLC

     Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

                                                                          NATURAL GAS
                                                              CRUDE OIL    (THOUSAND
                                                              (BARRELS)   CUBIC FEET)
                                                              ---------   -----------
January 1, 2001.............................................         --            --
  Contribution from NEG.....................................  4,039,064    58,432,104
  Contribution from Gascon..................................  1,009,388    13,848,084
  Purchase of reserves in place.............................      4,575       338,406
  Extensions and discoveries................................    351,245    12,518,633
  Revisions of previous estimates...........................         --        17,048
  Production................................................   (245,389)   (2,723,000)
                                                              ---------   -----------
December 31, 2001...........................................  5,158,883    82,431,275
  Purchases of reserves in place............................     30,436    34,196,450
  Sales of reserves in place................................   (223,214)           --
  Extensions and discoveries................................     28,892    14,403,643
  Revisions of previous estimates...........................    842,776      (636,931)
  Production................................................   (629,100)   (7,827,100)
                                                              ---------   -----------
December 31, 2002...........................................  5,208,673   122,567,337
                                                              =========   ===========
Proved developed reserves:
  December 31, 2001.........................................  4,607,434    67,188,454
  December 31, 2002.........................................  3,539,450    92,382,411

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

                                NEG HOLDING LLC

     The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

                                                                 DECEMBER 31,
                                                         -----------------------------
                                                             2001            2002
                                                         -------------   -------------
Future cash inflows....................................  $ 316,298,819   $ 758,633,342
Future production and development costs................   (127,339,430)   (248,072,491)
                                                         -------------   -------------
Future net cash flows..................................    188,959,389     510,560,851
10% annual discount for estimated timing of cash
  flows................................................    (75,837,589)   (199,928,529)
                                                         -------------   -------------
Standardized measure of discounted future net cash
  flows................................................  $ 113,121,800   $ 310,632,322
                                                         =============   =============

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                               2001           2002
                                                           ------------   ------------
Contribution from NEG....................................  $102,258,800   $         --
Contribution from Gascon.................................    34,528,067             --
Purchases of reserves....................................            --    102,916,472
Sales of reserves in place...............................            --     (2,509,704)
Sales and transfers of crude oil and natural gas
  produced, net of production costs......................    (9,025,316)   (31,115,247)
Net changes in prices and production costs...............   (10,960,878)   112,380,701
Development costs incurred during the period and changes
  in estimated future development costs..................   (33,987,448)   (45,230,813)
Extensions and discoveries, less related costs...........    24,358,514     43,640,702
Revisions of previous quantity estimates.................        11,491      8,510,824
Accretion of discount....................................     3,408,627     11,312,180
Changes in production rates (timing) and other...........     2,529,943     (2,394,593)
                                                           ------------   ------------
Net change...............................................  $113,121,800   $197,510,522
                                                           ============   ============

     During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The net weighted average prices of crude oil and natural gas at December 31, 2001 and 2002, used in the above table were $18.48 and $29.86 per barrel of crude oil, respectively, and $2.68 and $4.92 per thousand cubic feet of natural gas, respectively.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1     Debtors Joint Plan of Reorganization under Chapter 11 of the
         Bankruptcy Code dated May 12, 2000(12)
 2.2     Debtor's  and  Official  Committee  of  Unsecured Creditors'
         Joint  Disclosure  Statement  under  Section  1125  of   the
         Bankruptcy   Code  Regarding   the  Debtor's   and  Official
         Committee   of   Unsecured   Creditors'   Joint   Plan    of
         Reorganization  under  Chapter  11 of  the  Bankruptcy Code, dated May 12 2000(12)
 3.1     Restated  Certificate  of   Incorporation  filed  with   the
         Secretary of State of Delaware on October 16, 2000(13)
 3.2     By-laws of the Company(2)
 4.1     Indenture  dated as of November  1, 1996, among the Company,
         National Energy Group of  Oklahoma, Inc. (the  "Guarantor"),
         formerly NEG-OK, and Bank One, Columbus, N.A.(3)
 4.2     Indenture  dated August 21, 1997, among the Company and Bank
         One, N.A.(9)
 4.3     Instrument of Resignation, Appointment and Acceptance, dated
         October 23, 1998,  between the Company,  Bank One, N.A.  and
         Norwest Bank Minnesota, N.A.(11)
10.1     Crude Oil Purchase Contract, dated February 8, 1993, between the Company and Plains Marketing and Transportation Inc. and
         the  predecessor contract, the  Crude Oil Purchase Contract, dated November  12, 1991,  between Sunnybrook  Transmission,
         Inc. and TriSearch Inc.(4)
10.2     National  Energy  Group,  Inc.  1996  Incentive Compensation
         Plan(7)
10.3     National Energy Group, Inc. Employee Stock Purchase Plan(8)
10.4     National Energy Group, Inc. Employee Severance Policy(11)
10.5     Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais")  and
         the   Company,  NEG-OK  and   Boomer  Marketing  Corporation
         ("Boomer")(1)
10.6     $50,000,000 Revolving Note dated August 29, 1996 payable  to
         Bank One(1)
10.7     $50,000,000  Revolving Note dated August 29, 1996 payable to
         Credit Lyonnais(1)
10.8     Assignment of $50,000,000 Revolving Note to Arnos Corp. from
         Bank One, Texas, N.A.(11)
10.9     Assignment of $50,000,000 Revolving Note to Arnos Corp. from
         Credit Lyonnais New York Branch(11)
10.10    Unlimited Guaranty of NEG-OK dated  August 29, 1996 for  the benefit of Bank One(1)
10.11    Unlimited  Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(1)
10.12    Unlimited Guaranty of Boomer dated  August 29, 1996 for  the benefit of Bank One(1)
10.13    Unlimited  Guaranty of Boomer dated  August 29, 1996 for the benefit of Credit Lyonnais(1)
10.14    First Amendment to Restated Loan Agreement dated October 31,
         1996 among Bank  One and  Credit Lyonnais  and the  Company,
         Guarantor and Boomer(5)
10.15    Second  Amendment to  Restated Loan  Agreement dated October
         31, 1996,  among  Bank  One  and  Credit  Lyonnais  and  the
         Company, Guarantor and Boomer(6)
10.16    Third Amendment to Restated Loan Agreement dated October 31,
         1996,  among Bank One  and Credit Lyonnais  and the Company,
         Guarantor and Boomer(6)
10.17    Fourth Amendment to  Restated Loan  Agreement dated  October
         31,  1996,  among  Bank  One  and  Credit  Lyonnais  and the
         Company, Guarantor and Boomer(10)
10.18    Multi-State Assignment  Agreement  dated December  22,  1998 between  Bank  One, Texas,  N.A.,  Credit Lyonnais  New York
         Branch and Arnos Corp.(11)
10.19    Multi-State   Assignment   Agreement,   LaFourche    Parish,
         Louisiana, dated December 22, 1998, between Bank One, Texas,
         N.A., Credit Lyonnais New York Branch and Arnos Corp.(11)
10.20    Multi-State    Assignment   Agreement,   Iberville   Parish,
         Louisiana, dated December 22, 1998, between Bank One, Texas,
         N.A., Credit Lyonnais New York Branch and Arnos Corp.(11)
10.21    Oklahoma Assignment  Agreement,  dated  December  22,  1998, between  Bank  One, Texas,  N.A.,  Credit Lyonnais  New York
         Branch and Arnos Corp.(11)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.22    Crude Oil Swap agreement among Enron North America Corp. and
         the   Company  covering  April   1,  2001  through  December
         31,2001(14)
10.23    Crude Oil Swap agreement among Enron North America Corp. and the Company covering  January 1, 2002  through December  31,
         2002(14)
10.24    Crude Oil Swap agreement among Enron North America Corp. and the  Company covering  January 1, 2003  through December 31,
         2003(14)
10.25    Crude Oil Swap agreement among Enron North America Corp. and the Company covering  January 1, 2004  through December  31,
         2004(14)
10.26    Natural  Gas Swap agreement among  Enron North America Corp.
         and the Company  covering April, 2001  through December  31,
         2004(14)
10.27    Fifth  Amendment to Restated Loan  Agreement dated August 1,
         2001, among the Company and Arnos Corp.(15)
10.28    Debt Purchase  Agreement dated  August 1,  2001 between  the
         Company and High River Limited Partnership.(15)
10.29    Debt  Purchase Agreement  dated August  1, 2001  between the
         Company and High Coast Limited Partnership.(15)
10.30    Debt Purchase  Agreement dated  August 1,  2001 between  the
         Company and High River Limited Partnership.(13)
10.31    Debt  Purchase Agreement  dated August  1, 2001  between the
         Company and High Coast Limited Partnership.(13)
10.32    NEG Holding  LLC  Operating  Agreement  dated  May  1,  2001 between the Company and Gascon Partners.(14)
10.33    NEG  Operating  LLC Operating  Agreement  dated May  1, 2001 executed by NEG Holding LLC.(14)
10.34    Shana National LLC Amended and Restated Operating  Agreement
         dated September 12, 2001 executed by NEG Operating LLC.(14)
10.35    Management  Agreement dated  September 12,  2001 between the
         Company and NEG Operating LLC.(14)
10.36    Master Conveyance dated September  12, 2001 executed by  the
         Company in favor of NEG Holding LLC.(14)
10.37    Master  Conveyance  dated  September  12,  2001  executed by
         Gascon Partners in favor of NEG Holding LLC.(14)
10.38    Master Conveyance dated September  12, 2001 executed by  NEG
         Holding LLC in favor of NEG Operating LLC.(14)
10.39    Master Conveyance dated September 12, 2001 executed by Shana
         Petroleum Company in favor of Gascon Partners.(14)
10.40    Master Conveyance dated September 12, 2001 executed by Shana
         Petroleum Company in favor of Shana National LLC.(14)
10.41    Final Decree of Bankruptcy Court(17)
10.42    Sixth  Amendment to  Restated Loan  Agreement dated December
         15, 2001, among the Company and Arnos Corp.(18)
10.43    Assignment of Restated Loan Agreement dated March 26,  2003, among Arnos Corp., the Company and NEG Operating LLC.(18)
10.44    Seventh Amendment to Restated Loan Agreement dated March 26,
         2003, among Arnos Corp. and NEG Operating LLC.(18)
12.1     Computation of Ratio of Earnings to Fixed Charges(18)
23.2     Consent of Netherland Sewell & Associates, Inc., Independent
         Engineers(18)
23.3     Consent of Prator Bett, LLC, Independent Engineers(18)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
24.1     Power of Attorney (included in signature pages to this  Form
         10-K)(18)
99.1     Certification of Chief Executive Officer pursuant to Section
         906  of  Sarbanes-Oxley  Act  of  2002,  18  U.S.C.  Section
         1350(18)
99.2     Certification  of  Chief  Financial  and  Strategic  Officer
         pursuant  to Section 906  of Sarbanes-Oxley Act  of 2002, 18
         U.S.C. Section 1350(18)

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

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the year Ended December 31, 2000.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(17) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(18) Filed herewith.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 2002