Form 10-K/A
period 2002-12-31
NATIONAL ENERGY GROUP INC
filed 2003-04-30
CIK 870756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, as of March 31, 2003 (based upon the last sales price of $.30 as reported by the OTC Bulletin Board, was $3,357,195. 11,190,650 shares of the Registrant's common stock, $0.01 par value, were outstanding on March 31, 2003.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

DOCUMENTS INCORPORATED BY REFERENCE:

     There are no documents incorporated by reference herein.

                                EXPLANATORY NOTE

National Energy Group, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 solely for the purpose of providing information required by
Part III of Form 10-K. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

--------------------------------------------------------------------------------






                                TABLE OF CONTENTS


                                    PART III

ITEM                                                                                                      PAGE

10.      Directors and Executive Officers of the Registrant                                                 3
11.      Executive Compensation                                                                             6
12.      Security Ownership of Certain Beneficial Owners and Management                                     10
13.      Certain Relationships and Related Transactions                                                     13


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table lists the name, age as of April 30, 2003 and present position for each of our Company's directors and executive officers:

                 NAME                      AGE          PRESENT POSITION WITH THE COMPANY
         -------------------              ----        -----------------------------------
         Bob G. Alexander *                69         Chairman of the Board of Directors,
                                                          President and Chief Executive Officer
         Martin L. Hirsch  *               48         Director
         Robert H. Kite *                  49         Director
         Robert J. Mitchell *              56         Director
         Jack G. Wasserman *               66         Director
         F. Wayne Campbell                 51         Vice President, Exploration
         Randall D. Cooley                 49         Vice President and Chief Financial Officer
         Philip D. Devlin..                58         Vice President, General Counsel and Secretary
         Rick L. Kirby                     49         Vice President, Drilling and Production
         R. Kent Lueders...                46         Vice President, Corporate Development
         Lori K. Mauk                      42         Vice President, Product Marketing
         David V. Rigsby                   51         Vice President, Land

*    Current Director.

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

     Martin L. Hirsch. Mr. Hirsch was appointed to the Board of Directors of the Company on December 1, 1998 and served until the Corporation's Annual Meeting on October 5, 2001, at which time he did not stand for re-election. Mr. Hirsch is currently Executive Vice President of American Property Investors, Inc., which is owned by Carl C. Icahn, and has been employed there since March 18, 1991 where he is involved in investing, managing and disposing of real estate properties and securities. From January 1986 to January 1991, he was at Integrated Resources, Inc. as a Vice President and where he was involved in the acquisition of commercial real estate properties and asset management. From 1985 to 1986, he was a Vice President of Hall Financial Group where he was involved in acquiring and financing commercial and residential properties. Mr. Hirsch received his Master of Business Administration from The Emory University Graduate School of Business.

     Robert H. Kite. Mr. Kite was appointed to the Board of Directors of the Company on December 17, 1991. Previously, he served on the Board of Directors of VP Oil, Inc. from November 1987 until June 1991, at which time it was merged with Big Piney Oil and Gas Company to form National Energy Group, Inc. Since 1980, he has served as President and Chief Operating Officer of KFC, Inc., managing general partner KFT LLP, a family-owned company with operations that include real estate development, investments and medical MRI clinics. Since 1982, he has also served as Chief Executive Officer of Roamin' Korp, Inc., a company engaged in construction, recording, mining and equity investments. Mr. Kite graduated from Southern Methodist University with a Bachelor of Science degree in Psychology and Political Science.

     Robert J. Mitchell. Mr. Mitchell was appointed to the Board of Directors of the Company on August 29, 1996. He has been the Senior Vice President - Finance of ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since March 1995, and was Treasurer of ACF from December 1984 to March 1995. He has also served as President and Treasurer of ACF Industries Holding Corp., a privately-held holding company for ACF, since August 1993. Mr. Mitchell also served as Treasurer of Trans World Airlines, Inc. from 1989 to 1992. Mr. Mitchell also serves as a Director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino, since October 14, 1998, and Philip Services Corp. since 2001. Prior to joining Icahn Associates Corp. in 1984, Mr. Mitchell served for 10 years as Regional Vice President of Nat West USA. Mr. Mitchell received his Bachelor of Science Degree in Business Administration from St. Francis College.

     Jack G. Wasserman. Mr. Wasserman was appointed to the Board of Directors of the Company on December 1, 1998. He is an attorney, and from 1966 to September 2001 was a senior partner of Wasserman, Schneider, Babb and Reed, a New York-based law firm and its predecessors. Since September 2001 he has been a sole practitioner. Mr. Wasserman is admitted to practice before the Supreme Court of the United States and in the states of New York, Florida and in the District of Columbia. He serves as a Director of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P. which is an affiliate of Carl C. Icahn and whose units are traded on the New York Stock Exchange, and Cadus Pharmaceutical Corporation of which Carl C. Icahn is the largest single shareholder and whose shares are traded on the NASDAQ National Market. Mr. Wasserman earned a Bachelor of Arts degree from Adelphi University, a Juris Doctorate degree from Georgetown University, and a Graduate Diploma from the Johns Hopkins University School of Advanced International Studies in Bologna, Italy.

     F. Wayne Campbell. Mr. Campbell was appointed Vice President, Exploration for the Company in October 2001. Effective with the August 1996 merger with Alexander Energy Corporation, he was Chief Geologist. Previously, from 1980 until the merger he was Chief Geologist for Alexander Energy Corporation. From 1976 until 1980 he served as Senior Geologist for the Northern Division of Reserve Oil, Inc. Mr. Campbell received his Bachelor of Science degree in Geology from Oklahoma State University. He is certified by both the American Association of Petroleum Geologists and the State of Arkansas.

     Randall D. Cooley. Mr. Cooley joined the Company in April 2001 as Vice President and Chief Accounting Officer. In March 2003, he was appointed Vice President and Chief Financial Officer of the Company. From 1989 until 2001, Mr. Cooley was Vice President, Controller and Chief Financial Officer for Shana Petroleum Company. He began his career in 1978 with Pennzoil Oil Company in Houston. From 1980 until 1984 he worked in public accounting and from 1984 until 1989 he was controller for Rebel Drilling Company and Wildcat Well Service. Mr. Cooley earned a Bachelor of Science in Business Administration, with a Major in Accounting from the University of Southern Mississippi and is a licensed Certified Public Accountant in the State of Mississippi.

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

     Lori K. Mauk. Ms. Mauk was appointed Vice President, Marketing for the Company in September 2000. From 1997 until her appointment to Vice President, she served as Marketing Manager for the Company. Effective with the August 1996 merger of Alexander Energy Corporation into the Company, she became Coordinator of Marketing. From 1992 to August 1996, she was Marketing Manager for Alexander Energy Corporation. From 1980 to 1996, she served as Marketing Manager and Assistant Supervisor of Revenue for Petroleum Investments, Ltd. and the parent company Bradmar Petroleum Corporation. Ms. Mauk studied Mathematics and Engineering at Rose State College.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2002, the Company's directors, executive officers and beneficial owners of more than 10% of the Company's common stock complied with all applicable Section 16(a) filing requirements. No former executive officers who resigned during the year ended December 31, 2002 were required to file a Form 5 for that period.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation received by the Company's Chief Executive Officer and each of the next five most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 for the fiscal year ended December 31, 2002, and whose base salary plus bonus equaled or exceeded $100,000. Pursuant to the Joint Plan of Reorganization effective August 2000, all stock options and warrants of the Company were cancelled, and no new such options or warrants have been authorized or issued. No SAR's have ever been authorized or issued by the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                                                COMPENSATION AWARDS
                                                        ANNUAL              RESTRICTED
                                                    COMPENSATION(1)            STOCK      SECURITIES          ALL
                                              -------------------------
                                                                              AWARDS      UNDERLYING         OTHER
 NAME AND PRINCIPAL POSITION           YEAR     SALARY($)  BONUS($)(2)          ($)       OPTIONS(#)    COMPENSATION($)
----------------------------          -----   ------------ -----------    ------------- -------------  ----------------
Bob G. Alexander...............       2002    $  300,000         $--            --              --         $  6,000(3)
  President and Chief                 2001       262,500     150,000            --              --            3,646(3)
  Executive Officer                   2000       250,000          --            --              --          128,125(4)
Randall D. Cooley(5)                  2002       120,000      10,000            --              --            5,500(6)
  Vice President, Chief               2001        85,657          --            --              --            3,896(6)
   Financial Officer                  2000            --          --            --              --               --
Philip D. Devlin...............       2002       184,000      15,000            --              --            6,000(7)
  Vice President, General             2001       181,000     100,000            --              --            5,250(7)
  Counsel and Secretary               2000       180,000          --                            --           90,000(8)
Rick L. Kirby..................       2002       123,000       8,000            --              --            5,500(9)
  Vice President, Drilling            2001       117,000          --            --              --            5,250(9)
  and Production                      2000       105,133          --            --              --          51,537(10)
R. Kent Lueders................       2002       134,000       8,000            --              --           5,500(11)
  Vice President, Corporate           2001       128,000          --            --              --           5,120(12)
  Development                         2000       122,000          --            --              --          60,000(13)
David V. Rigsby ...............       2002       110,500      10,000            --              --           5,500(13)
  Vice President, Corporate           2001       107,500          --            --              --           5,250(13)
  Development                         2000        93,167          --            --              --          44,581(14)


----------

(1) Excludes the aggregate, incremental cost to the Company of perquisites and other personal benefits, securities or property, the aggregate amount of which, with respect to the named individual, does not equal or exceed the lesser of $50,000 or 10% of reported annual salary and bonus for such person.

(2)  Authorized by the Company's Board of Directors.

(3) Mr. Alexander received $3,646 and $6,000 in matching funds contributed by the Company to the 401(k) plan during 2001 and 2002, respectively.

(4) Mr. Alexander received $125,000 pursuant to the Bankruptcy Court ordered Severance Program which provided certain benefits to all employees who remained with the Company during the course of the bankruptcy proceeding. In addition, Mr. Alexander received $3,125 in matching funds contributed by the Company to the 401(k) Plan during 2000.

(5)  Mr. Cooley joined the Company in April 2001.

(6) Mr. Cooley received $3,896 and $5,500 in matching funds contributed by the Company to the 401(k) Plan during 2001 and 20092, respectively.

(7) Mr. Devlin received $5,250 and $6,000 in matching funds contributed by the Company to the 401(k) Plan during 2001 and 2002, respectively.

(8) Mr. Devlin received $90,000 pursuant to the Bankruptcy Court ordered Severance Program which provided certain benefits to all employees who remained with the Company during the course of the bankruptcy proceeding.

(9) Mr. Kirby received $5,250 and $5,500 in matching funds contributed by the Company to the 401(k) Plan during 2001 and 2002, respectively.

(10) Mr. Kirby received $50,100 pursuant to the Bankruptcy Court ordered Severance Program which provided certain benefits to all employees who remained with the Company during the course of the bankruptcy proceeding. In addition, Mr. Kirby received $1,437 in matching funds contributed by the Company to the 401(k) Plan.

(11) Mr. Lueders received $5,120 and $5,500 in matching funds contributed by the Company to the 401(k) Plan during 2001 and 2002, respectively.

(12) Mr. Lueders received $60,000 pursuant to the Bankruptcy Court ordered Severance Program which provided certain benefits to all employees who remained with the Company during the course of the bankruptcy proceeding.

(13) Mr. Rigsby received $5,250 and $5,500 in matching funds contributed by the Company to the 401(k) Plan during 200l and 2002, respectively.

(14) Mr. Rigsby received $43,250 pursuant to the Bankruptcy Court ordered Severance Program which provided certain benefits to all employees who remained with the Company during the course of the bankruptcy proceeding. In addition, Mr. Rigsby received $1,331 in matching funds contributed by the Company to the 401(k) Plan.

REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee advises the Board of Directors and management concerning compensation for its executive officers. The Compensation Committee assumes responsibility for all matters relating to compensation of the Company's executive officers; provided that directors who are executive officers or employees of the Company are required to abstain from all matters in which they have a vested interest. Compensation for executive officers is based on the principle that compensation must be competitive to enable our Company to motivate, attract and retain highly qualified and talented employees to lead and grow our business and, at the same time, provide rewards which are closely linked to our Company's and the individual's performance.

     The Compensation Committee considers management skills, long-term performance, operating results, unusual accomplishments as well as economic conditions and other external events that affect our Company's operations.

     Salaries, bonuses, stock options or other incentives are considered annually based on performance, length of service or other noted contribution in increasing the value, reserves and/or cash flows of our Company. Options were previously granted under the National Energy Group, Inc. 1996 Incentive Compensation Plan, which has been terminated as a result of the Plan of Reorganization. Presently, there are no stock options authorized or issued, nor any stock option plan in effect.

     With respect to Mr. Alexander's base compensation, the Board of Directors recognized that the growth and performance of our Company is dependent on the efforts and results of its executive officers and in particular its Chief Executive Officer. Mr. Alexander's current base salary of $300,000 per year was determined to reflect his increased responsibilities to the Company during both the period of financial instability which eventually culminated in the bankruptcy proceeding and the successful reorganization of our Company once it emerged from the bankruptcy proceeding.

     Base Salary. The base salary for each executive officer is determined in consideration of the following factors: experience, personal performance, the median salary levels in effect for comparable positions within and outside the industry, geographical location and internal comparability considerations. The weight given to each of these factors may differ from individual to individual as the Compensation Committee deems appropriate. In selecting comparable companies for the purposes of maintaining competitive compensation, the Compensation Committee considers many factors, including geographic location, growth rate, annual revenue, profitability and market capitalization. The Compensation Committee also considers companies outside the industry which may compete with us in recruiting executive talent.

     Employee Stock Purchase Plan. Contributions to our Employee Stock Purchase Plan implemented pursuant to Section 423(b) of the United States Internal Revenue Code of 1986, as amended, were suspended during the pendancy of the Company's bankruptcy proceeding. Additionally, there was no employee participation through April 2001 when the plan was dissolved and distributions made to the employees in accordance with the plan's provisions.

     Compensation of Directors. Non-employee Board of Directors members are compensated in the amount of $1,000 for each official Board of Directors' meeting and $500 for each Board of Directors' committee meeting, unless such committee meeting is held at the time of, or in conjunction with, an official Board of Directors' meeting. Members of the Audit Committee also receive $15,000 annually for serving on this committee. In addition, members of the Board of Directors have been granted stock options in past years. As a result of the confirmation of the Plan of Reorganization in August 2000, all stock options, warrants and other equity interests were cancelled, and no new such options or warrants have been authorized or issued since that date.

     In addition, other incidental compensation is paid to directors from time to time, consisting primarily of reimbursement for travel and necessary entertainment expenses incurred on behalf of our Company.

     Employment Agreements. All employment and/or change of control agreements were cancelled pursuant to confirmation of the Plan of Reorganization in August 2000. Currently, no employees have employment or change of control agreements.

     Severance Program. Pursuant to an order of the Bankruptcy Court dated September 7, 1999, a Severance Program was put into effect for all employees of our Company. The Severance Program provided for contingent payments as follows:
(a) a "stay-pay" component payable on the earlier of an employee's termination without cause, the closing of a sale of substantially all our Company's assets, or the confirmation of a plan of reorganization; and (b) a "severance" component, whereby upon termination of any employee who did not obtain new employment, or was not offered a permanent job in Dallas, Texas for a period of at least one year at the same pay and benefits, such employee would be entitled to certain severance benefits. No severance payments were made or were required to be made under the Severance Program pursuant to confirmation of the Plan of Reorganization. The order also provided that any employee who participated in the Severance Program waived and released any and all claims arising from any pre-bankruptcy employment agreement with the Company. There are no remaining obligations under the pre-bankruptcy employment agreements or Severance Program, and no new employment agreements have been authorized or are in effect.

     Compensation Committee Interlocks and Insider Participation. The Compensation Committee consists of Mr. Alexander and Mr. Mitchell. Mr. Alexander is the Company's current Chief Executive Officer and President and has no interlocking relationship with any other director of the Company. Mr. Mitchell is neither an officer nor former officer of the Company, nor does he receive any compensation from the Company for his services other than the fees and expenses paid to him in conjunction with his services on behalf of the Company as a director. Mr. Mitchell is employed by an affiliate of Arnos Corp and High River Limited Partnership (which owns or controls 49.9% of the Company's common stock) and disclaims beneficial ownership of any shares attributable to such affiliated entities.

     Long-Term Incentive Plan Awards Table. The Company does not have any long-term incentive plans or defined benefit or actuarial plans, nor has the Company authorized or issued any SAR's. Therefore, the table on long-term incentive plans awards and pension plans is omitted. Similarly, the Equity Compensation Plan Information Table has been omitted.

     401(k) Savings Plan. We have an employee savings plan qualified under
Section 401 of the United States Internal Revenue Code of 1986, as amended (the "401(k) Plan"). In October 2000, our 401(k) Plan was amended to provide for our Company to make annual matching contributions equal to a maximum of 50% of the first 10% of each eligible employee's contribution, not to exceed the legal maximum permitted under the rules and regulations promulgated by the Internal Revenue Service of the United States.

                                      Submitted by the Compensation Committee of the Board of Directors
                                        Robert J. Mitchell, Chairman
                                        Bob G. Alexander

CORPORATE PERFORMANCE

     Although the Company no longer directly owns any oil and gas properties, its major asset is a 50% membership interest in NEG Holding LLC. NEG Holding LLC's primary business is the ownership, development and production of oil and gas properties which are operated and managed by the Company. Accordingly, the following graph shows a five year comparison of cumulative total shareholder returns for our Company, the NASDAQ Market Index (the "Broad Market") and an index of peer companies in the oil and gas industry selected by us (the "Peer Group").

              [Comparison of 5 Year Cumulative Total Return Chart]

                                1997           1998            1999           2000            2001           2002
                                ----           ----            ----           ----            ----           ----
National Energy Group, Inc.    $100.00         $5.66          $0.86          $5.71            $0.81         $ 1.13
         S & P 500             $100.00        $128.58        $155.64        $141.47          $124.66        $97.11
         NASDAQ US             $100.00        $140.99        $262.00        $157.59          $125.05        $85.83
        Peer Group             $100.00        $40.54          $37.42        $120.03          $60.67         $64.73


                    Assumes $100 Invested On January 1, 1997
                           Assumes Dividend Reinvested
                      Fiscal Year Ending December 31, 2002

     The total cumulative return in investment (change in the year end stock price plus reinvested dividends) for each of the years for our Company, the NASDAQ Market Index and the Peer Group is based on the stock price or composite index beginning at the end of the calendar year 1997. Our Company has never paid dividends on its common stock.

     The Peer Group Index is a diversified group of independent oil and gas companies comprised of the following companies: Abraxas Petroleum Corporation
(ABP); Clayton Williams Energy Inc (CWEI); Comstock Resources Inc. (CRK); Edge Petroleum Corporation (EPEX); and Petrocorp Inc. (PEX).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security Ownership of Certain Beneficial Owners. The following tables set forth, to the best of our knowledge, information as to the ownership of the Company's common stock held by (i) each person or entity who owns of record as of April 7, 2003 or who is known by us to own beneficially 5% or more of the outstanding shares of the Company's common stock; (ii) directors; and (iii) all directors and executive officers as a group, as of April 7, 2003. Except as otherwise indicated, ownership of shares by the persons named below includes sole voting and investment power held by such persons.

         NAME AND ADDRESS                                           NUMBER               PERCENT
        OF BENEFICIAL OWNER                TITLE OF CLASS          OF SHARES            OF CLASS1
      ---------------------                --------------        -----------           ----------
      Carl C. Icahn.........               common stock          5,584,0442               49.9%
        767 Fifth Avenue
        47th Floor
        New York, NY 10153

-------------------------

1 Based upon the 11,190,650 shares of common stock that were outstanding on April 7, 2003.

2 Arnos Corp. is the record and beneficial owner of 4,656,889 of these shares; Icahn & Co., Inc. is the record owner of 509,900 of these shares, which are beneficially owned by High River Limited Partnership; and High River Limited Partnership is the record and beneficial owner of 417,255 of these shares. Mr. Icahn, by virtue of his relationships to Arnos Corp. and High River Limited Partnership, may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Exchange Act) these shares. Mr. Icahn disclaims beneficial ownership of such shares for all other purposes. Mr. Robert J. Mitchell and Mr. Martin L. Hirsch, present directors of our Company and employees of affiliates of Arnos Corp. and High River Limited Partnership, disclaim any beneficial ownership of these shares.

     Security Ownership of Directors and Management. The following table sets forth information concerning the beneficial ownership of the Company's capital stock as of April 7, 2003, by each of the Company's directors and executive officers, and our directors and executive officers as a group.

         NAME AND ADDRESS OF                                                            NUMBER             % OF
          BENEFICIAL OWNER                               TITLE OF CLASS                OF SHARES          CLASS(1)
-----------------------------------                      --------------               ----------         ---------
Bob G. Alexander.........................................common stock                   57,000(2)         (14)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
Robert H. Kite ..........................................common stock                   84,262(3)         (14)
  6910 East Fifth Street
  Scottsdale, AZ 85251
R. Kent Lueders..........................................common stock                   43,572(4)         (14)
  4925 Greenville Avenue
  Suite 1400
  Dallas, Texas 75206
Philip D. Devlin.........................................common stock                   15,209(5)         (14)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
Rick L. Kirby............................................common stock                   14,864(6)         (14)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
F. Wayne Campbell........................................common stock                      496(7)         (14)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
Lori K. Mauk.............................................common stock                      276(8)         (14)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
Robert J. Mitchell.......................................common stock                      -- (9)         (14)
  767 Fifth Avenue
  New York, NY 10153



Jack G. Wasserman                                        common stock                     -- (10)          (14)
  111 Broadway
  New York, NY 10006
Martin L. Hirsch.........................................common stock                     -- (11)
  767 Fifth Avenue                                                                                         (14)
  New York, NY 10153
David V. Rigsby..........................................common stock                     -- (12)          (14)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
Randall D. Cooley........................................common stock                     -- (13)          (14)
  4925 Greenville Avenue
  Suite 1400
  Dallas, TX 75206
All officers and directors as a group (12 people)........common stock                     215,679         1.92%


----------

(1) As of April 7, 2003 there were 11,190,650 shares of the Company's common stock outstanding. All stock options and warrants were cancelled pursuant to the Plan of Reorganization, and no new options or warrants have been authorized or issued.

(2)  Shares held directly by Mr. Alexander.

(3) Robert H. Kite is Chief Operating Officer and a 33.0% beneficial owner of KFT, Ltd. and may be deemed to be the beneficial owner of shares held by KFT, Ltd. KFT, Ltd. holds 59,285 shares and Mr. Kite holds 24,977 shares directly.

(4)  Shares held directly by Mr. Lueders.

(5)  Shares held directly by Mr. Devlin.

(6)  Shares held directly by Mr. Kirby.

(7)  Shares held directly by Mr. Campbell.

(8)  Shares held directly by Ms. Mauk.

(9) Mr. Mitchell holds no shares of common stock of the Company and disclaims beneficial ownership of any shares attributable to Arnos Corp. or High River Limited Partnership.

(10) Mr. Wasserman holds no shares of common stock of the Company.

(11) Mr. Hirsch holds no shares of common stock of the Company and disclaims beneficial ownership of any shares attributable to Arnos Corp. or High River Limited Partnership.

(12) Mr. Rigsby holds no shares of common stock of the Company.

(13) Mr. Cooley holds no shares of common stock of the Company.

(14) Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective December 22, 1998, our Company's credit facility and related $25 million outstanding balance was assigned jointly by Bank One Texas, N.A. and Credit Lyonnais New York Branch Bank to Arnos Corp. In January 2001, we paid the $25 million outstanding balance owing under the credit facility, but in August 2001 borrowed $10.9 million which was used to redeem certain of the Company's 10-3/4% Senior Notes and related interest in the amount of $21.2 million. On March 26, 2003, NEG Holding LLC distributed the $10.9 million note outstanding under the existing credit facility to the Company as a priority distribution. Also, on March 26, 2003 the Company, Arnos Corp. and NEG Operating LLC (whose membership interest is wholly owned by NEG Holding LLC) entered into an agreement to assign the existing credit facility to NEG Operating LLC, thereby canceling all outstanding balances due under the credit facility. Effective with this assignment, Arnos Corp. amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos Corp. extended a $40.5 million loan to NEG Operating LLC under the amended credit facility; NEG Operating LLC then distributed $40.5 million to NEG Holding LLC which, thereafter, made a $51.4 million priority distribution to the Company (inclusive of the $10.9 million note). The Company utilized these funds to pay the entire amount of the interest on the 10-3/4% Senior Notes reinstated pursuant to the Plan of Reorganization and interest accrued thereon outstanding on March 27, 2003.

     The management and operation of NEG Operating LLC's oil and gas assets is being undertaken by the Company pursuant to a management agreement between the Company and NEG Operating LLC. During the year ended December 31, 2002, the Company received $7.6 million in management fees attributable to the management agreement.

     Pursuant to the Plan of Reorganization, Arnos Corp. and its affiliates are presently the only holders of our Company's 10-3/4% Senior Notes. The 10-3/4% Senior Notes shall remain outstanding and be paid either under the existing terms or under terms agreed upon between the Company and Arnos Corp. and its affiliates.

     By virtue of Gascon Partners' interest in NEG Holding LLC, NEG Operating LLC and the entities controlled by such LLC's, Gascon Partners and its affiliates, including Astral Gas Corp., Shana Petroleum Company and Mr. Carl C. Icahn, may be deemed affiliates of such LLC's and its controlled entities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     NATIONAL ENERGY GROUP, INC.

                                         By: /s/  Bob G. Alexander
                                             -----------------------------------
                                                      Bob G. Alexander
April 30, 2003                             President and Chief Executive Officer


                                        By: /s/  Randall D. Cooley
                                            ------------------------------------
                                                     Randall D. Cooley
April 30, 2003                        Vice President and Chief Financial Officer

                                  CERTIFICATION

                     PURSUANT TO AND IN CONNECTION WITH THE
                          ANNUAL REPORTS ON FORM 10-K
                 TO BE FILED UNDER SECTIONS 13 AND 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Bob G. Alexander, certify that:

1. I have reviewed this annual report on Form 10-K/A of National Energy Group, Inc.

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



                                       By: /s/ BOB G. ALEXANDER
                                           -------------------------------------
                                           Bob G. Alexander
                                           President and Chief Executive Officer


April 30, 2003

                                  CERTIFICATION

                     PURSUANT TO AND IN CONNECTION WITH THE
                          ANNUAL REPORTS ON FORM 10-K
                 TO BE FILED UNDER SECTIONS 13 AND 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Randall D. Cooley, certify that:

1. I have reviewed this annual report on Form 10-K/A of National Energy Group, Inc.

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


                                   By: /s/ RANDALL D. COOLEY
                                      ------------------------------------------
                                      Randall D. Cooley
                                      Vice President and Chief Financial Officer
April 30, 2003

                                 Exhibit Index

99.1    Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(18).
        Pursuant to SEC Release 34-47551 this Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to be "filed".

99.2    Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(18).
        Pursuant to SEC Release 34-47551 this Exhibit is furnished to the Securities and Exchange Commission and shall not be deemed to be "filed".
