Form 10-Q
period 2003-03-31
NATIONAL ENERGY GROUP INC
filed 2003-05-15
CIK 870756

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

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 (214) 692-9211

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

     11,190,650 shares of the registrant's Common Stock, $0.01 par value, were outstanding on May 12, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.

                                     INDEX

                                                                          PAGE
                                                                          NO.
                                                                          ----
                        PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
           Balance Sheets at December 31, 2002 and March 31, 2003
           (Unaudited).................................................     2
           Statements of Operations for the three months ended March
           31, 2002 and 2003 (Unaudited)...............................     3
           Statements of Cash Flows for the three months ended March
           31, 2002 and 2003 (Unaudited)...............................     4
           Statement of Stockholders' Equity (Deficit) for the three
           months ended March 31, 2003 (Unaudited).....................     5
           Notes to Financial Statements (Unaudited)...................     6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    11
Item 3.    Quantitative and Qualitative Disclosure about Market Risk...    14
Item 4.    Controls and Procedures.....................................    15

                         PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings...........................................    15
Item 2-5.  None........................................................    15
Item 6.    Exhibits and Reports on Form 8-K............................    15

                          NATIONAL ENERGY GROUP, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,      MARCH 31,
                                                                  2002            2003
                                                              -------------   -------------
                                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   3,477,250   $   3,569,424
  Accounts receivable -- other..............................         18,876              --
  Accounts receivable -- affiliates.........................        588,122         627,559
  Other.....................................................        319,409         302,842
                                                              -------------   -------------
       Total current assets.................................      4,403,657       4,499,825
Investment in NEG Holding LLC...............................    108,879,929      63,934,122
Deferred tax assets.........................................     25,521,738      24,030,757
                                                              -------------   -------------
       Total assets.........................................  $ 138,805,324   $  92,464,704
                                                              =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable -- trade.................................  $      45,254   $      87,128
  Accrued interest on senior notes..........................     44,359,805       6,657,705
                                                              -------------   -------------
       Total current liabilities............................     44,405,059       6,744,833
Long term liabilities:
  Credit facility...........................................     10,939,750              --
  Senior notes..............................................    148,637,000     148,637,000
  Deferred gain on senior note redemption...................      7,812,699       7,303,175
Commitments and contingencies
  Stockholders' equity (deficit):
  Common stock, $.01 par value:
     Authorized shares -- 15,000,000 at December 31, 2002
       and March 31, 2003; Issued and outstanding
       shares -- 11,190,650 at December 31, 2002 and March
       31, 2003.............................................        111,907         111,907
  Additional paid-in capital................................    123,020,121     123,020,121
  Accumulated deficit.......................................   (196,121,212)   (193,352,332)
                                                              -------------   -------------
       Total stockholders' equity (deficit).................    (72,989,184)    (70,220,304)
                                                              -------------   -------------
       Total liabilities and stockholders' equity
          (deficit).........................................  $ 138,805,324   $  92,464,704
                                                              =============   =============

                See accompanying notes to financial statements.

                          NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2002            2003
                                                              -------------   -------------
                                                                       (UNAUDITED)
Revenues:
  Accretion of Investment in NEG Holding LLC................   $ 7,854,820     $ 8,750,320
  Management fee............................................     1,988,384       1,873,338
                                                               -----------     -----------
       Total revenue........................................     9,843,204      10,623,658
Cost and expenses:
  General and administrative................................     1,822,237       1,712,375
                                                               -----------     -----------
       Total costs and expenses.............................     1,822,237       1,712,375
                                                               -----------     -----------
Operating income............................................     8,020,967       8,911,283
Other income (expense):
  Interest expense..........................................    (4,754,518)     (4,659,620)
  Interest income and other, net............................         5,606           8,198
                                                               -----------     -----------
Income before income taxes..................................     3,272,055       4,259,861
Income tax expense..........................................    (1,145,006)     (1,490,981)
                                                               -----------     -----------
Net income..................................................   $ 2,127,049     $ 2,768,880
                                                               ===========     ===========
Earnings per common share:
  Net income per common share...............................   $       .19     $       .25
                                                               ===========     ===========
Weighted average number of common shares outstanding........    11,190,650      11,190,650
                                                               ===========     ===========

                See accompanying notes to financial statements.

                          NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  2002           2003
                                                              ------------   -------------
                                                                      (UNAUDITED)
Operating Activities:
  Net income................................................  $ 2,127,049    $  2,768,880
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Accretion of Investment in NEG Holding LLC...........   (7,854,820)     (8,750,320)
       Deferred gain amortization...........................     (509,524)       (509,524)
       Deferred income tax expense..........................    1,145,006       1,490,981
       Changes in operating assets and liabilities:
          Accounts receivable...............................      505,472         (20,561)
          Other current assets..............................       15,759          16,567
          Accounts payable and accrued liabilities..........    5,071,047       5,096,151
                                                              -----------    ------------
            Net cash provided by operating activities.......      499,989          92,174
                                                              -----------    ------------
Investing Activities:
  Priority distribution from NEG Holding LLC................           --      40,506,071
  Guaranteed payment from NEG Holding LLC...................           --       2,250,306
                                                              -----------    ------------
          Net cash provided by investing activities.........           --      42,756,377
                                                              -----------    ------------
Financing Activities -- Repayment of Reinstated Interest....           --     (42,756,377)
                                                              -----------    ------------
Increase in cash and cash equivalents.......................      499,989          92,174
Cash and cash equivalents and beginning of period...........    3,090,361       3,477,250
                                                              -----------    ------------
Cash and cash equivalents at end of period..................  $ 3,590,350    $  3,569,424
                                                              ===========    ============
Supplemental cash flow information
  Interest paid in cash.....................................  $   184,684    $ 42,871,244
                                                              ===========    ============
Non-cash financing and investing activities
  Distribution of note from NEG Holding LLC.................  $        --    $ 10,939,750
                                                              ===========    ============

                See accompanying notes to financial statements.

                          NATIONAL ENERGY GROUP, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                 COMMON STOCK                                               TOTAL
                             ---------------------     ADDITIONAL       ACCUMULATED     STOCKHOLDERS'
                               SHARES      AMOUNT    PAID-IN CAPITAL      DEFICIT      EQUITY (DEFICIT)
                             ----------   --------   ---------------   -------------   ----------------
                                                            (UNAUDITED)
Balance at December 31,
  2002.....................  11,190,650   $111,907    $123,020,121     $(196,121,212)    $(72,989,184)
  Net income...............          --         --              --         2,768,880        2,768,880
                             ----------   --------    ------------     -------------     ------------
Balance at March 31,
  2003.....................  11,190,650   $111,907    $123,020,121     $(193,352,332)    $(70,220,304)
                             ==========   ========    ============     =============     ============

                See accompanying notes to financial statements.

                          NATIONAL ENERGY GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2003

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

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million ("LLC Contribution"). In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners, an affiliate of the Company's largest stockholder ("Gascon"), contributed its sole membership interest in Shana National LLC, an oil and natural gas producing company, and cash, including a $10.9 million Revolving Note issued to Arnos Corp., an affiliate of the Company's largest stockholder ("Arnos"), evidencing the borrowings under the Company's revolving credit facility. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, effective as of May 1, 2001.

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

                          NATIONAL ENERGY GROUP, INC.

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization effective September 12, 2001, the Company's principal assets were its remaining cash balances, accounts receivable from affiliates, deferred tax asset, and its initial 50% membership interest in Holding LLC, and its principal liabilities were the $10.9 million outstanding under its existing $100 million revolving credit facility with Arnos and its 10 3/4% Senior Notes ("Senior Notes") and long-term interest payable on Senior Notes. None of the Company's employees were transferred to Holding LLC or Operating LLC.

     On March 26 2003, NEG Holding LLC distributed the $10.9 million note outstanding under the Company's revolving credit facility, as a priority distribution to the Company thereby canceling the note. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC.

     As a result of the terms and conditions of the various agreements related to the repayment of the Company's indebtedness and repayment of the priority distribution amounts and the guaranteed payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no amounts remaining for distribution to the Company's stockholders.

     The Company remains highly leveraged after confirmation of the Plan of Reorganization.

2.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are fairly presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company's quarterly financial data should be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 (including the notes thereto), set forth in the Company's Annual Report on Form 10-K.

     The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.

3.  MANAGEMENT AGREEMENT

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20%

                          NATIONAL ENERGY GROUP, INC.

attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $1.9 million as a management fee for the three month period ended March 31, 2003.

4.  CREDIT FACILITIES

     At December 31, 2002, the Company had $10.9 million outstanding under its existing $100 million credit facility with Arnos. Arnos continued to be the holder of the credit facility; however, the $10.9 million note outstanding under the credit facility was contributed to Holding LLC as part of Gascon's contribution to Holding LLC on September 12, 2001. In December 2001, the maturity date of the credit facility was extended to December 31, 2003 and the Company was given a waiver of compliance with respect to any and all covenant violations. The Company was not in compliance with the minimum interest coverage ratio at September 30, 2002 and December 31, 2002 and the current ratio at December 31, 2002, however, in December 2001 the Company was given a waiver of compliance with respect to any and all covenant violations through December 31, 2003.

     On March 26, 2003, NEG Holding LLC distributed the $10.9 million note outstanding under the Company's revolving credit facility, as a priority distribution to the Company thereby canceling the note. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility; Operating LLC then distributed $42.8 million to Holding LLC who, thereafter, made a $40.5 million priority distribution and a $2.3 million guaranteed payment to the Company. The Company utilized these funds to pay a portion of the interest payable on the Senior Notes and interest accrued thereon outstanding on March 27, 2003.

5.  SENIOR NOTES DUE 2006

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

     The following is a summary balance sheet of NEG Holding LLC as of December 31, 2002 and March 31, 2003.

                                                           DECEMBER 31,    MARCH 31,
                                                               2002           2003
                                                           ------------   ------------
Current assets...........................................  $ 42,126,407   $ 38,514,078
Net oil and natural gas properties.......................   168,334,114    174,227,670
Net other property and equipment.........................     1,322,745      1,285,578
Other long-term assets...................................    10,954,103         14,353
                                                           ------------   ------------
Total assets.............................................  $222,737,369   $214,041,679
                                                           ============   ============
Current liabilities......................................  $ 20,927,227   $ 15,443,049
Long-term liabilities....................................     1,968,248     47,713,603
Members' equity..........................................   199,841,894    150,885,027
                                                           ------------   ------------
Total liabilities and members' equity....................  $222,737,369   $214,041,679
                                                           ============   ============

     The following is a summary income statement for NEG Holding LLC for the three months ended March 31, 2002 and 2003.

                                                                 2002         2003
                                                              ----------   -----------
Total revenues..............................................  $7,410,997   $19,501,176
Total cost and expenses.....................................   7,131,437    11,743,436
                                                              ----------   -----------
Operating income............................................     279,560     7,757,740
Interest income and other...................................   7,749,700    (4,930,185)
                                                              ----------   -----------
Income before cumulative effect of change in accounting
  principle.................................................   8,029,260     2,827,555
Cumulative effect of change in accounting principle.........          --     1,911,705
                                                              ----------   -----------
Net income..................................................  $8,029,260   $ 4,739,260
                                                              ==========   ===========

     For the three month period ended March 31, 2003, NEG Holding LLC generated cash flows of $2.8 million from operating activities, used $49.1 million in investing activities and generated cash flows from financing activities of $42.8 million. Audited financials will be prepared and included in the Company's Form 10-K at December 31, 2003.

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

                          NATIONAL ENERGY GROUP, INC.

and receipts of the priority distribution amount are recorded as reductions in the investment, and income is recognized from accretion of the investment up to the priority distribution amount including the guaranteed payments (based on the interest method) and the residual interest attributable to Holding LLC will be valued at zero.

     This method of accounting results in the recognition of income to November 1, 2006 equivalent to the difference between the original contribution amount of $91.4 million and the remaining priority distribution amount of $148.6 million. As a result, the investment will accrete (increase) towards the priority distribution amount. The residual interest attributable to the Company's investment in Holding LLC has been valued at zero because of the substantial uncertainty that the Company will receive any future distributions in excess of the priority distribution and the guaranteed payments.

     The distributions from Holding LLC to the Company made during the first quarter of 2003 have been accounted for as reductions in the investment. These distributions will reduce future accretion revenue.

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

7.  INCOME TAXES

     At December 31, 2002, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $101.3 million which begin expiring in 2003. Utilization of approximately $27.6 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue
Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, the Company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $31.9 million in September 2001, $24.0 million as of March 31, 2003. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision.

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

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million. In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners, an entity owned or controlled by Carl
C. Icahn, the Company's largest stockholder ("Gascon"), contributed its sole membership interest in Shana National LLC, an oil and natural gas producing company, and cash, including a $10.9 million Revolving Note issued to Arnos Corp., an entity owned or controlled by Carl C. Icahn, the Company's largest stockholder ("Arnos"), evidencing the borrowings under the Company's revolving credit facility. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, effective as of May 1, 2001.

     Pursuant to the Holding LLC Operating Agreement, the Company is to receive guaranteed payments, in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. It is anticipated that the priority distribution amount of $202.2 million will be used by the Company to pay off the Company's indebtedness (currently held by entities owned or controlled by Carl
C. Icahn). The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid on a semi annual basis, based on 10.75% of the outstanding priority distribution amount. The guaranteed payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006. After the payments to the Company, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined in the NEG Holding LLC Operating Agreement referred herein. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. Because of the substantial uncertainty that the Company will receive any distributions above the priority and guaranteed payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment and income is recognized from accretion of the investment up to the priority distribution amount, including the guaranteed payments (based on the interest method), and the residual interest attributable to Holding LLC will be valued at zero. Cash receipts, if any, from the residual interest will be reported in income as earned. In March 2003, Holding LLC made a priority distribution of $51.4 million to the Company, consisting of $40.5 million in cash and the $10.9 million note outstanding under the credit facility. The Company utilized these funds to repay the long-term interest payable on the Senior Notes.

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

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $1.9 million as a management fee for the three month period ended March 31, 2003.

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization effective September 12, 2001, the Company's principal assets were its remaining cash balances, accounts receivable from affiliates, deferred tax asset and its initial 50% membership interest in Holding LLC, and its principal liabilities were the $10.9 million outstanding under its existing $100 million revolving credit facility with Arnos and its 10 3/4% Senior Notes and long-term interest payable on Senior Notes. None of the Company's employees were transferred to Holding LLC or Operating LLC.

     On March 26, 2003, NEG Holding LLC distributed the $10.9 million note outstanding under the Company's revolving credit facility, as a priority distribution to the Company thereby canceling the note. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC.

     As a result of the terms and conditions of the various agreements related to the repayment of the Company's indebtedness and repayment of the priority distribution amounts and the guaranteed payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no amounts remaining for distribution to the Company's stockholders.

     Although the Company is highly leveraged following confirmation of the Plan of Reorganization, the Company expects that cash flows from guaranteed payments, priority distributions and management fees will be sufficient to fund its operations and debt service. However, no assurances can be given that Holding LLC will generate sufficient cash flows to make these payments and in that event, the Company would not be able to meet its obligations.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2002, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003

     Revenues. Total revenues increased $.8 million (8.2%) from $9.8 million for the first quarter of 2002 to $10.6 million for the first quarter of 2003. Total revenues increased due to the increase in accretion of investment in Holding LLC.

     General and administrative costs decreased $.1 million (5.5%) from $1.8 million for the three months ended March 31, 2002 to $1.7 million for the same period in 2003.

     Other Income and Expenses. The $.1 million decrease in interest expense from $4.8 million for the three months ended March 31, 2002 to $4.7 million for the same period in 2003 was due primarily to the repayment of the long-term interest payable. The weighted average interest rate for the three months ended March 31, 2002 was 9.46% compared to 9.27% for the same period in 2003.

     Income Taxes. As of December 31, 2002, the Company estimates it has net operating loss carryforwards available for federal income tax purposes of approximately $101.3 million which begin expiring in 2003. The Company recorded a deferred tax asset of $25.5 million and $24.0 million as of December 31, 2002 and March 31, 2003, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision. The Company recorded deferred income tax expense of $1.5 million for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

  THREE MONTHS ENDED MARCH 31, 2002, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003

     Net cash provided by operating activities was $.5 million for 2002, compared to $.01 million for 2003. The decrease in cash flows from operating activities is primarily due to the timing of management fee payments by Operating LLC. The cash received from the guaranteed payments is on a semi-annual basis computed at 10.75% of the outstanding priority distribution amount. The guaranteed payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006.

     Net cash provided by investing activities was $42.8 million for 2003 and consisted of the $40.5 million priority distribution and the $2.3 million guaranteed payment received from NEG Holding LLC. There were no investing activities in 2002.

     Net cash used in financing activities was $42.8 million in 2003 and consisted of repayment of a portion of the interest payable on the Senior Notes. There were no financing activities in 2002.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

     Although the Company is highly leveraged following confirmation of the Plan of Reorganization, the Company expects that cash flows from guaranteed payments, priority distributions and management fees will be sufficient to fund its operations and debt service. However, no assurances can be given that Holding LLC will generate sufficient cash flows to make these payments and in that event, the Company would not be able to meet its obligations.

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

     The following table is a summary of contractual obligations as of March 31, 2003.

                                     2003          2004          2005           2006
                                  -----------   -----------   -----------   ------------
Senior Notes....................  $        --   $        --   $        --   $148,637,000
Interest payments...............   15,978,478    15,978,478    15,978,478     14,646,938
Rent............................      447,096       596,128       596,128        596,128
                                  -----------   -----------   -----------   ------------
  Total.........................  $16,425,574   $16,574,606   $16,574,606   $163,880,066
                                  ===========   ===========   ===========   ============

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

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

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during the three months ended March 31, 2002 and 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

     - This evaluation was conducted under the supervision and with the participation of our management, including our chief executive and chief financial officer; and

     - It is the conclusion of our chief executive and chief financial officer that these disclosure controls and procedures operate such that material information flows to the appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to our management and is made known to the chief executive and chief financial officer, particularly during the period in which this report was prepared, as appropriate to allow timely decisions regarding required disclosures.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Currently, the Company is not a party to any material pending legal proceedings, nor is Operating LLC. With respect to certain claims of the Company against Enron North America Corp. relating to the oil and natural gas properties contributed to Holding LLC, a representative of the Company has been appointed to the official committee of unsecured creditors in the Enron bankruptcy proceeding, and the Company has filed a claim for damages in that bankruptcy proceeding. This claim represents a hedge against future oil and natural gas prices and does not reflect a cash gain or loss. Any recoveries from Enron North America Corp. will become the property of Operating LLC as a result of the LLC Contribution.

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

May 15, 2003

                                          By:     /s/ RANDALL D. COOLEY
                                            ------------------------------------
                                                     Randall D. Cooley
                                             Vice President and Chief Financial
                                                           Officer

May 15, 2003

                                 CERTIFICATION
                PURSUANT TO AND IN CONNECTION WITH THE QUARTERLY
          REPORTS ON FORM 10-Q TO BE FILED UNDER SECTIONS 13 AND 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED.

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

                                          By:     /s/ BOB G. ALEXANDER
                                            ------------------------------------
                                                      Bob G. Alexander
                                                  Chief Executive Officer

May 15, 2003

                                 CERTIFICATION
                PURSUANT TO AND IN CONNECTION WITH THE QUARTERLY
          REPORTS ON FORM 10-Q TO BE FILED UNDER SECTIONS 13 AND 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED.

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

                                          By:     /s/ RANDALL D. COOLEY
                                            ------------------------------------
                                                     Randall D. Cooley
                                                  Chief Financial Officer

May 15, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 2.1        --  Joint Plan of Reorganization Under Chapter 11 of the
                Bankruptcy Code for National Energy Group, Inc. and Boomer
                Marketing Corporation dated May 12, 2000(1)
 2.3        --  Order of Bankruptcy Court Confirming Joint Plan of
                Reorganization and Fixing Deadlines for Filing
                Administrative Claims, Fee Claims and Rejections Claims(2)
 3.1        --  Restated Certificate of Incorporation filed with the
                Secretary of the State of Delaware on October 16, 2000(3)
 3.2        --  By-laws of the Company(4)
 4.1        --  Indenture dated as of November 1, 1996, among the Company,
                National Energy Group of Oklahoma, Inc., formerly NEG-OK,
                and BankOne, Columbus, N.A.(5)
 4.2        --  Indenture dated August 21, 1997, among the Company and Bank
                One, N.A.(6)
 4.3        --  Instrument of Resignation, Appointment and Acceptance, dated
                October 23, 1998, between the Company, Bank One, Texas, N.A.
                and Norwest Bank Minnesota, N.A.(7)
10.5        --  Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and
                the Company, NEG-OK and Boomer Marketing Corpora-
                tion("Boomer")(8)
10.6        --  $50,000,000 Revolving Note dated August 29, 1996 payable to
                Bank One(8)
10.7        --  $50,000,000 Revolving Note dated August 29, 1996 payable to
                Credit Lyonnais(8)
10.8        --  Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                Bank One, Texas, N.A.(9)
10.9        --  Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                Credit Lyonnais New York Branch(9)
10.10       --  Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(8)
10.11       --  Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(8)
10.12       --  Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(8)
10.13       --  Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(8)
10.14       --  First Amendment to Restated Loan Agreement dated October 31,
                1996 among Bank One and Credit Lyonnais and the Company,
                Guarantor and Boomer(10)
10.15       --  Second Amendment to Restated Loan Agreement dated October
                31, 1996, among Bank One and Credit Lyonnais and the
                Company, Guarantor and Boomer(11)
10.16       --  Third Amendment to Restated Loan Agreement dated October 31,
                1996, among Bank One and Credit Lyonnais and the Company,
                Guarantor and Boomer(11)
10.17       --  Fourth Amendment to Restated Loan Agreement dated October
                31, 1996, among Bank One and Credit Lyonnais and the
                Company, Guarantor and Boomer(11)
10.18       --  Multi-State Assignment Agreement dated December 22, 1998 between Bank One, Texas, N.A., Credit Lyonnais New York
                Branch and Arnos Corp.(12)
10.19       --  Multi-State Assignment Agreement, LaFourche Parish,
                Louisiana, dated December 22, 1998, between Bank One, Texas,
                N.A., Credit Lyonnais New York Branch and Arnos Corp.(9)
10.20       --  Multi-State Assignment Agreement, Iberville Parish,
                Louisiana, dated December 22, 1998, between Bank One, Texas,
                N.A., Credit Lyonnais New York Branch and Arnos Corp.(9)
10.21       --  Oklahoma Assignment Agreement, dated December 22, 1998, between Bank One, Texas, N.A., Credit Lyonnais New York
                Branch and Arnos Corp.(9)
10.29       --  Fifth Amendment to Restated Loan Agreement dated August 1,
                2001, among the Company and Arnos Corp.(13)
10.30       --  Debt Purchase Agreement dated August 1, 2001 between the
                Company and High River Limited Partnership.(13)
10.31       --  Debt Purchase Agreement dated August 1, 2001 between the
                Company and High Coast Limited Partnership.(13)
10.32       --  NEG Holding LLC Operating Agreement dated May 1, 2001
                between the Company and Gascon Partners.(14)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.33       --  NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(14)
10.34       --  Shana National LLC Amended and Restated Operating Agreement
                dated September 12, 2001 executed by NEG Operating LLC.(14)
10.35       --  Management Agreement dated September 12, 2001 between the
                Company and NEG Operating LLC.(14)
10.36       --  Master Conveyance dated September 12, 2001 executed by the
                Company in favor of NEG Holding LLC.(14)
10.37       --  Master Conveyance dated September 12, 2001 executed by
                Gascon Partners in favor of NEG Holding LLC.(14)
10.38       --  Master Conveyance dated September 12, 2001 executed by NEG
                Holding LLC in favor of NEG Operating LLC.(14)
10.39       --  Master Conveyance dated September 12, 2001 executed by Shana
                Petroleum Company in favor of Gascon Partners.(14)
10.40       --  Master Conveyance dated September 12, 2001 executed by Shana
                Petroleum Company in favor of Shana National LLC.(14)
10.41       --  Final Decree of Bankruptcy Court(15)
10.42       --  Sixth Amendment to Restated Loan Agreement dated December
                15, 2001, among the Company and Arnos Corp.(16)
10.43       --  Assignment of Restated Loan Agreement dated March 26, 2003, among Arnos Corp., the Company and NEG Operating LLC.(16)
10.44       --  Seventh Amendment to Restated Loan Agreement dated March 26,
                2003, among Arnos Corp. and NEG Operating LLC.(16)
99.1        --  Certification of Chief Executive Officer pursuant to Section
                906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
                1350(17). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be "filed".
99.2        --  Certification of Chief Financial Officer pursuant to Section
                906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
                1350(17). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be "filed".

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

(15) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(16) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(17) Filed herewith.