Form 10-Q
period 2003-06-30
NATIONAL ENERGY GROUP INC
filed 2003-08-14
CIK 870756

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

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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

     11,190,650 shares of the registrant's Common Stock, $0.01 par value, were outstanding on August 14, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.

                                     INDEX

                                                                          PAGE
                                                                          NO.
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
           Balance Sheets at December 31, 2002 and June 30, 2003
           (Unaudited).................................................     2
           Statements of Operations for the three months and six months
           ended June 30, 2002 and 2003 (Unaudited)....................     3
           Statements of Cash Flows for the six months ended June 30,
           2002 and 2003 (Unaudited)...................................     4
           Statement of Stockholders' Equity (Deficit) for the six
           months ended June 30, 2003 (Unaudited)......................     5
           Notes to Financial Statements (Unaudited)...................     6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    12
Item 3.    Quantitative and Qualitative Disclosure About Market Risk...    16
Item 4.    Controls and Procedures.....................................    16

PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings...........................................    16
Item 2-5.  None........................................................    17
Item 6.    Exhibits and Reports on Form 8-K............................    17

                          NATIONAL ENERGY GROUP, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,      JUNE 30,
                                                                  2002            2003
                                                              -------------   -------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   3,477,250   $   3,765,379
  Accounts receivable -- other..............................         18,876              --
  Accounts receivable -- affiliates.........................        588,122         604,365
  Other.....................................................        319,409         261,986
                                                              -------------   -------------
       Total current assets.................................      4,403,657       4,631,730
Investment in NEG Holding LLC...............................    108,879,929      62,645,787
Deferred tax assets.........................................     25,521,738      22,856,505
                                                              -------------   -------------
       Total assets.........................................  $ 138,805,324   $  90,134,022
                                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable -- trade.................................  $      45,254   $      79,841
  Accrued interest on senior notes..........................     44,359,805       2,663,080
                                                              -------------   -------------
       Total current liabilities............................     44,405,059       2,742,921
Long term liabilities:
  Credit facility...........................................     10,939,750              --
  Senior notes..............................................    148,637,000     148,637,000
  Deferred gain on senior note redemption...................      7,812,699       6,793,651
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.01 par value:
     Authorized shares -- 15,000,000 at December 31, 2002
       and June 30, 2003; Issued and outstanding
       shares -- 11,190,650 at December 31, 2002 and June
       30, 2003.............................................        111,907         111,907
  Additional paid-in capital................................    123,020,121     123,020,121
  Accumulated deficit.......................................   (196,121,212)   (191,171,578)
                                                              -------------   -------------
       Total stockholders' equity (deficit).................    (72,989,184)    (68,039,550)
                                                              -------------   -------------
       Total liabilities and stockholders' equity
          (deficit).........................................  $ 138,805,324   $  90,134,022
                                                              =============   =============

                See accompanying notes to financial statements.

                          NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                           -------------------------   -------------------------
                                              2002          2003          2002          2003
                                           -----------   -----------   -----------   -----------
                                                                (UNAUDITED)
Revenues:
  Accretion of Investment in NEG Holding
     LLC.................................  $ 8,011,234   $ 6,700,904   $15,866,054   $15,451,224
  Management fee.........................    2,046,168     2,006,344     4,034,552     3,879,682
                                           -----------   -----------   -----------   -----------
       Total revenue.....................   10,057,402     8,707,248    19,900,606    19,330,906
Cost and expenses:
  General and administrative.............    1,861,794     1,875,614     3,684,030     3,587,989
                                           -----------   -----------   -----------   -----------
       Total costs and expenses..........    1,861,794     1,875,614     3,684,030     3,587,989
                                           -----------   -----------   -----------   -----------
Operating income.........................    8,195,608     6,831,634    16,216,576    15,742,917
Other income (expense):
  Interest expense.......................   (4,745,308)   (3,485,118)   (9,499,826)   (8,144,737)
  Interest income and other, net.........        6,698         8,489        12,305        16,687
                                           -----------   -----------   -----------   -----------
Income before income taxes...............    3,456,998     3,355,005     6,729,055     7,614,867
Income tax expense.......................   (1,208,782)   (1,174,252)   (2,353,788)   (2,665,233)
                                           -----------   -----------   -----------   -----------
Net income...............................  $ 2,248,216   $ 2,180,753   $ 4,375,267   $ 4,949,634
                                           ===========   ===========   ===========   ===========
Earnings per common share:
  Net income per common share............  $       .20   $       .19   $       .39   $       .44
                                           ===========   ===========   ===========   ===========
Weighted average number of common shares
  outstanding............................   11,190,650    11,190,650    11,190,650    11,190,650
                                           ===========   ===========   ===========   ===========

                See accompanying notes to financial statements.

                          NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                  2002           2003
                                                              ------------   ------------
                                                                      (UNAUDITED)
Operating Activities:
  Net income................................................  $  4,375,267   $  4,949,634
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Accretion of Investment in NEG Holding LLC...........   (15,866,054)   (15,451,224)
       Deferred gain amortization...........................    (1,019,046)    (1,019,048)
       Deferred income tax expense..........................     2,353,788      2,665,233
       Changes in operating assets and liabilities:
          Accounts receivable...............................       492,509          2,633
          Other current assets..............................      (116,358)        57,423
          Accounts payable and accrued liabilities..........      (700,162)     1,094,239
                                                              ------------   ------------
            Net cash used in operating activities...........   (10,480,056)    (7,701,110)
                                                              ------------   ------------
Investing Activities:
  Priority distribution from NEG Holding LLC................            --     40,506,071
  Guaranteed payment from NEG Holding LLC...................    10,842,212     10,239,545
                                                              ------------   ------------
          Net cash provided by investing activities.........    10,842,212     50,745,616
                                                              ------------   ------------
Financing Activities:
  Repayment of Reinstated Interest..........................            --    (42,756,377)
                                                              ------------   ------------
          Net cash used in financing activities.............            --    (42,756,377)
                                                              ------------   ------------
Increase in cash and cash equivalents.......................       362,156        288,129
Cash and cash equivalents and beginning of period...........     3,090,361      3,477,250
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $  3,452,517   $  3,765,379
                                                              ============   ============
Supplemental cash flow information
  Interest paid in cash.....................................  $ 11,165,162   $ 50,860,483
                                                              ============   ============
Non-cash financing and investing activities
  Distribution of note from NEG Holding LLC.................  $         --   $ 10,939,750
                                                              ============   ============

                See accompanying notes to financial statements.

                          NATIONAL ENERGY GROUP, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                 COMMON STOCK                                               TOTAL
                             ---------------------     ADDITIONAL       ACCUMULATED     STOCKHOLDERS'
                               SHARES      AMOUNT    PAID-IN CAPITAL      DEFICIT      EQUITY (DEFICIT)
                             ----------   --------   ---------------   -------------   ----------------
                                                            (UNAUDITED)
Balance at December 31,
  2002.....................  11,190,650   $111,907    $123,020,121     $(196,121,212)    $(72,989,184)
  Net income...............          --         --              --         4,949,634        4,949,634
                             ----------   --------    ------------     -------------     ------------
Balance at June 30, 2003...  11,190,650   $111,907    $123,020,121     $(191,171,578)    $(68,039,550)
                             ==========   ========    ============     =============     ============

                See accompanying notes to financial statements.

                          NATIONAL ENERGY GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 2003

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

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million ("LLC Contribution"). In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners, ("Gascon"), an entity owned or controlled by Carl C. Icahn, who through Arnos Corp. ("Arnos") and Greenville Holding LLC ("Greenville"), is the beneficial owner of 49.9% of the Company's common stock, contributed (i) its sole membership interest in Shana National LLC, an oil and natural gas producing company, (ii) cash of $75.2 million, and (iii) a $10.9 million revolving note, evidencing the borrowings under the Company's revolving credit facility issued to Arnos. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. Holding LLC is governed by an operating agreement, effective as of May 1, 2001, which provides for the management and control of Holding LLC by Gascon (the "Holding LLC Operating Agreement"). All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, effective as of May 1, 2001.

     The assets contributed by the Company to Holding LLC were current assets of $11.5 million, net oil and natural gas assets of $85.0 million and other assets of $4.8 million. The liabilities assumed by Holding LLC were current liabilities of $4.2 million, intercompany payable to Gascon of $4.8 million and long-term liabilities of $1.0 million.

     The Holding LLC Operating Agreement contains a provision that allows Gascon, or its successor, at any time, in its sole discretion, to redeem the Company's membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. A determination of the fair market value of such assets shall be made by an independent third party jointly engaged by Gascon and the Company. Since all of the Company's operating assets and oil and natural gas properties would have been contributed to Holding LLC, following such a redemption, the Company's principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to the Company's stockholders. Following the payment of the Company's indebtedness (currently held by entities owned or controlled by Carl C. Icahn) and its operating expenses,

                          NATIONAL ENERGY GROUP, INC.

there is a substantial risk that there will be no proceeds remaining for distribution to the Company's stockholders. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.

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

     On March 26 2003, NEG Holding LLC distributed the $10.9 million note outstanding under the Company's revolving credit facility, as a priority distribution to the Company thereby canceling the note. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. (See Note 4)

     The Company remains highly leveraged following confirmation of the Plan of Reorganization and entry of the final decree closing the Bankruptcy Proceeding. Further, as a result of the terms and conditions of the various agreements related to the repayment of the Company's indebtedness to Arnos and repayment of the priority distribution amounts and the guaranteed payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no proceeds remaining for distribution to the Company's shareholders.

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

     The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.

3.  MANAGEMENT AGREEMENT

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural

                          NATIONAL ENERGY GROUP, INC.

gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $2.0 million and $3.9 million as a management fee for the three and six month periods ended June 30, 2003.

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

     On March 26, 2003, NEG Holding LLC distributed the $10.9 million note outstanding under the Company's revolving credit facility as a priority distribution to the Company, thereby canceling the note. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility; Operating LLC then distributed $42.8 million to Holding LLC who, thereafter, made a $40.5 million priority distribution and a $2.3 million guaranteed payment to the Company.

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

                          NATIONAL ENERGY GROUP, INC.

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

     At inception (September 12, 2001), the Company recorded the investment in Holding LLC at the historical cost of the oil and gas properties contributed into the partnership (in exchange for Holding LLC's obligation to pay the Company the priority distribution and guaranteed payments). Subsequently, the Company accretes its investment in Holding LLC from the initial investment recorded up to the priority distribution amount, including the guaranteed payments, at the implicit rate of interest, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of guaranteed payments and the priority distribution are recorded as reductions in the preferred investment. The preferred investment is evaluated quarterly for other than temporary impairment.

     Because of the substantial uncertainty that the Company will receive any distributions in excess of the priority distribution and the guaranteed payments ("residual interest"), the residual interest attributable to the investment in Holding LLC is valued at zero. Upon payment of the priority distribution in 2006, the Company's investment in Holding LLC will be zero. Cash receipts, if any, after the priority distribution and the guaranteed payments will be reported in income as earned.

     The following is a summary balance sheet of NEG Holding LLC as of December 31, 2002 and June 30, 2003.

                                                           DECEMBER 31,     JUNE 30,
                                                               2002           2003
                                                           ------------   ------------
Current assets...........................................  $ 42,126,407   $ 39,127,167
Net oil and natural gas properties.......................   168,334,114    177,365,763
Net other property and equipment.........................     1,322,745      1,248,648
Other long-term assets...................................    10,954,103         14,353
                                                           ------------   ------------
Total assets.............................................  $222,737,369   $217,755,931
                                                           ============   ============
Current liabilities......................................  $ 20,927,227   $ 17,554,281
Long-term liabilities....................................     1,968,248     51,662,055
Members' equity..........................................   199,841,894    148,539,595
                                                           ------------   ------------
Total liabilities and members' equity....................  $222,737,369   $217,755,931
                                                           ============   ============

                          NATIONAL ENERGY GROUP, INC.

     The following is a summary income statement for NEG Holding LLC for the six months ended June 30, 2002 and 2003.

                                                               2002           2003
                                                           ------------   ------------
Total revenues...........................................  $ 17,120,022   $ 39,773,529
Total cost and expenses..................................   (14,627,278)   (23,623,749)
                                                           ------------   ------------
Operating income.........................................     2,492,744     16,149,780
Interest income and other................................     9,133,028     (7,678,419)
                                                           ------------   ------------
Income before cumulative effect of change in accounting
  principle..............................................    11,625,722      8,471,361
Cumulative effect of change in accounting principle......            --      1,911,705
                                                           ------------   ------------
Net income...............................................  $ 11,625,722   $ 10,383,066
                                                           ============   ============

     For the six month period ended June 30, 2003, NEG Holding LLC generated cash flows of $14.7 million from operating activities, used $66.3 million in investing activities and generated cash flows from financing activities of $46.8 million. Audited financials will be prepared and included in the Company's Form 10-K at December 31, 2003.

     The following is a rollforward of the Investment in NEG Holding LLC as of June 30, 2003:

Investment in NEG Holding LLC at December 31, 2002..........   $108,879,929
Priority distribution from NEG Holding LLC..................    (51,445,821)
Guaranteed payment from NEG Holding LLC.....................    (10,239,545)
Accretion of Investment in NEG Holding LLC..................     15,451,224
                                                               ------------
Investment in NEG Holding LLC at June 30, 2003..............   $ 62,645,787
                                                               ============

     The Holding LLC Operating Agreement requires that distributions shall be made to both the Company and Gascon as follows:

          1. Guaranteed payments are to be paid to the Company, calculated on an annual interest rate of 10.75% on the outstanding priority distribution amount. The priority distribution amount includes all outstanding debt owed to entities owned or controlled by Carl C. Icahn, including the amount of the Company's 10.75% Senior Notes. As of June 30, 2003, the priority distribution amount was $148.6 million. The guaranteed payments will be made on a semi-annual basis.

          2. The priority distribution amount is to be paid to the Company. Such payment is to occur by November 6, 2006.

          3. An amount equal to the priority distribution amount and all guaranteed payments paid to the Company, plus any additional capital contributions made by Gascon, less any distribution previously made by Holding LLC to Gascon, is to be paid to Gascon.

          4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the guaranteed payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the guaranteed payments), less any distributions previously made by Holding LLC to Gascon, is to be paid to Gascon.

          5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of the Company's and Gascon's respective capital accounts.

                          NATIONAL ENERGY GROUP, INC.

     On March 26, 2003, NEG Holding LLC distributed the $10.9 million note outstanding under the Company's revolving credit facility as a priority distribution to the Company, thereby canceling the note. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility; Operating LLC then distributed $42.8 million to Holding LLC who, thereafter, made a $40.5 million priority distribution and a $2.3 million guaranteed payment to the Company.

     Operating LLC is currently in compliance with all covenants of the credit facility. (See Note 4)

7.  INCOME TAXES

     At December 31, 2002, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $101.3 million which begin expiring in 2003. Utilization of approximately $27.6 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue
Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, the Company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $31.9 million in September 2001, $22.9 million as of June 30, 2003. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision.

8.  CONTINGENCIES

     On July 7, 2003, the Company filed a request with the American Arbitration Association for dispute resolution of a claim in the amount of $21,000 against Osprey Petroleum Company, Inc. ("Osprey") arising out of Osprey's failure to post bond for certain plugging and abandonment liabilities associated with oil and gas properties sold by the Company to Osprey in September 2000. Osprey has counterclaimed against the Company and its affiliates (NEG Holding LLC and NEG Operating LLC) in an amount up to $15 million, alleging fraud and breach of contract related to the sale of such oil and gas properties. The Purchase and Sale Agreement transferring the properties from the Company to Osprey provides for dispute resolution through binding arbitration utilizing arbitrator(s) experienced in oil and gas transactions. The exclusive venue for any such arbitration is in Dallas, Texas, and the binding, nonappealable judgment by the arbitrator(s) may be entered in any court having competent jurisdiction.

     While the ultimate result of these proceedings cannot be predicted with certainty, the Company believes it will be successful in the pursuit of its claim against Osprey. Further, the Company will vigorously defend against the Osprey counterclaim, which the Company believes to be spurious and without merit. It is the Company's belief that the ultimate resolution of the arbitration will not have a material adverse effect on the Company's financial condition or results of operations.

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

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million ("LLC Contribution"). In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners, ("Gascon"), an entity owned or controlled by Carl C. Ichan, who through Arnos Corp. ("Arnos") and Greenville Holding LLC ("Greenville"), is the beneficial owner of 49.9% of the Company's common stock contributed (i) its sole membership interest in Shana National LLC, an oil and natural gas producing company, (ii) cash of $75.2 million, and (iii) a $10.9 million revolving note, evidencing the borrowings under the Company's revolving credit facility issued to Arnos Corp. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. Holding LLC is governed by an operating agreement, effective as of May 1, 2001, which provides for the management and control of Holding LLC by Gascon (the "Holding LLC Operating Agreement"). All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, effective as of May 1, 2001.

     Pursuant to the Holding LLC Operating Agreement, the Company is to receive guaranteed payments, in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. It is anticipated that the priority distribution amount of $202.2 million will be used by the Company to pay off the Company's indebtedness (currently held by entities owned or controlled by Carl
C. Icahn). The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid on a semi annual basis, based on 10.75% of the outstanding priority distribution amount. The guaranteed payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006. After the payments to the Company, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined in the NEG Holding LLC Operating Agreement referred herein. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. Because of the substantial uncertainty that the Company will receive any distributions above the priority and guaranteed payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment and income is recognized from accretion of the investment up to the priority distribution amount, including the guaranteed payments (based on the interest method), and the Company's remaining investment in Holding LLC will be valued at zero. Cash receipts, if any, after the priority distribution and guaranteed payments will be reported in income as earned. In March 2003, Holding LLC made a priority distribution of $51.4 million to the Company, consisting of $40.5 million in cash and the $10.9 million note outstanding under the credit facility. The Company utilized these funds to repay the long-term interest payable on the Senior Notes.

     The Holding LLC Operating Agreement contains a provision that allows Gascon, or its successor, at any time, in its sole discretion, to redeem the Company's membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. A determination of the fair market value of such assets shall be made by an independent third party jointly engaged by Gascon and the Company. Since all of the Company's operating assets and oil and natural gas properties would have been contributed to Holding LLC, following such a redemption, the Company's principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to the Company's stockholders. Following the payment of the Company's indebtedness (currently held by entities owned or controlled by Carl C. Icahn) and its operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to the Company's stockholders. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $2.0 million and $3.9 as a management fee for the three and six month periods ended June 30, 2003.

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

     On March 26, 2003, NEG Holding LLC distributed the $10.9 million note outstanding under the Company's revolving credit facility, as a priority distribution to the Company thereby canceling the note. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. (See Note 4).

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

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 2002, COMPARED WITH THREE MONTHS ENDED JUNE 30,
  2003

     Revenues. Total revenues decreased $1.4 million (13.9%) from $10.1 million for the second quarter of 2002 to $8.7 million for the second quarter of 2003. Total revenues decreased due to the decrease in accretion of investment in Holding LLC as a result of the priority distributions received from NEG Holding LLC in March 2003.

     General and administrative costs remained constant at $1.9 million for both the second quarter of 2002 and 2003.

     Other Income and Expenses. The $1.2 million decrease in interest expense from $4.7 million for the three months ended June 30, 2002 to $3.5 million for the same period in 2003 was due primarily to the repayment of the long-term interest payable on March 27, 2003 and the canceling of the note outstanding under the Company's revolving credit facility. The weighted average interest rate for the three months ended June 30, 2002 was 9.44% compared to 9.32% for the same period in 2003.

     Income Taxes. As of December 31, 2002, the Company estimates it has net operating loss carryforwards available for federal income tax purposes of approximately $101.3 million which begin expiring in 2003. The Company recorded a deferred tax asset of $25.5 million and $22.9 million as of December 31, 2002 and June 30, 2003, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision. The Company recorded deferred income tax expense of $1.2 million for the three months ended June 30, 2003.

  SIX MONTHS ENDED JUNE 30, 2002, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

     Revenues. Total revenues decreased $.6 million (3.0%) from $19.9 million for the six months ended June 30, 2002 to $19.3 million for the same period in 2003. Total revenues decreased due to the decrease in accretion of investment in Holding LLC.

     General and administrative costs decreased $.1 million (2.7%) from $3.7 million for the six months ended June 30, 2002 to $3.6 million for the same period in 2003.

     Other Income and Expenses. The $1.4 million decrease in interest expense from $9.5 million for the six months ended June 30, 2002 to $8.1 million for the same period in 2003 was due primarily to the repayment of the long-term interest payable on March 27, 2003 and the canceling of the note outstanding under the Company's revolving credit facility. The weighted average interest rate for the six months ended June 30, 2002 was 9.45% compared to 9.34% for the same period in 2003.

     Income Taxes. As of December 31, 2002, the Company estimates it has net operating loss carryforwards available for federal income tax purposes of approximately $101.3 million which begin expiring in 2003. The Company recorded a deferred tax asset of $25.5 million and $22.9 million as of December 31, 2002 and June 30, 2003, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision. The Company recorded deferred income tax expense of $2.7 million for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

  SIX MONTHS ENDED JUNE 30, 2002, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

     Net cash used in operating activities was $10.5 million for 2002, compared to $7.7 million for 2003. The decrease in cash flows used in operating activities is primarily due to the reduced interest expense as a result of the repayment of the long-term interest payable. The guaranteed payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006.

     Net cash provided by investing activities was $50.7 million for 2003 and consisted of the $40.5 million priority distribution and the $10.2 million guaranteed payment received from NEG Holding LLC. Net cash provided by investing activities in 2002 consisted of the $10.8 million guaranteed payment received from NEG Holding LLC.

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

     Upon confirmation of the Plan of Reorganization, the Senior Notes are held in their entirety by Arnos and its affiliates. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Senior Notes (the "Indenture"), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

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

     The following table is a summary of contractual obligations as of June 30, 2003.

                                      2003         2004          2005           2006
                                   ----------   -----------   -----------   ------------
Senior Notes.....................  $       --   $        --   $        --   $148,637,000
Interest payments................   7,989,238    15,978,478    15,978,478     14,646,938
Rent.............................     298,064       596,128       596,128        596,128
                                   ----------   -----------   -----------   ------------
  Total..........................  $8,287,302   $16,574,606   $16,574,606   $163,880,066
                                   ==========   ===========   ===========   ============

RECENT ACCOUNTING PRONOUNCEMENTS

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

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during the six months ended June 30, 2002 and 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On July 7, 2003, the Company filed a request with the American Arbitration Association for dispute resolution of a claim in the amount of $21,000 against Osprey Petroleum Company, Inc. ("Osprey") arising out of Osprey's failure to post bond for certain plugging and abandonment liabilities associated with oil and gas properties sold by the Company to Osprey in September 2000. Osprey has counterclaimed against the Company and its affiliates (NEG Holding LLC and NEG Operating LLC) in an amount up to $15 million, alleging fraud and breach of contract related to the sale of such oil and gas properties. The Purchase and Sale Agreement transferring the properties from the Company to Osprey provides for dispute resolution through binding arbitration utilizing arbitrator(s) experienced in oil and gas transactions. The exclusive venue for any such arbitration is in Dallas, Texas, and the binding, nonappealable judgment by the arbitrator(s) may be entered in any court having competent jurisdiction.

     While the ultimate result of these proceedings cannot be predicted with certainty, the Company believes it will be successful in the pursuit of its claim against Osprey. Further, the Company will vigorously defend against the Osprey counterclaim, which the Company believes to be spurious and without merit. It is the

Company's belief that the ultimate resolution of the arbitration will not have a material adverse effect on the Company's financial condition or results of operations.

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

     Other than routine litigation incidental to its business operations which are not deemed by the Company to be material, there are no additional legal proceedings in which the Company nor Operating LLC, is a defendant.

     The Company's Plan of Reorganization became effective August 4, 2000 and the Bankruptcy Court issued a final decree effective December 13, 2001 closing the case.

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

August 14, 2003

                                          By:     /s/ RANDALL D. COOLEY
                                            ------------------------------------
                                                     Randall D. Cooley
                                            Vice President and Chief Financial
                                                         Officer

August 14, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 2.1        --  Joint Plan of Reorganization Under Chapter 11 of the
                Bankruptcy Code for National Energy Group, Inc. and Boomer
                Marketing Corporation dated May 12, 2000(1)
 2.3        --  Order of Bankruptcy Court Confirming Joint Plan of
                Reorganization and Fixing Deadlines for Filing
                Administrative Claims, Fee Claims and Rejections Claims(2)
 3.1        --  Restated Certificate of Incorporation filed with the
                Secretary of the State of Delaware on October 16, 2000(3)
 3.2        --  By-laws of the Company(4)
 4.1        --  Indenture dated as of November 1, 1996, among the Company,
                National Energy Group of Oklahoma, Inc., formerly NEG-OK,
                and Bank One, Columbus, N.A.(5)
 4.2        --  Indenture dated August 21, 1997, among the Company and Bank
                One, N.A.(6)
 4.3        --  Instrument of Resignation, Appointment and Acceptance, dated
                October 23, 1998, between the Company, Bank One, Texas, N.A.
                and Norwest Bank Minnesota, N.A.(7)
10.5        --  Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and
                the Company, NEG-OK and Boomer Marketing Corporation
                ("Boomer")(8)
10.6        --  $50,000,000 Revolving Note dated August 29, 1996 payable to
                Bank One(8)
10.7        --  $50,000,000 Revolving Note dated August 29, 1996 payable to
                Credit Lyonnais(8)
10.8        --  Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                Bank One, Texas, N.A.(9)
10.9        --  Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                Credit Lyonnais New York Branch(9)
10.10       --  Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(8)
10.11       --  Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(8)
10.12       --  Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(8)
10.13       --  Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(8)
10.14       --  First Amendment to Restated Loan Agreement dated October 31,
                1996 among Bank One and Credit Lyonnais and the Company,
                Guarantor and Boomer(10)
10.15       --  Second Amendment to Restated Loan Agreement dated October
                31, 1996, among Bank One and Credit Lyonnais and the
                Company, Guarantor and Boomer(11)
10.16       --  Third Amendment to Restated Loan Agreement dated October 31,
                1996, among Bank One and Credit Lyonnais and the Company,
                Guarantor and Boomer(11)
10.17       --  Fourth Amendment to Restated Loan Agreement dated October
                31, 1996, among Bank One and Credit Lyonnais and the
                Company, Guarantor and Boomer(11)
10.18       --  Multi-State Assignment Agreement dated December 22, 1998 between Bank One, Texas, N.A., Credit Lyonnais New York
                Branch and Arnos Corp.(12)
10.19       --  Multi-State Assignment Agreement, LaFourche Parish,
                Louisiana, dated December 22, 1998, between Bank One, Texas,
                N.A., Credit Lyonnais New York Branch and Arnos Corp.(9)
10.20       --  Multi-State Assignment Agreement, Iberville Parish,
                Louisiana, dated December 22, 1998, between Bank One, Texas,
                N.A., Credit Lyonnais New York Branch and Arnos Corp.(9)
10.21       --  Oklahoma Assignment Agreement, dated December 22, 1998, between Bank One, Texas, N.A., Credit Lyonnais New York
                Branch and Arnos Corp.(9)
10.29       --  Fifth Amendment to Restated Loan Agreement dated August 1,
                2001, among the Company and Arnos Corp.(13)
10.30       --  Debt Purchase Agreement dated August 1, 2001 between the
                Company and High River Limited Partnership.(13)
10.31       --  Debt Purchase Agreement dated August 1, 2001 between the
                Company and High Coast Limited Partnership.(13)
10.32       --  NEG Holding LLC Operating Agreement dated May 1, 2001
                between the Company and Gascon Partners.(14)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.33       --  NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(14)
10.34       --  Shana National LLC Amended and Restated Operating Agreement
                dated September 12, 2001 executed by NEG Operating LLC.(14)
10.35       --  Management Agreement dated September 12, 2001 between the
                Company and NEG Operating LLC.(14)
10.36       --  Master Conveyance dated September 12, 2001 executed by the
                Company in favor of NEG Holding LLC.(14)
10.37       --  Master Conveyance dated September 12, 2001 executed by
                Gascon Partners in favor of NEG Holding LLC.(14)
10.38       --  Master Conveyance dated September 12, 2001 executed by NEG
                Holding LLC in favor of NEG Operating LLC.(14)
10.39       --  Master Conveyance dated September 12, 2001 executed by Shana
                Petroleum Company in favor of Gascon Partners.(14)
10.40       --  Master Conveyance dated September 12, 2001 executed by Shana
                Petroleum Company in favor of Shana National LLC.(14)
10.41       --  Final Decree of Bankruptcy Court(15)
10.42       --  Sixth Amendment to Restated Loan Agreement dated December
                15, 2001, among the Company and Arnos Corp.(16)
10.43       --  Assignment of Restated Loan Agreement dated March 26, 2003, among Arnos Corp., the Company and NEG Operating LLC.(16)
10.44       --  Seventh Amendment to Restated Loan Agreement dated March 26,
                2003, among Arnos Corp. and NEG Operating LLC.(16)
31.1        --  Certification of Chief Executive Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.(17)
31.2        --  Certification of Chief Financial Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.(17)
32.1        --  Certification of Chief Executive Officer pursuant to Section
                906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
                1350(17). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be "filed".
32.2        --  Certification of Chief Financial Officer pursuant to Section
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