Form 10-Q
period 2003-09-30
NATIONAL ENERGY GROUP INC
filed 2003-11-14
CIK 870756

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

     11,190,650 shares of the registrant's Common Stock, $0.01 par value, were outstanding on November 10, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NATIONAL ENERGY GROUP, INC.

                                     INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements........................................
         Balance Sheets at December 31, 2002 and September 30, 2003
         (Unaudited).................................................     2
         Statements of Operations for the three months and nine
         months ended September 30, 2002 and 2003 (Unaudited)........     3
         Statements of Cash Flows for the nine months ended September
         30, 2002 and 2003 (Unaudited)...............................     4
         Statement of Stockholders' Equity (Deficit) for the nine
         months ended September 30, 2003 (Unaudited).................     5
         Notes to Financial Statements (Unaudited)...................     6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    13
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...    17
Item 4.  Controls and Procedures.....................................    17

                         PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    18
Item 4.  Submission of Matters to a Vote of Security Holders.........    19
Item 5.  Other Information...........................................    19
Item 6.  Exhibits and Reports on Form 8-K............................    19

                          NATIONAL ENERGY GROUP, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2002           2003
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,477,250   $   4,070,959
  Accounts receivable -- other..............................        18,876         333,402
  Accounts receivable -- affiliates.........................       588,122         333,430
  Other.....................................................       319,409         110,248
                                                              ------------   -------------
          Total current assets..............................     4,403,657       4,848,039
Investment in NEG Holding LLC...............................   108,879,929      69,867,615
Deferred tax asset..........................................    25,521,738      21,466,250
                                                              ------------   -------------
          Total assets......................................  $138,805,324   $  96,181,904
                                                              ============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $     45,254   $      60,726
  Accrued interest on senior notes -- affiliates............    44,359,805       6,657,699
                                                              ------------   -------------
          Total current liabilities.........................    44,405,059       6,718,425
Long term liabilities:
  Credit facility -- affiliates.............................    10,939,750              --
  Senior notes -- affiliates................................   148,637,000     148,637,000
  Deferred gain on senior note redemption...................     7,812,699       6,284,128
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.01 par value:
     Authorized shares -- 15,000,000 at December 31, 2002
       and September 30, 2003; Issued and outstanding
       shares -- 11,190,650 at December 31, 2002 and
       September 30, 2003...................................       111,907         111,907
Additional paid-in capital..................................   123,020,121     123,020,121
Accumulated deficit.........................................  (196,121,212)   (188,589,677)
                                                              ------------   -------------
          Total stockholders' equity (deficit)..............   (72,989,184)    (65,457,649)
                                                              ------------   -------------
          Total liabilities and stockholders' equity
            (deficit).......................................  $138,805,324   $  96,181,904
                                                              ============   =============

                See accompanying notes to financial statements.

                          NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                         -------------------------   ---------------------------
                                            2002          2003           2002           2003
                                         -----------   -----------   ------------   ------------
                                                               (UNAUDITED)
Revenues:
  Accretion of investment in NEG
     Holding LLC.......................  $ 8,445,128   $ 7,221,828   $ 24,311,182   $ 22,673,052
  Management fee.......................    1,782,564     1,817,170      5,817,116      5,696,852
                                         -----------   -----------   ------------   ------------
       Total revenue...................   10,227,692     9,038,998     30,128,298     28,369,904
Cost and expenses:
  General and administrative...........    1,631,417     1,590,634      5,315,447      5,178,623
                                         -----------   -----------   ------------   ------------
       Total costs and expenses........    1,631,417     1,590,634      5,315,447      5,178,623
                                         -----------   -----------   ------------   ------------
Operating income.......................    8,596,275     7,448,364     24,812,851     23,191,281
Other income (expense):
  Interest expense.....................   (4,741,559)   (3,485,096)   (14,241,385)   (11,629,833)
  Interest income and other, net.......        4,507         8,888         16,812         25,575
                                         -----------   -----------   ------------   ------------
Income before income taxes.............    3,859,223     3,972,156     10,588,278     11,587,023
Income tax expense.....................   (1,350,729)   (1,390,255)    (3,704,517)    (4,055,488)
                                         -----------   -----------   ------------   ------------
Net income.............................  $ 2,508,494   $ 2,581,901   $  6,883,761   $  7,531,535
                                         ===========   ===========   ============   ============
Earnings per common share:
  Net income per common share..........  $       .22   $       .23   $        .62   $        .67
                                         ===========   ===========   ============   ============
Weighted average number of common
  shares outstanding...................   11,190,650    11,190,650     11,190,650     11,190,650
                                         ===========   ===========   ============   ============

                See accompanying notes to financial statements.

                          NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2002           2003
                                                              ------------   ------------
                                                                      (UNAUDITED)
Operating Activities:
  Net income................................................  $  6,883,761   $  7,531,535
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Accretion of investment in NEG Holding LLC.............   (24,311,182)   (22,673,052)
     Deferred gain amortization.............................    (1,528,569)    (1,528,571)
     Deferred income tax expense............................     3,704,517      4,055,488
     Changes in operating assets and liabilities:
       Accounts receivable..................................       605,394        (59,834)
       Other current assets.................................        38,383        209,160
       Accounts payable and accrued liabilities.............     4,414,656      5,069,744
                                                              ------------   ------------
          Net cash used in operating activities.............   (10,193,040)    (7,395,530)
                                                              ------------   ------------
Investing Activities:
  Priority distribution from NEG Holding LLC................            --     40,506,071
  Guaranteed payment from NEG Holding LLC...................    10,842,212     10,239,545
                                                              ------------   ------------
          Net cash provided by investing activities.........    10,842,212     50,745,616
                                                              ------------   ------------
Financing Activities:
Repayment of Reinstated Interest............................            --    (42,756,377)
                                                              ------------   ------------
  Net cash used in financing activities.....................            --    (42,756,377)
                                                              ------------   ------------
Increase in cash and cash equivalents.......................       649,172        593,709
Cash and cash equivalents at beginning of period............     3,090,361      3,477,250
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $  3,739,533      4,070,959
                                                              ============   ============
Supplemental cash flow information
Interest paid in cash.......................................  $ 11,304,948   $ 50,860,483
                                                              ============   ============
Non-cash financing and investing activities Distribution of
  note from NEG Holding LLC.................................  $         --   $ 10,939,750
                                                              ============   ============

                See accompanying notes to financial statements.

                          NATIONAL ENERGY GROUP, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                   COMMON STOCK                                               TOTAL
                               ---------------------     ADDITIONAL       ACCUMULATED     STOCKHOLDERS'
                                 SHARES      AMOUNT    PAID-IN CAPITAL      DEFICIT      EQUITY (DEFICIT)
                               ----------   --------   ---------------   -------------   ----------------
Balance at December 31,
  2002.......................  11,190,650   $111,907    $123,020,121     $(196,121,212)    $(72,989,184)
  Net income.................          --         --              --         7,531,535        7,531,535
                               ----------   --------    ------------     -------------     ------------
Balance at September 30,
  2003.......................  11,190,650   $111,907    $123,020,121     $(188,589,677)    $(65,457,649)
                               ==========   ========    ============     =============     ============

                See accompanying notes to financial statements.

                          NATIONAL ENERGY GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2003

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

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million (the "LLC Contribution"). In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners, ("Gascon"), an entity owned or controlled by Carl C. Icahn, contributed (i) its sole membership interest in Shana National LLC, an oil and natural gas producing company, (ii) cash of $75.2 million, and (iii) a $10.9 million revolving note, evidencing the borrowings under the Company's revolving credit facility issued to Arnos Corp. ("Arnos"). In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. Holding LLC is governed by an operating agreement, effective as of May 1, 2001, which provides for the management and control of Holding LLC by Gascon (the "Holding LLC Operating Agreement"). All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, effective as of May 1, 2001. Carl C. Icahn, through his majority ownership of American Real Estate Holding, L.P. ("AREH") beneficially owns in excess of 50% of the issued and outstanding common stock of the Company.

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

                          NATIONAL ENERGY GROUP, INC.

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

     The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.

3.  MANAGEMENT AGREEMENTS

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating

                          NATIONAL ENERGY GROUP, INC.

LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC. The Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $1.8 million and $5.7 million as a management fee for the three and nine month periods ended September 30, 2003.

     On August 28, 2003, the Company entered into an agreement (the "TTG Management Agreement") to manage TransTexas Gas Corporation ("TTG"). The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn, the Company's largest stockholder. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the TTG Plan of Reorganization, effective August 29, 2003 (the "TTG Plan"). TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, President and CEO, and Vice President, Secretary and General Counsel of the Company, respectively, have been appointed to the TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation.

     The TTG Management Agreement provides that the Company shall be responsible for and have authority with respect to all of the day-to-day management of TTG's business but shall not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for the Company's services in managing the TTG business, the Company shall receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG,
(ii) upon 90 days prior written notice by the Company, (iii) upon 30 days following any day where High River Limited Partnership (also affiliated with Carl C. Icahn) designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court.

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

     On March 26, 2003, NEG Holding LLC distributed the $10.9 million note outstanding under the Company's revolving credit facility as a priority distribution to the Company, thereby canceling the note. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the credit

                          NATIONAL ENERGY GROUP, INC.

facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC who, thereafter, made a $40.5 million priority distribution and a $2.3 million guaranteed payment to the Company.

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

     The Indenture contains certain covenants limiting the Company with respect to the following: (i) asset sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries;
(viii) mergers and consolidations; and (ix) transactions with affiliates. The Company was in compliance with these covenants at September 30, 2003.

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

                          NATIONAL ENERGY GROUP, INC.

Company's investment in Holding LLC will be zero. Cash receipts, if any, after the priority distribution and the guaranteed payments will be reported in income as earned.

     The following is a summary balance sheet of Holding LLC as of December 31, 2002 and September 30, 2003.

                                                           DECEMBER 31,   SEPTEMBER 30,
                                                               2002           2003
                                                           ------------   -------------
Current assets...........................................  $ 42,126,407   $ 41,927,341
Net oil and natural gas properties (full-cost method)....   168,334,114    181,115,173
Net other property and equipment.........................     1,322,745      1,183,795
Other long-term assets...................................    10,954,103         12,803
                                                           ------------   ------------
Total assets.............................................  $222,737,369   $224,239,112
                                                           ============   ============
Current liabilities......................................  $ 20,927,227   $ 14,667,774
Long-term liabilities....................................     1,968,248     47,613,295
Members' equity..........................................   199,841,894    161,958,043
                                                           ------------   ------------
Total liabilities and members' equity....................  $222,737,369   $224,239,112
                                                           ============   ============

     The following is a summary income statement for Holding LLC for the nine months ended September 30, 2002 and 2003.

                                                               2002           2003
                                                           ------------   ------------
Total revenues...........................................  $ 26,507,103   $ 60,431,427
Total cost and expenses..................................   (22,824,976)   (35,660,867)
                                                           ------------   ------------
Operating income.........................................     3,682,127     24,770,560
Interest income and other................................     9,217,636     (2,880,751)
                                                           ------------   ------------
Income before cumulative effect of change in accounting
  principle..............................................    12,899,763     21,889,809
Cumulative effect of change in accounting principle......            --      1,911,705
                                                           ------------   ------------
Net income...............................................  $ 12,899,763   $ 23,801,514
                                                           ============   ============

     For the nine month period ended September 30, 2003, Holding LLC generated cash flows of $37.6 million from operating activities, used $76.2 million in investing activities and generated cash flows from financing activities of $42.8 million. Audited financials will be prepared and included in the Company's Form 10-K at December 31, 2003.

     The following is a rollforward of the Investment in Holding LLC as of September 30, 2003:

Investment in Holding LLC at December 31, 2002..............  $108,879,929
Priority distribution from Holding LLC......................   (51,445,821)
Guaranteed payment from Holding LLC.........................   (10,239,545)
Accretion of investment in Holding LLC......................    22,673,052
                                                              ------------
Investment in Holding LLC at September 30, 2003.............  $ 69,867,615
                                                              ============

                          NATIONAL ENERGY GROUP, INC.

     The Holding LLC Operating Agreement requires that distributions shall be made to both the Company and Gascon as follows:

          1. Guaranteed payments are to be paid to the Company, calculated on an annual interest rate of 10.75% on the outstanding priority distribution amount. The priority distribution amount includes all outstanding debt owed to entities owned or controlled by Carl C. Icahn, including the amount of the Company's 10.75% Senior Notes. As of September 30, 2003, the priority distribution amount was $148.6 million. The guaranteed payments will be made on a semi-annual basis.

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

     On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the Company's revolving credit facility as a priority distribution to the Company, thereby canceling the note. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC who, thereafter, made a $40.5 million priority distribution and a $2.3 million guaranteed payment to the Company.

     Operating LLC is currently in compliance with all covenants of the credit facility. (See Note 4)

7.  INCOME TAXES

     At December 31, 2002, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $101.3 million which begin expiring in 2003. Utilization of approximately $27.6 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue
Code) of the Company and its predecessors. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, the Company more likely than not will realize a partial benefit from the loss carryforwards. The Company recorded a deferred tax asset of $25.5 million and $21.4 million as of December 31, 2002 and September 30, 2003, respectively. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the

                          NATIONAL ENERGY GROUP, INC.

years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision.

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

     The Company will vigorously defend against the Osprey counterclaim, which the Company believes to be without merit. It is the Company's belief that the ultimate resolution of the arbitration will not have a material adverse effect on the Company's financial condition or results of operations.

9.  SUBSEQUENT EVENTS

     On September 9, 2003, in conjunction with approval of the Charter Amendment by the shareholders of the Company and as permitted under the Company's Amended and Restated Certificate of Incorporation, the Board of Directors approved a request to transfer 49.9% of the outstanding common stock of the Company currently held by certain affiliates of Carl C. Icahn to American Real Estate Holdings L.P. ("AREH"), which is controlled by Mr. Icahn. On October 2, 2003, the effective date of such transfer, AREH acquired 5,584,044 shares of common stock of the Company and $148,637,000 in aggregate principal amount of outstanding Senior Notes due 2006 of the Company, from entities affiliated with Carl C. Icahn. As a result of the foregoing transaction and following the acquisition by AREH of additional shares of common stock of the Company prior to closing of such transaction, AREH beneficially owns in excess of 50% of the issued and outstanding common stock of the Company.

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

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million (the "LLC Contribution"). In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners, ("Gascon"), an entity owned or controlled by Carl C. Ichan, contributed (i) its sole membership interest in Shana National LLC, an oil and natural gas producing company, (ii) cash of $75.2 million, and (iii) a $10.9 million revolving note, evidencing the borrowings under the Company's revolving credit facility issued to Arnos Corp. ("Arnos"). In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. Holding LLC is governed by an operating agreement, effective as of May 1, 2001, which provides for the management and control of Holding LLC by Gascon (the "Holding LLC Operating Agreement"). All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, effective as of May 1, 2001. Carl C. Icahn, through his majority ownership of American Real Estate Holding, L.P. ("AREH") beneficially owns in excess of 50% of the issued and outstanding common stock of the Company.

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

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC. The Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $1.8 million and $5.7 as a management fee for the three and nine month periods ended September 30, 2003.

     On August 28, 2003, the Company entered into an agreement (the "TTG Management Agreement") to manage TransTexas Gas Corporation ("TTG"). The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn, the Company's largest stockholder. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the TTG Plan of Reorganization, effective August 29, 2003 (the "TTG Plan"). TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, President and CEO, and Vice President, Secretary and General Counsel of the Company, respectively, have been appointed to the TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation.

     The TTG Management Agreement provides that the Company shall be responsible for and have authority with respect to all of the day-to-day management of TTG's business but shall not function as a

Disbursing Agent as such term is defined in the TTG Plan. As consideration for the Company's services in managing the TTG business, the Company shall receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG, (ii) upon 90 days prior written notice by the Company, (iii) upon 30 days following any day where High River Limited Partnership (also affiliated with Carl C. Icahn) designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court.

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

     On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the Company's revolving credit facility, as a priority distribution to the Company thereby canceling the note. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. (See Note 4).

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

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

     Revenues. Total revenues decreased $1.2 million (11.8%) from $10.2 million for the three months ended September 30, 2002 to $9.0 million for the same period in 2003. Total revenues decreased due to the decrease in accretion of investment in Holding LLC as a result of the priority distributions received from Holding LLC in March 2003.

     General and administrative costs remained constant at $1.6 million for both the third quarter of 2002 and 2003.

     Other Income and Expenses. Interest expense decreased $1.2 million from $4.7 million for the three months ended September 30, 2002 to $3.5 million for the same period in 2003. This decrease was due primarily to the repayment of the long-term interest payable on March 27, 2003 and the canceling of the note outstanding under the Company's revolving credit facility. The weighted average interest rate for the three months ended September 30, 2002 was 9.44% compared to 10.6% for the same period in 2003.

     Income Taxes. As of December 31, 2002, the Company estimates it has net operating loss carryforwards available for federal income tax purposes of approximately $101.3 million which begin expiring in 2003. The Company recorded a deferred tax asset of $25.5 million and $21.4 million as of December 31, 2002 and September 30, 2003, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision. The Company recorded deferred income tax expense of $1.4 million for the three months ended September 30, 2003.

  NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

     Revenues. Total revenues decreased $1.7 million (5.6%) from $30.1 million for the nine months ended September 30, 2002 to $28.4 million for the same period in 2003. Total revenues decreased due to the decrease in accretion of investment in Holding LLC.

     General and administrative costs decreased $.1 million (1.9%) from $5.3 million for the nine months ended September 30, 2002 to $5.2 million for the same period in 2003.

     Other Income and Expenses. The $2.6 million decrease in interest expense from $14.2 million for the nine months ended September 30, 2002 to $11.6 million for the same period in 2003 was due primarily to the repayment of the long-term interest payable on March 27, 2003 and the canceling of the note outstanding under the Company's revolving credit facility. The weighted average interest rate for the nine months ended September 30, 2002 was 9.45% compared to 10.6% for the same period in 2003.

     Income Taxes. As of December 31, 2002, the Company estimates it has net operating loss carryforwards available for federal income tax purposes of approximately $101.3 million which begin expiring in 2003. The Company recorded a deferred tax asset of $25.5 million and $21.4 million as of December 31, 2002 and September 30, 2003, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision. The Company recorded deferred income tax expense of $4.0 million for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

  NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

     Net cash used in operating activities was $10.2 million for 2002, compared to $7.4 million for 2003. The decrease in cash flows used in operating activities is primarily due to the reduced interest expense as a result of the repayment of the long-term interest payable. The guaranteed payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006.

     Net cash provided by investing activities was $50.7 million for 2003 and consisted of the $40.5 million priority distribution and the $10.2 million guaranteed payment received from Holding LLC. Net cash provided by investing activities in 2002 consisted of the $10.8 million guaranteed payment received from Holding LLC.

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

     The following table is a summary of contractual obligations as of September 30, 2003.

                                   4TH QUARTER
                                      2003          2004          2005           2006
                                   -----------   -----------   -----------   ------------
Senior Notes.....................  $       --    $        --   $        --   $148,637,000
Interest payments................   7,989,238     15,978,478    15,978,478     14,646,938
Rent.............................     149,032        596,128       596,128        596,128
                                   ----------    -----------   -----------   ------------
  Total..........................  $8,138,270    $16,574,606   $16,574,606   $163,880,066
                                   ==========    ===========   ===========   ============

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The implementation date of this Interpretation was recently delayed until December 31, 2003 for variable interest entities existing prior to January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company is currently evaluating the impact of the adoption of Interpretation No. 46, with respect to Holding LLC.

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during the nine months ended September 30, 2002 and 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

     The Company will vigorously defend against the Osprey counterclaim, which the Company believes to be without merit. It is the Company's belief that the ultimate resolution of the arbitration will not have a material adverse effect on the Company's financial condition or results of operations.

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

     On September 9, 2003, an annual meeting of the shareholders of the Company was held.

     At the meeting three proposals were voted upon and the following sets forth the number of votes that were cast for and against the proposals and the number of abstentions and broker no votes on the proposals:

          (i) Proposal to elect five nominees as directors of the Company to serve until the next annual meeting of shareholders:

                                 BOB G.     ROBERT H.   MARTIN L.   ROBERT J.    JACK G.
                                ALEXANDER     KITE       HIRSCH     MITCHELL    WASSERMAN
                                ---------   ---------   ---------   ---------   ---------
For...........................  5,858,751   5,858,384   5,858,652   5,858,697   5,858,690
Against.......................         --          --          --          --          --
Abstain.......................      1,501       1,868       1,600       1,555       1,562
                                ---------   ---------   ---------   ---------   ---------
                                5,860,252   5,860,252   5,860,252   5,860,252   5,860,252
                                =========   =========   =========   =========   =========

          (ii) Proposal to amend the Company's certificate of incorporation enabling the Company's board of directors to approve the transfer of certain equity interests which may be otherwise restricted.

For.........................................................  5,849,061
Against.....................................................      2,842
Abstain.....................................................      8,349
Broker no votes.............................................         --
                                                              ---------
                                                              5,860,252
                                                              =========

          (iii) Proposal to ratify the selection of KPMG LLP as the Company's independent auditors for the current fiscal year ended December 31, 2003.

For.........................................................   5,856,015
Against.....................................................         311
Abstain.....................................................       3,926
Broker no votes                                                       --
                                                               ---------
                                                               5,860,252
                                                               =========

ITEM 5.  OTHER INFORMATION

     On September 9, 2003, in conjunction with approval of the Charter Amendment by the shareholders of the Company and as permitted under the Company's Amended and Restated Certificate of Incorporation, the Board of Directors approved a request to transfer 49.9% of the outstanding common stock of the Company currently held by certain affiliates of Carl C. Icahn to American Real Estate Holdings L.P. ("AREH"), which is controlled by Mr. Icahn. On October 2, 2003, the effective date of such transfer, AREH acquired 5,584,044 shares of common stock of the Company and $148,637,000 in aggregate principal amount of outstanding Senior Notes due 2006 of the Company, from entities affiliated with Carl C. Icahn. As a result of the foregoing transaction and following the acquisition by AREH of additional shares of common stock of the Company prior to closing of such transaction, AREH beneficially owns in excess of 50% of the issued and outstanding common stock of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

     (b) Reports on Form 8-K

     The Company filed an 8-K on September 10, 2003 to disclose execution of an agreement to manage TransTexas Gas Corporation effective August 28, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL ENERGY GROUP, INC

                                          By:    /s/ BOB G. ALEXANDER
                                          --------------------------------------
                                                     Bob G. Alexander
                                          President and Chief Executive Officer

November 14, 2003

                                          By:    /s/ RANDALL D. COOLEY
                                          --------------------------------------
                                                    Randall D. Cooley
                                            Vice President and Chief Financial
                                                         Officer

November 14, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  2.1     --    Joint Plan of Reorganization Under Chapter 11 of the
                Bankruptcy Code for National Energy Group, Inc. and Boomer
                Marketing Corporation dated May 12, 2000(1)
  2.3     --    Order of Bankruptcy Court Confirming Joint Plan of
                Reorganization and Fixing Deadlines for Filing
                Administrative Claims, Fee Claims and Rejections Claims(2)
  3.1     --    Restated Certificate of Incorporation filed with the
                Secretary of State of Delaware on October 16, 2000(3)
  3.2     --    By-laws of the Company(4)
  3.3     --    Amendment to Restated Certificate of Incorporation filed
                with the Secretary of State of Delaware on November 10,
                2003(17)
  4.1     --    Indenture dated as of November 1, 1996, among the Company,
                National Energy Group of Oklahoma, Inc., formerly NEG-OK,
                and Bank One, Columbus, N.A.(5)
  4.2     --    Indenture dated August 21, 1997, among the Company and Bank
                One, N.A.(6)
  4.3     --    Instrument of Resignation, Appointment and Acceptance, dated
                October 23, 1998, between the Company, Bank One, Texas, N.A.
                and Norwest Bank Minnesota, N.A.(7)
 10.5     --    Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and
                the Company, NEG-OK and Boomer Marketing Corporation
                ("Boomer")(8)
 10.6     --    $50,000,000 Revolving Note dated August 29, 1996 payable to
                Bank One(8)
 10.7     --    $50,000,000 Revolving Note dated August 29, 1996 payable to
                Credit Lyonnais(8)
 10.8     --    Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                Bank One, Texas, N.A.(9)
 10.9     --    Assignment of $50,000,000 Revolving Note to Arnos Corp. from
                Credit Lyonnais New York Branch(9)
 10.10    --    Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(8)
 10.11    --    Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(8)
 10.12    --    Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(8)
 10.13    --    Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(8)
 10.14    --    First Amendment to Restated Loan Agreement dated October 31,
                1996 among Bank One and Credit Lyonnais and the Company,
                Guarantor and Boomer(10)
 10.15    --    Second Amendment to Restated Loan Agreement dated October
                31, 1996, among Bank One and Credit Lyonnais and the
                Company, Guarantor and Boomer(11)
 10.16    --    Third Amendment to Restated Loan Agreement dated October 31,
                1996, among Bank One and Credit Lyonnais and the Company,
                Guarantor and Boomer(11)
 10.17    --    Fourth Amendment to Restated Loan Agreement dated October
                31, 1996, among Bank One and Credit Lyonnais and the
                Company, Guarantor and Boomer(11)
 10.18    --    Multi-State Assignment Agreement dated December 22, 1998
                between Bank One, Texas, N.A., Credit Lyonnais New York
                Branch and Arnos Corp.(12)
 10.19    --    Multi-State Assignment Agreement, LaFourche Parish,
                Louisiana, dated December 22, 1998, between Bank One, Texas,
                N.A., Credit Lyonnais New York Branch and Arnos Corp.(9)
 10.20    --    Multi-State Assignment Agreement, Iberville Parish,
                Louisiana, dated December 22, 1998, between Bank One, Texas,
                N.A., Credit Lyonnais New York Branch and Arnos Corp.(9)
 10.21    --    Oklahoma Assignment Agreement, dated December 22, 1998,
                between Bank One, Texas, N.A., Credit Lyonnais New York
                Branch and Arnos Corp.(9)
 10.29    --    Fifth Amendment to Restated Loan Agreement dated August 1,
                2001, among the Company and Arnos Corp.(13)
 10.30    --    Debt Purchase Agreement dated August 1, 2001 between the
                Company and High River Limited Partnership.(13)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.31    --    Debt Purchase Agreement dated August 1, 2001 between the
                Company and High Coast Limited Partnership.(13)
 10.32    --    NEG Holding LLC Operating Agreement dated May 1, 2001
                between the Company and Gascon Partners.(14)
 10.33    --    NEG Operating LLC Operating Agreement dated May 1, 2001
                executed by NEG Holding LLC.(14)
 10.34    --    Shana National LLC Amended and Restated Operating Agreement
                dated September 12, 2001 executed by NEG Operating LLC.(14)
 10.35    --    Management Agreement dated September 12, 2001 between the
                Company and NEG Operating LLC.(14)
 10.36    --    Master Conveyance dated September 12, 2001 executed by the
                Company in favor of NEG Holding LLC.(14)
 10.37    --    Master Conveyance dated September 12, 2001 executed by
                Gascon Partners in favor of NEG Holding LLC.(14)
 10.38    --    Master Conveyance dated September 12, 2001 executed by NEG
                Holding LLC in favor of NEG Operating LLC.(14)
 10.39    --    Master Conveyance dated September 12, 2001 executed by Shana
                Petroleum Company in favor of Gascon Partners.(14)
 10.40    --    Master Conveyance dated September 12, 2001 executed by Shana
                Petroleum Company in favor of Shana National LLC.(14)
 10.41    --    Final Decree of Bankruptcy Court(15)
 10.42    --    Sixth Amendment to Restated Loan Agreement dated December
                15, 2001, among the Company and Arnos Corp.(16)
 10.43    --    Assignment of Restated Loan Agreement dated March 26, 2003, among Arnos Corp., the Company and NEG Operating LLC.(16)
 10.44    --    Seventh Amendment to Restated Loan Agreement dated March 26,
                2003, among Arnos Corp. and NEG Operating LLC.(16)
 10.45    --    Management Agreement with TransTexas Gas Corporation dated
                August 28, 2003(17)
 31.1     --    Certification of Chief Executive Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.(17)
 31.2     --    Certification of Chief Financial Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.(17)
 32.1     --    Certification of Chief Executive Officer pursuant to Section
                906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
                1350(17). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be "filed".
 32.2     --    Certification of Chief Financial Officer pursuant to Section
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