Form 10-K
period 2003-12-31
NATIONAL ENERGY GROUP INC
filed 2004-03-30
CIK 870756

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.  Yes [X]     No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of June 30, 2003, (based upon the last sales price of $.66 as reported by the OTC Bulletin Board) was $7,385,829.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [X]     No [ ]

     11,190,650 shares of the Registrant's common stock, $0.01 par value, were outstanding on March 22, 2004.

     Documents Incorporated by Reference: Listed below are documents, parts of which are incorporated herein by reference and the part of this report into which the document is incorporated: (1) Proxy Statement for the 2004 Annual Meeting of Shareholders -- Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEMS 1. AND 2. BUSINESS AND PROPERTIES...............................    3
          Forward-Looking Statements..................................    3
          Introduction................................................    3
          Ownership and Control of Outstanding Stock..................    3
          Background and recent Developments..........................    4
          NEG Holding LLC.............................................    4
          The Holding LLC Operating Agreement.........................    4
          The Operating LLC Management Agreement......................    5
          The Reorganized Company.....................................    6
          Senior Notes/Charter Amendment..............................    6
          The TransTexas Management Agreement.........................    6
          Credit Facility.............................................    7
          Principal Areas of Operations -- Prior to September 1,
          2001........................................................    7
          Oil and Natural Gas Reserves -- Prior to September 1,
          2001........................................................    8
          Oil and Natural Gas Production and Unit Economics -- Prior
          to September 1, 2001........................................    9
          Leasehold Acreage -- Prior to September 1, 2001.............    9
          Drilling Activity -- Prior to September 1, 2001.............   10
          Control Over Production Activities -- Prior to September 1,
          2001........................................................   10
          Markets and Customers -- Prior to September 1, 2001.........   10
          Investment in Holding LLC...................................   11
          Principal Areas of Operations -- Holding LLC -- After
          September 1, 2001...........................................   12
          Oil and Natural Gas Reserves -- Holding LLC -- After
          September 1, 2001...........................................   14
          Oil and Natural Gas Production and Unit Economics -- Holding
          LLC -- After September 1, 2001..............................   15
          Productive Well Summary -- Holding LLC -- After September 1,
          2001........................................................   16
          Leasehold Acreage -- Holding LLC -- After September 1,
          2001........................................................   16
          Drilling Activity -- Holding LLC -- After September 1,
          2001........................................................   17
          Title to Oil and Natural Gas Properties -- Holding
          LLC -- After September 1, 2001..............................   17
          Production and Sales Prices -- Holding LLC -- After
          September 1, 2001...........................................   17
          Control Over Production Activities -- Holding LLC -- After
          September 1, 2001...........................................   17
          Markets and Customers -- Holding LLC -- After September 1,
          2001........................................................   17
          Regulation -- Holding LLC -- After September 1, 2001........   18
          Operational Hazards and Insurance -- Holding LLC -- After
          September 1, 2001...........................................   21
          Competition -- Holding LLC -- After September 1, 2001.......   21
          Office Space................................................   21
          Employees...................................................   21
          Access to Public Filings....................................   21
ITEM 3.   LEGAL PROCEEDINGS...........................................   22

                                                                        PAGE
                                                                        ----
                                  PART II
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   23
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   23
          Market Information..........................................   23
          Holders.....................................................   23
          Dividends on Common Stock...................................   23
ITEM 6.   SELECTED FINANCIAL DATA.....................................   23
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   26
          Introduction................................................   26
          Ownership and Control of Outstanding Stock..................   26
          Background and Recent Developments..........................   26
          Holding LLC.................................................   26
          The Holding LLC Operating Agreement.........................   27
          The Operating LLC Management Agreement......................   28
          The Reorganized Company.....................................   28
          Senior Notes Charter Amendment..............................   28
          The TTG Management Agreement................................   29
          Credit Facility.............................................   29
          Results of Operations.......................................   30
          Liquidity and Capital Resources.............................   32
          Future Capital and Financing Requirements...................   33
          Off Balance Sheet Arrangements..............................   35
          Financial Reporting Impact of Full Cost Method of
          Accounting..................................................   35
          Critical Accounting Policies and Estimates..................   35
          Recent Accounting Pronouncements............................   36
          Changes in Prices...........................................   37
          Inflation...................................................   38
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   38
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   38
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   38
ITEM 9A.  CONTROLS AND PROCEDURES.....................................   38

                                  PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   39
ITEM 11.  EXECUTIVE COMPENSATION......................................   39
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   39
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   39
ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES......................   39

                                  PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................   39
          Signatures..................................................   42

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

INTRODUCTION

     The Company was incorporated under the laws of the State of Delaware on November 20, 1990. Effective June 11, 1991, Big Piney Oil and Gas Company and VP Oil, Inc. merged with and into the Company. On August 29, 1996, Alexander Energy Corporation was merged with and into a wholly-owned subsidiary of the Company, which subsidiary was merged with and into the Company on December 31, 1996. The Company is engaged in the business of managing the exploration, development, production and operations of natural gas and oil properties, primarily located in Texas, Oklahoma and Louisiana (both onshore and in the Gulf of Mexico). The Company's headquarters is located in Dallas, Texas.

OWNERSHIP AND CONTROL OF OUTSTANDING STOCK

     American Real Estate Holdings L.P. ("AREH") owns 50.1% of the outstanding common stock of the Company at December 31, 2003. Also, the general partner of AREH, American Property Investors, Inc. ("API") is an entity indirectly wholly owned by Carl C. Icahn. As such, the Company may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of the Company's Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. ("Arnos"), High River Limited Partnership ("High River"), American Real Estate Partners, LLP ("AREP"), which owns 99% in AREH, API, High Coast Limited partnership ("High Coast"), Cadus Pharmaceutical Corporation ("Cadus") and Greenville Holding LLC ("Greenville"). Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J. Mitchell is an employee of affiliates of Arnos and High River. Mr. Jack G. Wasserman is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API,

Greenville, AREP and AREH are entities affiliated with Mr. Icahn. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, that are no less favorable to the Company than could be obtained from unrelated parties.

BACKGROUND AND RECENT DEVELOPMENTS

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

NEG HOLDING LLC

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million. In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners ("Gascon"), an entity owned or controlled by Carl C. Icahn, contributed (i) its sole membership interest in Shana National LLC, an oil and natural gas producing company, (ii) cash of $75.2 million, and (iii) a $10.9 million revolving note evidencing borrowings under the Company's revolving credit facility issued to Arnos. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. Holding LLC is governed by an operating agreement effective as of May 12, 2001, which provides for management of Holding LLC by Gascon (the "Holding LLC Operating Agreement"). All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, effective as of May 1, 2001.

     The assets contributed by the Company to Holding LLC were current assets of $11.5 million, net oil and natural gas assets of $85.0 million and other assets of $4.8 million. The liabilities assumed by Holding LLC were current liabilities of $4.2 million, an intercompany payable to Gascon of $4.8 million and long-term liabilities of $1.0 million.

THE HOLDING LLC OPERATING AGREEMENT

     Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to the Company and Gascon shall be made in the following order.

ORDER OF DISTRIBUTIONS

     1. Guaranteed payments ("Guaranteed Payments") are to be paid to the Company, calculated on an annual interest rate of 10.75% on the outstanding priority amount (the "Priority Amount"). The Priority Amount includes all outstanding debt owed to entities owned or controlled by Mr. Carl C. Icahn, including the amount of the Company's 10.75% Senior Notes (the "Senior Notes"). As of December 31, 2003, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

     2. The Priority Amount is to be paid to the Company. Such payment is to occur by November 6, 2006.

     3. An amount equal to the Priority Amount and all Guaranteed Payments paid to the Company, plus any additional capital contributions made by Gascon, less any distributions previously made by Holding LLC to Gascon, is to be paid to Gascon.

     4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by Holding LLC to Gascon, is to be paid to Gascon.

     5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of the Company's and Gascon's respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement)

     It is anticipated that the Priority Amount will be used by the Company to pay off the Company's indebtedness (currently held by entities owned or controlled by Carl C. Icahn). The Guaranteed Payments are expected to be sufficient to make the interest payments on the Company's Senior Notes. Because of the substantial uncertainty that the Company will receive any distributions in addition to the Priority Amount and the Guaranteed Payments, the Company accounts for its investment in Holding LLC as a preferred investment. Guaranteed Payments received and receipt of the Priority Amount are recorded as reductions in the investment and income is recognized from accretion of the investment (based on the interest method) up to the Priority Amount, including the Guaranteed Payments, and the Company's remaining carrying value of the investment in Holding LLC will be valued at zero. The Company's membership interest in Holding LLC is governed by the terms of the Holding LLC Operating Agreement and is not affected by the accretion of the investment. Cash receipts, if any, after the Priority Amount and the Guaranteed Payments will be reported in income as earned.

     The Holding LLC Operating Agreement further contains a provision that allows Gascon, or its successor, at any time, in its sole discretion, to redeem the Company's membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. A determination of the fair market value of such assets shall be made by an independent third party jointly engaged by Gascon and the Company. Since all of the Company's operating assets and oil and natural gas properties have been contributed to Holding LLC, following such a redemption, the Company's principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon and there is a subsequent liquidation and distribution of the proceeds, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds could be made to the Company's shareholders. Following the payment of the Company's indebtedness, including the outstanding balance of $148.6 million relating to the Company's Senior Notes and its operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to the Company's shareholders. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.

THE OPERATING LLC MANAGEMENT AGREEMENT

     The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the "Management Agreement") which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted. However, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence or misconduct. The Company recorded $6.6 million as a management fee for the year ended December 31, 2003.

THE REORGANIZED COMPANY

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization effective May 12, 2001, the Company's principal assets were its remaining cash balances, accounts receivable from affiliates, deferred tax asset and its initial 50% membership interest in Holding LLC, and its principal liabilities were the $10.9 million outstanding under its existing $25 million revolving credit facility with Arnos and its Senior Notes and long-term interest payable on Senior Notes. None of the Company's employees transferred to Holding LLC or Operating LLC. The Company remains highly leveraged following confirmation of the Plan of Reorganization and entry of the final decree closing the Bankruptcy Proceeding. Further, as a result of the terms and conditions of the various agreements related to the repayment of the Company's indebtedness to Arnos and repayment of the Priority Amount and the Guaranteed Payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no proceeds remaining for distribution to the Company's shareholders.

SENIOR NOTES/CHARTER AMENDMENT

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the Senior Note obligations and $4.8 million of long-term interest payable on Senior Notes for $10.5 million. The Company paid two Arnos affiliates approximately $0.4 million in current interest on the redeemed Senior Note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001 to the date of redemption. As this was a partial redemption of the Senior Notes, it has been accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment, totaling $10.7 million, will be amortized as a reduction to interest expense over the remaining life of the bonds. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

     On September 9, 2003, following the approval of an amendment to the Company's Restated Certificate of Incorporation by the shareholders of the Company and as permitted under the Company's Amended and Restated Certificate of Incorporation, the Board of Directors approved a request to transfer 49.9% of the outstanding common stock of the Company held by certain affiliates of Carl
C. Icahn to AREH. On October 2, 2003, the effective date of such transfer, AREH acquired 5,584,044 shares of common stock of the Company and $148,637,000 in aggregate principal amount of outstanding Senior Notes due 2006 of the Company, from entities affiliated with Carl C. Icahn. As a result of the foregoing transaction and, following the acquisition by AREH of additional shares of common stock of the Company prior to closing of such transaction, AREH beneficially owns 50.1% of the issued and outstanding common stock of the Company.

THE TRANSTEXAS MANAGEMENT AGREEMENT

     On August 28, 2003, the Company entered into an agreement (the "TTG Management Agreement") to manage TransTexas Gas Corporation ("TTG"). The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the TTG Plan of Reorganization, effective August 29, 2003 (the "TTG Plan"). Affiliates of Mr. Icahn own approximately 89% of TTG. TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, President and CEO, and Vice President, Secretary and General Counsel of the Company, respectively, have been appointed to the TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation.

     The TTG Management Agreement provides that the Company shall be responsible for and have authority with respect to all of the day-to-day management of TTG's business but shall not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for the Company's services in managing the TTG business, the Company shall receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG,
(ii) upon 90 days prior written notice by the Company, (iii) upon 30 days following any day where High River designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court. The Company recorded $1.4 million as a management fee for the year ended December 31, 2003.

CREDIT FACILITY

     On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the Company's revolving credit facility as a distribution of Priority Amount to the Company, thereby canceling all outstanding balances due under the credit facility. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC which, thereafter, made a $40.5 million distribution of Priority Amount and a $2.3 million Guaranteed Payment to the Company. The Company utilized these funds to pay the entire amount of the long-term interest on the Senior Notes and interest accrued thereon outstanding on March 27, 2003.

     On December 29, 2003, Operating LLC entered into a Credit Agreement (the "Credit Agreement") with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents. The Credit Agreement provides for a loan commitment amount of up to $100 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). As a condition to the closing of the Credit Agreement, the lenders required that Operating LLC terminate its secured loan arrangement with Arnos. At the closing of the Credit Agreement, Operating LLC borrowed $43.8 million to repay $42.9 million owed by Operating LLC to Arnos under the secured loan arrangement which was then terminated and to pay administrative fees in connection with this borrowing. As a condition to the lenders obligations under the Credit Agreement, the lenders required that the Company, Gascon, Holding LLC and Operating LLC execute and deliver at the closing certain related agreements. (See Note 5 to the Company's Financial Statements included elsewhere herein).

     At December 31, 2003, the Company had no Proved Reserves, due to the contribution of all oil and natural gas assets to Holding LLC in September 2001. After the contribution, the Company owns 50% of Holding LLC.

PRINCIPAL AREAS OF OPERATIONS -- PRIOR TO SEPTEMBER 1, 2001

     The Company contributed all of its operating assets and oil and natural gas properties, excluding cash of $4.3 million, to Holding LLC in exchange for an initial 50% membership interest ("LLC Contribution"). For financial reporting purposes the transaction is as of September 1, 2001. Due to the LLC Contribution, the Company had no direct ownership of oil and natural gas properties at December 31, 2001, December 31, 2002 and at December 31, 2003. The Company received revenue and incurred expenses from oil and natural gas properties until September 1, 2001. The following discussion of oil and natural gas covers periods prior to that date. Effective with the LLC Contribution, all ownership interests are held by Holding LLC which includes its single member limited liability company, Operating LLC. See "Principal Areas of Operation -- Holding LLC".

OIL AND NATURAL GAS RESERVES -- PRIOR TO SEPTEMBER 1, 2001

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

                                                          AS OF AUGUST 31, 2001
                                             -----------------------------------------------
                                                                  NATURAL
                                                       NATURAL      GAS
                                               OIL       GAS     EQUIVALENT
                                             (Mbbls)   (Mmcf)     (Mmcfe)         PV10%
                                             -------   -------   ----------   --------------
                                                                              (IN THOUSANDS)
Proved Developed Reserves..................   3,605    48,237      69,867        $ 93,478
Proved Undeveloped Reserves................     434    10,195      12,799           8,781
                                              -----    ------      ------        --------
Total Proved Reserves......................   4,039    58,432      82,666        $102,259
                                              =====    ======      ======        ========
Standardized Measure.......................                                      $102,259
                                                                                 ========

OIL AND NATURAL GAS PRODUCTION AND UNIT ECONOMICS -- PRIOR TO SEPTEMBER 1, 2001

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

                                                              EIGHT MONTHS
                                                                 ENDED
                                                               AUGUST 31,
                                                                  2001
                                                              ------------
Net production:
  Oil (Mbbls)...............................................        428
  Natural gas (Mmcf)........................................      4,333
  Natural gas equivalent (Mmcfe)............................      6,901
Average sales price:
  Oil (per Bbl).............................................     $27.70
  Natural gas (per Mcf).....................................       4.92
Unit economics (per Mcfe):
  Average sales price.......................................     $ 4.81
  Lease operating expenses..................................        .56
  Oil and natural gas production taxes......................        .25
  Depletion rate (excluding writedowns).....................        .85
  General and administrative expenses.......................        .50

LEASEHOLD ACREAGE -- PRIOR TO SEPTEMBER 1, 2001

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

     Substantially all of the Company's producing oil and natural gas properties were located on leases held by the Company for an indeterminate number of years as long as production was maintained. All of the Company's non-producing acreage was held under leases from mineral owners or a government entity which expired at varying dates. The Company was obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Delay rentals were approximately $.2 million for the eight months ended August 31, 2001.

DRILLING ACTIVITY -- PRIOR TO SEPTEMBER 1, 2001

     The following table sets forth exploration and development drilling results for the eight months ended August 31, 2001.

                                                              EIGHT MONTHS
                                                                 ENDED
                                                               AUGUST 31,
                                                                  2001
                                                              ------------
                                                              GROSS   NET
                                                              -----   ----
Exploratory
  Productive................................................    2       .4
  Non-productive............................................    3      1.4
                                                               --     ----
     Total..................................................    5      1.8
                                                               --     ----
Development Productive......................................   16     13.2
  Non-productive............................................   --       --
                                                               --     ----
     Total..................................................   16     13.2
                                                               --     ----
Combined Total..............................................   21     15.0
                                                               ==     ====

CONTROL OVER PRODUCTION ACTIVITIES -- PRIOR TO SEPTEMBER 1, 2001

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

MARKETS AND CUSTOMERS -- PRIOR TO SEPTEMBER 1, 2001

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

     A large percentage of the Company's oil and natural gas sales were made to a small number of purchasers. For the eight months ended August 31, 2001, Plains Marketing and Transportation ("Plains") accounted for 95% of the Company's oil sales, and Aquila Energy Marketing, Crosstex Energy Services, Inc. ("Crosstex Energy") and Duke Energy Services, Inc. ("Duke Energy") accounted for 26%, 20% and 15%, respectively, of the Company's natural gas sales.

     The agreement with Plains, entered into in 1993, provided for Plains Marketing to purchase the Company's oil pursuant to West Texas Intermediate posted prices plus a premium. A portion of the Company's natural gas production was sold pursuant to long-term netback contracts. Under netback contracts, gas purchasers buy gas from a number of producers, process the gas for natural gas liquids, and sell the liquids and residue gas. Each producer receives a fixed portion of the proceeds from the sale of the liquids, and residue gas. The gas purchasers pay for transportation, processing, and marketing of the gas and liquids, and assume the risk of contracting pipelines and processing plants in return for a portion of the proceeds of the sale of the gas and liquids. Generally, because the purchasers are marketing large volumes of hydrocarbons gathered from multiple producers, higher prices may be obtained for the gas and liquids. The remainder of the Company's natural gas was sold on the spot market under short-term contracts.

INVESTMENT IN HOLDING LLC

     As explained below, the Company's investment in Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

     Under the Holding LLC Operating Agreement, the Company is to receive Guaranteed Payments in addition to a Priority Amount of $202.2 million before Gascon receives any monies. The Priority Amount is to be made on or before November 1, 2006. Guaranteed Payments are to be paid, on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding Priority Amount. After the payments to the Company, Gascon is to receive distributions equivalent to the Priority Amount and Guaranteed Payments plus other amounts as defined. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. The order of distributions is listed below. Because of the substantial uncertainty that the Company will receive any distributions above the Priority Amount and Guaranteed Payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment.

     At inception (September 12, 2001), the Company recorded the investment in Holding LLC at the historical cost of the oil and gas properties contributed into the partnership (in exchange for Holding LLC's obligation to pay the Company the Priority Amount and Guaranteed Payments). Subsequently, the Company accretes its investment in Holding LLC from the initial investment recorded up to the Priority Amount, including the Guaranteed Payments, at the implicit rate of interest, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the preferred investment. The preferred investment is evaluated quarterly for other than temporary impairment.

     Because of the substantial uncertainty that the Company will receive any distributions in excess of the Priority Amount and the Guaranteed Payments ("residual interest"), the residual interest attributable to the investment in Holding LLC is valued at zero. Upon payment of the Priority Amount in 2006, the Company's carrying value of the investment in Holding LLC will be zero. The Company's membership interest in Holding LLC is governed by the terms of the Holding LLC Operating Agreement and is not affected by the accretion of the investment. Cash receipts, if any, after the Priority Amount and the Guaranteed Payments will be reported in income as earned.

     The Holding LLC Operating Agreement requires that distributions shall be made to both the Company and Gascon as follows:

          1. Guaranteed Payments are to be paid to the Company, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Carl C. Icahn, including the amount of the Company's 10.75% Senior Notes. As of December 31, 2003, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

          2. The Priority Amount is to be paid to the Company. Such payment is to occur by November 6, 2006.

          3. An amount equal to the Priority Amount and all Guaranteed Payments paid to the Company, plus any additional capital contributions made by Gascon, less any distribution previously made by Holding LLC to Gascon, is to be paid to Gascon.

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

PRINCIPAL AREAS OF OPERATIONS -- HOLDING LLC -- AFTER SEPTEMBER 1, 2001

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

     The following table sets forth Holding LLC's principal areas of operations and Holding LLC's Proved Reserves of oil and natural gas at December 31, 2003.

                                                                       NATURAL
                                                            NATURAL      GAS
                                                    OIL       GAS     EQUIVALENT   % OF
                                                  (Mbbls)   (Mmcf)     (Mmcfe)     TOTAL
                                                  -------   -------   ----------   -----
Area:
  Mid-Continent.................................     451     30,399     33,105      16.7%
  East and West Texas...........................   3,536    125,510    146,726      74.2
  Gulf Coast....................................   1,054     11,695     18,019       9.1
                                                   -----    -------    -------     -----
     Total......................................   5,041    167,604    197,850     100.0%
                                                   =====    =======    =======     =====

     The following table sets forth Holding LLC's production by principal area of operation for the year ended December 31, 2003.

                                                                        NATURAL
                                                             NATURAL      GAS
                                                     OIL       GAS     EQUIVALENT   % OF
                                                   (Mbbls)   (Mmcf)     (Mmcfe)     TOTAL
                                                   -------   -------   ----------   -----
Area:
  Mid-Continent..................................     39      3,070       3,304      19.2%
  East and West Texas............................    349      8,606      10,700      62.2
  Gulf Coast.....................................    241      1,761       3,207      18.6
                                                     ---     ------      ------     -----
     Total.......................................    629     13,437      17,211     100.0%
                                                     ===     ======      ======     =====

MID-CONTINENT AREA -- AFTER SEPTEMBER 1, 2001

     At December 31, 2003, approximately 16.7% (33.1 Bcfe) of Holding LLC's Proved Reserves were located in the Mid-Continent area in Oklahoma and West Arkansas which includes the Anadarko and Arkoma Basins.

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

     During the year ended December 31, 2003, Holding LLC drilled 2 Gross (.24
Net) Development Wells in the Anadarko Basin which were completed as commercially productive.

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

     During the year ended December 31, 2003, Holding LLC drilled 2 Gross (1.07
Net) Development Wells in the Arkoma Basin which were completed as commercially productive.

EAST AND WEST TEXAS AREA -- AFTER SEPTEMBER 1, 2001

     At December 31, 2003, approximately 74.2% (146.7 Bcfe) of Holding LLC's Proved Reserves were located in the East and West Texas area, including East Texas, South Arkansas and in West Texas, the Goldsmith Adobe Unit and Longfellow Ranch Field.

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

     During the year ended December 31, 2003, Holding LLC drilled 8 Gross (8.0
Net) Development Wells in the East Texas Basin, which were completed as commercially productive.

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

     During the year ended December 31, 2003, Holding LLC drilled 12 Gross (12
Net) Development Wells at the GAU which were completed as commercially productive.

     - Longfellow Ranch Field and associated producing fields are located in the Val Verde Basin, a prolific gas producing area. Longfellow Ranch Field (Pinion Field) was discovered in 1983 by Fina Oil and Gas, but was not extensively developed due to lack of necessary pipeline and associated facilities. Riata

       Energy Inc. acquired the field in 1996 and began an extensive development program. The field is located near the leading edge of the Marathon thrust belt, where massive sheets of basin-ward Pennsylvanian, Mississippian and Devonian age rocks were thrust over the shelf onto deposits of similar age. The thrust belt in this region is further overlain by early Pennsylvanian and Permian sediments. The primary producing horizons in the field are the Caballos Novaculites of Devonian age. These sediments were deposited as laminated cherts ranging in thicknesses from 75 to over 800 feet thick. Additional producing horizons include the lower Pennsylvanian Dimple and upper Mississippian Tesnus formations. The Dimple is a shelf limestone deposit of Atokan or Morrowan age and the Tesnus is a clastic sandstone sequence. Other objectives include a normal stratigraphic section of Devonian, Silurian and Ordovician. These horizons have produced north of the Marathon thrust belt, where the structures can produce over a TCF of gas. The Longfellow Ranch Field is not delineated by any dry holes and is considered to be immature in its oil and gas development. This field presents great opportunities, both recognized and yet to be recognized.

     During the year ended December 31, 2003, Holding LLC drilled 10 Gross (3.8
Net) Development Wells and 29 Gross (7.9 Net) Exploratory Wells in Longfellow Ranch Field all of which were completed as commercially productive. During the same period Holding LLC drilled 1 Gross (.1 Net) Exploratory Well that was not completed as commercially productive.

GULF COAST AREA -- AFTER SEPTEMBER 1, 2001

     At December 31, 2003, approximately 9.1% (18 Bcfe) of Holding LLC's Proved Reserves were located in the Gulf Coast area which includes South Louisiana and South Texas.

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

     During the year ended December 31, 2003, Holding LLC drilled 2 Gross (1
Net) Development Wells in the Gulf coast area, which were completed as commercially productive. During the same period Holding LLC drilled 1 Gross (.13
Net) Exploratory Well and 1 Gross (.4 Net) Development Well that were not completed as commercially productive.

OIL AND NATURAL GAS RESERVES -- HOLDING LLC -- AFTER SEPTEMBER 1, 2001

     The estimated proved reserves and related future net revenues as of December 31, 2003, were prepared by Netherland, Sewell & Associates, Inc., DeGolyer and MacNaughton and Prator Bett, LLC. All of Holding LLC's reserves are located in the continental United States. Holding LLC's reserve report was prepared using constant prices and costs in accordance with the published guidelines of the Securities and Exchange Commission ("SEC"). The net weighted average prices used in Holding LLC's reserve report at December 31, 2003, were $31.14 per barrel of oil and $5.87 per Mcf of natural gas. The estimation of reserves and future net revenues can be materially affected by the oil and natural gas prices used in preparing the reserve report.

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

     The following table sets forth certain information for Holding LLC's total Proved Reserves of oil and natural gas and the PV10% of estimated future net revenues from such reserves, at December 31, 2003. Also presented is the Standardized Measure of Holding LLC's total Proved Reserves of oil and natural gas.

                                                        AS OF DECEMBER 31, 2003
                                            -----------------------------------------------
                                                                 NATURAL
                                                      NATURAL      GAS
                                              OIL       GAS     EQUIVALENT
                                            (Mbbls)   (Mmcf)     (Mmcfe)         PV10%
                                            -------   -------   ----------   --------------
                                                                             (IN THOUSANDS)
Proved Developed Reserves.................   4,096    104,207    128,783        $303,175
Proved Undeveloped Reserves...............     945     63,397     69,067         152,719
                                             -----    -------    -------        --------
Total Proved Reserves.....................   5,041    167,604    197,850         455,894
                                             =====    =======    =======        ========
Standardized Measure......................                                      $456,060
                                                                                ========

OIL AND NATURAL GAS PRODUCTION AND UNIT ECONOMICS -- HOLDING LLC -- AFTER SEPTEMBER 1, 2001

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

                                                       FOUR MONTHS       YEAR ENDED
                                                          ENDED         DECEMBER 31,
                                                       DECEMBER 31,   -----------------
                                                           2001        2002      2003
                                                       ------------   -------   -------
Net production:
  Oil (Mbbls)........................................        246          629       629
  Natural gas (Mmcf).................................      2,713        7,827    13,437
  Natural gas equivalent (Mmcfe).....................      4,189       11,602    17,211
Average sales price:
  Oil (per Bbl)......................................     $20.81      $ 23.93   $ 26.54
  Natural gas (per Mcf)..............................       2.63         3.06      4.39
Unit economics (per Mcfe):
  Average sales price................................     $ 2.97      $  3.36   $  4.40
  Lease operating expenses...........................        .64          .73       .66
  Oil and natural gas production taxes (net of
     refunds in 2002)................................        .17          .16       .34
  Depletion rate.....................................       1.00         1.29      1.25
  General and administrative expenses................        .50          .50       .28

PRODUCTIVE WELL SUMMARY -- HOLDING LLC -- AFTER SEPTEMBER 1, 2001

     Holding LLC's production of oil and natural gas is primarily derived from wells located in Texas, Oklahoma, Louisiana, and Arkansas. The following table sets forth Holding LLC's interests in Productive Wells, by principal area of operation, as of December 31, 2003:

                                                    OIL       NATURAL GAS      TOTAL
                                                -----------   -----------   -----------
                                                GROSS   NET   GROSS   NET   GROSS   NET
                                                -----   ---   -----   ---   -----   ---
Area:
  Mid-Continent...............................    33     11    199     99    232    110
  East and West Texas.........................   137    135    163     89    300    224
  Gulf Coast..................................    25     16     88     35    113     51
                                                 ---    ---    ---    ---    ---    ---
     Total....................................   195    162    450    223    645    385
                                                 ===    ===    ===    ===    ===    ===

LEASEHOLD ACREAGE -- HOLDING LLC -- AFTER SEPTEMBER 1, 2001

     The following table shows the approximate Gross and Net Acres in which Holding LLC had a leasehold interest as of December 31, 2003:

                                                                           UNDEVELOPED
                                                    DEVELOPED ACREAGE        ACREAGE
                                                    ------------------   ---------------
                                                     GROSS       NET     GROSS     NET
                                                    --------   -------   ------   ------
Area:
  Mid-Continent...................................   66,941    36,233       640      248
  East and West Texas.............................   35,520    22,326    87,252   21,720
  Gulf Coast......................................   27,129    10,930    10,611    5,960
                                                    -------    ------    ------   ------
     Totals.......................................  129,590    69,489    98,503   27,928
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

     Substantially all of Holding LLC's producing oil and natural gas properties are located on leases held by Holding LLC for an indeterminate number of years as long as production is maintained. All of Holding LLC's non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. Holding LLC is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Delay rentals were approximately $.01 million for the four months ended December 31, 2001 and $0.07 million and $0.08 million for the years ended December 31, 2002 and 2003 and could increase or decrease in future periods depending on Holding LLC's lease acquisition activities.

DRILLING ACTIVITY -- HOLDING LLC -- AFTER SEPTEMBER 1, 2001

     The following table sets forth Holding LLC's exploration and development drilling results for the four months ended December 31, 2001 and the years ended December 31, 2002 and 2003.

                                                  FOUR MONTHS
                                                     ENDED        YEAR ENDED DECEMBER 31,
                                                 DECEMBER 31,    --------------------------
                                                     2001           2002           2003
                                                 -------------   -----------   ------------
                                                 GROSS    NET    GROSS   NET   GROSS   NET
                                                 ------   ----   -----   ---   -----   ----
Exploratory
  Productive...................................     5     1.0      6     1.6    29      7.9
  Non-productive...............................     1      .3      1     .4      2       .2
                                                   --     ---     --     ---    --     ----
     Total.....................................     6     1.3      7     2.0    31      8.1
                                                   --     ---     --     ---    --     ----
Development
  Productive...................................     3     1.7     15     5.3    36     26.0
  Non-productive...............................     1      .5      1     1.0     1       .4
                                                   --     ---     --     ---    --     ----
     Total.....................................     4     2.2     16     6.3    37     26.4
                                                   --     ---     --     ---    --     ----
Combined Total.................................    10     3.5     23     8.3    68     34.5
                                                   ==     ===     ==     ===    ==     ====

TITLE TO OIL AND NATURAL GAS PROPERTIES -- HOLDING LLC -- AFTER SEPTEMBER 1,
2001

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

PRODUCTION AND SALES PRICES -- HOLDING LLC -- AFTER SEPTEMBER 1, 2001

     Holding LLC produces oil and natural gas solely in the continental United States. Holding LLC has no obligations to provide a fixed and determinable quantity of oil and/or natural gas in the future under existing contracts or agreements. Nor does Holding LLC refine or process the oil and natural gas it produces, but sells the production to unaffiliated oil and natural gas purchasing companies in the area in which it is produced. Holding LLC expects to sell crude oil on a market price basis and to sell natural gas under contracts to both interstate and intrastate natural gas pipeline companies. Holding LLC currently sells a significant portion of oil pursuant to a contract with Plains Marketing and Transportation. See "-- Markets and Customers -- Holding LLC."

CONTROL OVER PRODUCTION ACTIVITIES -- HOLDING LLC -- AFTER SEPTEMBER 1, 2001

     Holding LLC operated 395 of the 645 producing wells in which it owned an interest as of December 31, 2003. The non-operated properties are operated by unrelated third parties pursuant to operating agreements which are generally standard in the industry. Significant decisions about operations regarding non-operated properties may be determined by the outside operator rather than by Holding LLC. If Holding LLC declines to participate in additional activities proposed by the outside operator under certain operating agreements, Holding LLC will not receive revenues from, and/or will lose its interest in the activity in which it declined to participate.

MARKETS AND CUSTOMERS -- HOLDING LLC -- AFTER SEPTEMBER 1, 2001

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

     A large percentage of Holding LLC's oil and natural gas sales are made to a small number of purchasers. For the year ended December 31, 2003, Plains accounted for 93.9% of Holding LLC's oil sales and Riata Energy Company, Seminole Energy Services and Crosstex Energy accounted for 49.1%, 11.7% and 14.90%, respectively of Holding LLC's gas sales. For the year ended December 31, 2002, Plains accounted for 83.1% of Holding LLC's oil sales and Crosstex Energy, Duke Energy and Oneok Gas Marketing Company accounted for 20%, 11% and 10%, respectively, of Holding LLC's material natural gas sales. For the four months ended December 31, 2001, Plains accounted for 83% of Holding LLC's oil sales, and Aquila Energy Marketing, Crosstex Energy and Copano Field Services accounted for 17% and 15% and 13%, respectively, of Holding LLC's natural gas sales. Holding LLC does not believe that the loss of any purchaser would have a material adverse effect on its business because, under prevailing market conditions, other purchasers are readily available.

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

REGULATION -- HOLDING LLC -- AFTER SEPTEMBER 1, 2001

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

OPERATIONAL HAZARDS AND INSURANCE -- HOLDING LLC -- AFTER SEPTEMBER 1, 2001

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

COMPETITION -- HOLDING LLC -- AFTER SEPTEMBER 1, 2001

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

EMPLOYEES

     On March 22, 2004, the Company had 77 full-time employees. Of these employees, 32 are field-related personnel. The Company does not have any collective bargaining agreements with employees and believes that relations with its employees are generally satisfactory.

ACCESS TO PUBLIC FILINGS

     The Company provides public access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the SEC under the Securities Exchange Act of 1934. These documents may be accessed free of charge on the Company's website at the following address: http://www.negx.com. These documents are provided as soon as is practicable after filing with the SEC. These documents may also be found at the SEC's website at http://www.sec.gov. This website address is intended to be an inactive, textual reference only, and none of the material on this website is part of this report.

ITEM 3.  LEGAL PROCEEDINGS

     On July 7, 2003, the Company filed a request with the American Arbitration Association for dispute resolution of a claim in the amount of $21,000 against Osprey Petroleum Company, Inc. ("Osprey") arising out of Osprey's failure to post bond for certain plugging and abandonment liabilities associated with oil and gas properties sold by the Company to Osprey in September 2000. Osprey has counterclaimed against the Company and its affiliates (Holding LLC and Operating
LLC) in an amount up to $15 million, alleging fraud and breach of contract related to the sale of such oil and gas properties. The Purchase and Sale Agreement transferring the properties from the Company to Osprey provides for dispute resolution through binding arbitration utilizing arbitrator(s) experienced in oil and gas transactions. The exclusive venue for any such arbitration is in Dallas, Texas, and the binding, nonappealable judgment by the arbitrator(s) may be entered in any court having competent jurisdiction.

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

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

                                                              COMMON STOCK
                                                                  PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
CALENDAR YEARS BY QUARTER
2003:
  First.....................................................  $ .30   $ .30
  Second....................................................    .71     .64
  Third.....................................................   1.25    1.15
  Fourth....................................................   2.75    2.50
2002:
  First.....................................................  $ .49   $ .23
  Second....................................................    .49     .22
  Third.....................................................    .28     .15
  Fourth....................................................    .37     .14

     On March 22, 2004, the latest practicable date for providing price information, the last quoted price for the Company's common stock was $3.50.

HOLDERS

     As of March 22, 2004, the Company had approximately 7,500 record holders of its shares of common stock, including multiple nominee holders for an undetermined number of beneficial owners.

DIVIDENDS ON COMMON STOCK

     The Company has never paid cash dividends on its common stock and does not expect to declare cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial and operating data with respect to the Company as of and for each of the five years in the period ended December 31, 2003. The financial data was derived from the historical financial statements of the Company. This information is not necessarily indicative of the Company's future performance. The financial data set forth below should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto of the Company included elsewhere herein.

                                                           YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                             1999         2000        2001       2002       2003
                                           ---------    ---------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT FOR RATIOS AND PER UNIT DATA)
STATEMENT OF OPERATIONS DATA:(1)
Oil and natural gas sales................  $  39,300    $  51,014   $ 33,176   $     --   $     --
Accretion of Investment in Holding LLC...         --           --      9,834     32,879     30,141
Management fee...........................         --           --      2,699      7,637      7,967
                                           ---------    ---------   --------   --------   --------
     Total revenue.......................     39,300       51,014     45,709     40,516     38,108
                                           ---------    ---------   --------   --------   --------
Costs and expenses:
  Lease operating........................      6,101        5,672      3,874         --         --
  Oil and natural gas production taxes...      2,095        2,888      1,695         --         --
  Depreciation, depletion and
     amortization........................     15,889       11,044      6,163         --         --
  General and administrative.............      4,098        4,527      5,931      7,105      7,231
                                           ---------    ---------   --------   --------   --------
     Total costs and expenses............     28,183       24,131     17,663      7,105      7,231
                                           ---------    ---------   --------   --------   --------
Operating income.........................     11,117       26,883     28,046     33,411     30,877
Interest expense(2)......................     (1,909)      (9,656)   (21,224)   (18,964)   (15,115)
Interest income and other, net...........         --        1,672       (336)        36         34
                                           ---------    ---------   --------   --------   --------
Income before reorganization items,
  income taxes and extraordinary item....      9,208       18,899      6,486     14,483     15,796
Reorganization items:....................                                                       --
  Professional fees and other............     (4,727)      (1,354)       236         --         --
  Writeoff of unamortized debt premium
     and issuance costs, net.............     (3,219)          --         --         --         --
  Interest earned on accumulating cash
     resulting from Chapter 11
     proceedings.........................        762        1,064         --         --         --
                                           ---------    ---------   --------   --------   --------
Income before income taxes and
  extraordinary items....................      2,024       18,609      6,722     14,483     15,796
Income tax benefit (expense)(7)..........         --           --     30,589     (5,068)      (225)
                                           ---------    ---------   --------   --------   --------
Income before extraordinary item.........      2,024       18,609     37,311      9,415     15,571
Extraordinary loss.......................         --      (33,047)       (11)        --         --
                                           ---------    ---------   --------   --------   --------
Net income (loss)........................  $   2,024    $ (14,438)  $ 37,300   $  9,415   $ 15,571
                                           =========    =========   ========   ========   ========
Net income per common share before
  extraordinary item.....................  $     .35    $    2.71   $   3.33   $    .84   $   1.39
                                           =========    =========   ========   ========   ========
Net income (loss) per common share, basic
  and diluted............................  $     .35    $   (2.10)  $   3.33   $    .84   $   1.39
                                           =========    =========   ========   ========   ========
CASH FLOW DATA:
Net cash provided by (used in) operating
  activities.............................  $  27,713    $  23,831   $ 11,537   $(21,266)  $(59,053)
Net cash provided by (used in) investing
  activities.............................     (1,038)     (11,720)   (30,840)        --         --
Net cash provided by (used in) financing
  activities.............................         --        2,000    (20,935)    21,653     58,735

                                                           YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                             1999         2000        2001       2002       2003
                                           ---------    ---------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT FOR RATIOS AND PER UNIT DATA)
BALANCE SHEET DATA (AT PERIOD END):(1)
Cash and cash equivalents................  $  29,217    $  43,328   $  3,090   $  3,477   $  3,159
Working capital (deficit)................        N/A(3)    19,835      1,673    (40,001)     1,699
Total assets.............................    100,358      118,654    132,709    138,805     99,684
Long-term debt...........................        N/A(4)   210,827    202,471    159,576    148,637
Stockholders' deficit....................   (114,906)    (127,171)   (82,405)   (72,989)   (57,418)

                                                              YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------
                                                   1999      2000     2001(5)   2002(6)   2003(6)
                                                  -------   -------   -------   -------   -------
OPERATING DATA:(1)
Production:.....................................                          --
  Oil (Mbls)....................................    1,135       799      428       --        --
  Natural gas (Mmcf)............................    9,266     7,081    4,333       --        --
  Natural gas equivalent (Mmcfe)................   16,078    11,873    6,901       --        --
Average sales price:
  Oil (per Bbl).................................  $ 17.62   $ 29.24   $27.70       --        --
  Natural gas (per Mcf).........................     2.08      3.91     4.92       --        --
Unit economics (per Mcfe):
  Average sales price...........................  $  2.44   $  4.30   $ 4.81       --        --
  Lease operating expenses......................      .38       .48      .56       --        --
  Oil and natural gas production taxes..........      .13       .24      .25       --        --
  Depreciation, depletion and amortization......      .99       .93      .89       --        --
  General and administrative....................      .25       .38      .50       --        --

---------------

(1) Reflects the revenues, results of operations, and production subsequent to the dates of acquisitions of various oil and natural gas properties that affect the comparability of the data presented.

(2) Accrual of interest on the Company's Senior Notes was discontinued during the Bankruptcy Proceeding. Approximately $17.7 million and $10.5 million of additional interest expense would have been recognized by the Company during 1999 and 2000, respectively, if not for the discontinuation of the interest accrual.

(3) Due to the Chapter 11 proceedings, these measurements are not meaningful for the year ended December 31, 1999 and have not been presented. See Notes 1, 5 and 6 in Notes to Consolidated Financial Statements.

(4) Due to the Chapter 11 proceedings, this measurement is not meaningful as of December 31, 1999 and has not been presented. See Note 6 in Notes to Consolidated Financial Statements.

(5) Operating data is included only through August 31, 2001 when the oil and natural gas assets were contributed to Holding LLC.

(6) The Company had no oil and natural gas operations during 2002 and 2003 as all the oil and natural gas assets were contributed to Holding LLC effective August 31, 2001.

(7) See Note 10 in Notes to Consolidated Financial Statements.

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

INTRODUCTION

     The Company was incorporated under the laws of the State of Delaware on November 20, 1990. Effective June 11, 1991, Big Piney Oil and Gas Company and VP Oil, Inc. merged with and into the Company. On August 29, 1996, Alexander Energy Corporation was merged with and into a wholly-owned subsidiary of the Company, which subsidiary was merged with and into the Company on December 31, 1996. The Company is engaged in the business of managing the exploration, development, production and operations of natural gas and oil properties, primarily located in Texas, Oklahoma and Louisiana (both onshore and in the Gulf of Mexico). The Company's headquarters is located in Dallas, Texas.

OWNERSHIP AND CONTROL OF OUTSTANDING STOCK

     American Real Estate Holdings L.P. ("AREH") owns 50.1% of the outstanding common stock of the Company at December 31, 2003. Also, the general partner of AREH, American Property Investors, Inc. ("API") is an entity indirectly wholly owned by Carl C. Icahn. As such, the Company may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of the Company's Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. ("Arnos"), High River Limited Partnership ("High River"), American Real Estate Partners, LLP ("AREP"), which owns 99% in AREH, API, High Coast Limited partnership ("High Coast"), Cadus Pharmaceutical Corporation ("Cadus") and Greenville Holding LLC ("Greenville"). Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J. Mitchell is an employee of affiliates of Arnos and High River. Mr. Jack G. Wasserman is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, that are no less favorable to the Company than could be obtained from unrelated parties.

BACKGROUND AND RECENT DEVELOPMENTS

     On February 11, 1999, the Bankruptcy Court entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceeding"). On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming the Plan of Reorganization jointly proposed by the Company and the official committee of unsecured creditors, which Plan of Reorganization became effective on August 4, 2000. The Bankruptcy Court issued a final decree closing the case effective December 13, 2001. Accordingly, the Company has effectively settled all matters relating to the Bankruptcy Proceeding.

HOLDING LLC

     As mandated by the Plan of Reorganization and the Bankruptcy Court, Holding LLC was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million. In exchange for its initial 50% membership interest in Holding LLC, Gascon, an entity owned or controlled by Carl C. Icahn, contributed (i) its sole membership interest in Shana National LLC, an oil and natural gas producing company, (ii) cash of $75.2 million, and (iii) a $10.9 million revolving note evidencing borrowings under the Company's revolving credit facility issued to Arnos. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in

Operating LLC. Holding LLC is governed by the Holding LLC Operating Agreement, which provides for management of Holding LLC by Gascon. All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, effective as of May 1, 2001.

     The assets contributed by the Company to Holding LLC were current assets of $11.5 million, net oil and natural gas assets of $85.0 million and other assets of $4.8 million. The liabilities assumed by Holding LLC were current liabilities of $4.2 million, an intercompany payable to Gascon of $4.8 million and long-term liabilities of $1.0 million.

THE HOLDING LLC OPERATING AGREEMENT

     Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to the Company and Gascon shall be made in the following order.

ORDER OF DISTRIBUTIONS

     1. Guaranteed Payments are to be paid to the Company, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Mr. Carl C. Icahn, including the amount of the Company's Senior Notes. As of December 31, 2003, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

     2. The Priority Amount is to be paid to the Company. Such payment is to occur by November 6, 2006.

     3. An amount equal to the Priority Amount and all Guaranteed Payments paid to the Company, plus any additional capital contributions made by Gascon, less any distributions previously made by Holding LLC to Gascon, is to be paid to Gascon.

     4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by Holding LLC to Gascon, is to be paid to Gascon.

     5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of the Company's and Gascon's respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement)

     It is anticipated that the Priority Amount will be used by the Company to pay off the Company's indebtedness (currently held by entities owned or controlled by Carl C. Icahn). The Guaranteed Payments are expected to be sufficient to make the interest payments on the Company's Senior Notes. Because of the substantial uncertainty that the Company will receive any distributions in addition to the Priority Amount and the Guaranteed Payments, the Company accounts for its investment in Holding LLC as a preferred investment. Guaranteed Payments received and receipt of the Priority Amount are recorded as reductions in the investment and income is recognized from accretion of the investment (based on the interest method) up to the Priority Amount, including the Guaranteed Payments, and the Company's remaining carrying value of the investment in Holding LLC will be valued at zero. The Company's membership interest in Holding LLC is governed by the terms of the Holding LLC Operating Agreement and is not affected by the accretion of the investment. Cash receipts, if any, after the Priority Amount and the Guaranteed Payments will be reported in income as earned.

     The Holding LLC Operating Agreement further contains a provision that allows Gascon, or its successor, at any time, in its sole discretion, to redeem the Company's membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. A determination of the fair market value of such assets shall be made by an independent third party jointly engaged by Gascon and the Company. Since all of the Company's operating assets and oil and natural gas properties have been contributed to Holding LLC, following such a redemption, the Company's principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon and there is a subsequent liquidation and distribution of the proceeds, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds could be made to the Company's shareholders. Following the payment of the Company's indebtedness, including the outstanding balance of $148.6 million relating to the Company's Senior Notes and its operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to the Company's shareholders. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.

THE OPERATING LLC MANAGEMENT AGREEMENT

     The management and operation of Operating LLC is being undertaken by the Company pursuant to the Management Agreement which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted. However, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence or misconduct. The Company recorded $6.6 million as a management fee for the year ended December 31, 2003.

THE REORGANIZED COMPANY

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization effective May 12, 2001, the Company's principal assets were its remaining cash balances, accounts receivable from affiliates, deferred tax asset and its initial 50% membership interest in Holding LLC, and its principal liabilities were the $10.9 million outstanding under its existing $25 million revolving credit facility with Arnos and its Senior Notes and long-term interest payable on Senior Notes. None of the Company's employees have been transferred to Holding LLC or Operating LLC. The Company remains highly leveraged following confirmation of the Plan of Reorganization and entry of the final decree closing the Bankruptcy Proceeding. Further, as a result of the terms and conditions of the various agreements related to the repayment of the Company's indebtedness to Arnos and repayment of the Priority Amount and the Guaranteed Payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no proceeds remaining for distribution to the Company's shareholders.

SENIOR NOTES/CHARTER AMENDMENT

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the Senior Note obligations and $4.8 million of long-term interest payable on Senior Notes for $10.5 million. The Company paid two Arnos affiliates approximately $0.4 million in current interest on the redeemed Senior

Note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001 to the date of redemption. As this was a partial redemption of the Senior Notes, it has been accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment, totaling $10.7 million, will be amortized as a reduction to interest expense over the remaining life of the bonds. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

     On September 9, 2003, following the approval of an amendment to the Company's Restated Certificate of Incorporation by the shareholders of the Company and as permitted under the Company's Amended and Restated Certificate of Incorporation, the Board of Directors approved a request to transfer 49.9% of the outstanding common stock of the Company held by certain affiliates of Carl
C. Icahn to AREH. On October 2, 2003, the effective date of such transfer, AREH acquired 5,584,044 shares of common stock of the Company and $148,637,000 in aggregate principal amount of outstanding Senior Notes due 2006 of the Company, from entities affiliated with Carl C. Icahn. As a result of the foregoing transaction and, following the acquisition by AREH of additional shares of common stock of the Company prior to closing of such transaction, AREH beneficially owns 50.1% of the issued and outstanding common stock of the Company.

THE TTG MANAGEMENT AGREEMENT

     On August 28, 2003, the Company entered into the TTG Management Agreement whereby the Company manages TTG. The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the TTG Plan. Affiliates of Mr. Icahn own approximately 89% of TTG. TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, President and CEO, and Vice President, Secretary and General Counsel of the Company, respectively, have been appointed to the TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation.

     The TTG Management Agreement provides that the Company shall be responsible for and have authority with respect to all of the day-to-day management of TTG's business but shall not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for the Company's services in managing the TTG business, the Company shall receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG,
(ii) upon 90 days prior written notice by the Company, (iii) upon 30 days following any day where High River designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court. The Company recorded $1.4 million as a management fee for the year ended December 31, 2003.

CREDIT FACILITY

     On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the Company's revolving credit facility as a distribution of Priority Amount to the Company, thereby canceling all outstanding balances due under the credit facility. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC which, thereafter, made a $40.5 million distribution of Priority Amount and a $2.3 million Guaranteed Payment to the Company. The Company utilized these funds to pay the entire amount of the long-term interest on the Senior Notes and interest accrued thereon outstanding on March 27, 2003.

     On December 29, 2003, Operating LLC entered into the Credit Agreement with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents. The Credit Agreement provides for a loan commitment amount of up to $100 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). As a condition to the closing of the Credit Agreement, the lenders required that Operating LLC terminate its secured loan arrangement with Arnos. At the closing of the Credit Agreement, Operating LLC borrowed $43.8 million to repay $42.9 million owed by Operating LLC to Arnos under the secured loan arrangement which was then terminated and to pay administrative fees in connection with this borrowing. As a condition to the lenders obligations under the Credit Agreement, the lenders required that the Company, Gascon, Holding LLC and Operating LLC execute and deliver at the closing certain related agreements. (See Note 5 to the Company's Financial Statements included elsewhere herein).

RESULTS OF OPERATIONS

     On September 12, 2001 the Company contributed all its operating assets and oil and natural gas properties, excluding cash of $4.3 million to Holding LLC, in exchange for an initial 50% membership interest ("LLC Contribution"). For tax and valuation purposes the effective date is May 1, 2001, however, for financial reporting purposes the transaction is as of September 1, 2001. Operations from September 1 to September 12 were not significant. In 2001, the Company recorded eight months of oil and natural gas operations and four months of accretion of the preferred investment and management fees. Beginning with 2002 and in the future, it is anticipated the Company will only recognize income from accretion of the preferred investment and management fees.

  OVERVIEW OF PRODUCTION, SALES AND UNIT ECONOMICS

     The following table sets forth certain information regarding the production volumes, oil and natural gas sales, average sales prices, and unit economics per Mcfe for revenues and costs and expenses related to the Company's oil and natural gas production for the periods indicated.

                                                              EIGHT MONTHS
                                                                 ENDED
                                                               AUGUST 31,
                                                                  2001
                                                              ------------
Net production:
  Oil (Mbbls)...............................................        428
  Natural Gas (Mmcf)........................................      4,333
  Natural Gas Equivalent (Mmcfe)............................      6,901
Oil and natural gas sales (in thousands):
  Oil.......................................................    $11,859
  Natural gas...............................................     21,317
                                                                -------
     Total..................................................    $33,176
                                                                =======
Average sales price:
  Oil (per Bbl).............................................    $ 27.70
  Natural gas (per Mcf).....................................       4.92
Unit economics (per Mcfe):
  Average sales price.......................................    $  4.81
  Lease operating expenses..................................        .56
  Oil and natural gas production taxes......................        .25
  Depletion rate (excluding writedowns).....................        .85
  General and administrative................................        .50

  YEAR ENDED DECEMBER 31, 2003, COMPARED WITH YEAR ENDED DECEMBER 31, 2002

     Revenues. Total revenues decreased by $2.4 million (5.9%) to $38.1 million for 2003 from $40.5 million in 2002. The decrease in revenues is due to the decrease in accretion of the investment in Holding LLC. The Company recorded $32.9 million and $30.1 million in accretion of investment in Holding LLC and management fees of $7.6 and $8.0 million in 2002 and 2003.

     Costs and Expenses. General and administrative costs increased $0.1 million (1.8%) to $7.2 million for 2003 compared to $7.1 million for 2002.

     Other Income and Expenses. The $3.9 million decrease in interest expense to $15.1 million for 2003 from $19.0 million for 2002 was due primarily to reduced amounts outstanding of senior note obligations and the long-term interest. The weighted average interest rate for 2003 was 10.7% compared to 10.4% for the same period in 2002.

     No other expense was recognized for the year ended December 31, 2003.

     Income Taxes. As of December 31, 2003, the Company had consolidated net operating loss carryforwards of approximately $58.0 million for income tax reporting purposes which begin expiring in 2009. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, the Company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $31.9 million in September 2001, $25.5 million as of December 31, 2002 and $25.9 million as of December 31, 2003. The Company reduced the valuation allowance by $5.1 million in 2003. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subject to additional changes in the valuation allowance, subsequent periods will reflect a full effective tax rate provision.

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

     Costs and Expenses. Due to the LLC Contribution, the Company did not record any lease operating expenses for 2002 compared to $3.9 million for 2001. Lease operating expenses per Mcfe were $0.56 for 2001.

     Due to the LLC Contribution, the Company did not record any oil and natural gas production taxes for 2002 compared to $1.7 million for 2001.

     Due to the LLC Contribution, the Company did not record any depreciation, depletion and amortization for 2002 compared to $6.2 million for 2001.

     General and administrative costs increased $1.2 million (20.3%) to $7.1 million for 2002 compared to $5.9 million for 2001. This increase is the result of the LLC Contribution and the resulting change in the Company's recording of general and administrative costs. Effective September 1, 2001, the Company no longer offsets general and administrative costs by field employee costs or lease management income, but is reimbursed a management fee for these and other costs of 115% of general and administrative costs as defined in the Management Agreement. As discussed in Note 2 to the consolidated financial statements, prior to September 2001, the Company capitalized internal general and administrative costs that can be directly identified with acquisition, development and exploration activities. The Company's capitalized general and administrative expenses totaled $0.5 million for the year ended December 31, 2001.

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

     Of the $0.3 million other expense recognized for the year ended December 31, 2001, $0.7 million represents the non-cash decrease in the fair value of the Company's derivative contracts. No other expense was recognized for the year ended December 31, 2002.

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

     Net Income. Net income of $37.3 million was recognized for 2001, compared with a net income of $9.4 million for the comparable 2002 period. Results for 2001 include income of $0.2 million related to the Bankruptcy Proceeding and a $31.9 million benefit from income taxes as a result of the LLC Contribution and $1.3 million in deferred income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

  YEAR ENDED DECEMBER 31, 2003, COMPARED WITH YEAR ENDED DECEMBER 31, 2002

     Net cash used in operating activities was $59.1 million for the year ended December 31, 2003, compared to net cash used in operating activities of $21.3 million for the same period in 2002. This increase is due to the repayment of accrued interest on Senior Notes -- affiliates.

     Net cash provided by financing activities was $58.7 million for 2003 compared with net cash provided by financing activities of $21.6 million for 2002. Net cash provided by financing activities in 2003 consisted of Guaranteed Payments and distributions of the Priority Amount from Holding LLC.

     There was no cash used in or provided by investing activities in 2002 or 2003.

     The Guaranteed Payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006. The fees received under the Management Agreement and the TTG Management Agreement are expected to be sufficient to fund the Company's operations. While there is no assurance, the Company currently anticipates the distributions of the Priority Amount will be sufficient to repay the Senior Notes due 2006. The Company cannot be assured that Holding LLC will have sufficient cash to make the distribution of Priority Amount in 2006.

     The Company's working capital surplus at December 31, 2003 was $1.7 million compared to a working capital deficit at December 31, 2002 of $40 million.

     The following table is a summary of contractual obligations as of December 31, 2003.

                                         LESS THAN     ONE-THREE     FOUR-FIVE   AFTER FIVE
                            TOTAL        ONE YEAR        YEARS         YEARS       YEARS
                         ------------   -----------   ------------   ---------   ----------
Senior Notes...........  $148,637,000   $        --   $148,637,000   $     --      $  --
Interest payments......    46,603,894    15,978,478     30,625,416         --         --
Rent...................     2,384,512       596,128      1,192,256    596,128         --

  YEAR ENDED DECEMBER 31, 2002, COMPARED WITH YEAR ENDED DECEMBER 31, 2001

     Net cash used in operating activities was $21.3 million for the year ended December 31, 2002, compared to net cash provided by operating activities of $11.5 million for the same period in 2001. The decrease in cash flow from operating activities is primarily due to LLC Contribution.

     There was no net cash used in or provided by investing activities for 2002 compared with net cash used in investing activities of $30.8 million for 2001. The cash used by investing activities for 2001 consisted primarily of drilling activities on the oil and natural gas assets prior to the LLC Contribution.

     Net cash used in financing activities in 2001 was $20.9 million. The net cash used in financing activities in 2001 consisted of repayment of the outstanding borrowing of $25 million under the credit facility. In August 2001, the Company borrowed $10.9 under its existing credit facility with Arnos in order to redeem $16.4 million of principal outstanding under the senior note obligations and $4.8 million of the long-term interest payable on Senior Notes for $10.5 million. The net cash provided by financing activities in 2002 of $21.7 million consisted of Guaranteed Payments.

     The Guaranteed Payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006. The fees received under the Operating LLC Management Agreement are expected to be sufficient to fund the Company's operations. While there is no assurance, the Company currently anticipates distributions of the Priority Amount will be sufficient to repay the Senior Notes due 2006. The Company cannot be assured that Holding LLC will have sufficient cash to make the distribution of Priority Amount in 2006.

     The Company's working capital deficit at December 31, 2002 was $40 million compared to a working capital surplus at December 31, 2001 of $1.7 million. Effective with the March 2003 distribution of Priority Amount, working capital increased by $43 million.

FUTURE CAPITAL AND FINANCING REQUIREMENTS

     At December 31, 2002, the Company had $10.9 million outstanding under its existing $100 million credit facility with Arnos. Arnos continued to be the holder of the credit facility; however, the $10.9 million note outstanding under the credit facility was contributed to Holding LLC as part of Gascon's contribution to Holding LLC on September 12, 2001. In December 2001, the maturity date of the credit facility was extended to December 31, 2003 and the Company was given a waiver of compliance with respect to any and all covenant violations. The Company anticipates repayment of this amount through the distribution of Priority Amount from Holding LLC. The Company was not in compliance with the minimum interest coverage ratio at September 30, 2002 and December 31, 2002 and the current ratio at December 31, 2002, however, in December 2001 the Company was given a waiver of compliance with respect to any and all covenant violations through December 31, 2003.

     On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the existing credit facility to the Company as a distribution of Priority Amount. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004.

Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility; Operating LLC then distributed $42.8 million to Holding LLC who, thereafter, made a $40.5 million distribution of Priority Amount and a $2.3 million Guaranteed Payment to the Company. The Company utilized these funds to pay the entire amount of the long-term interest payable on the Senior Notes and interest accrued thereon outstanding on March 27, 2003. The Arnos facility was canceled on December 29, 2003 in conjunction with the Mizuho Corporate Bank, Ltd. financing.

     On December 29, 2003, Operating LLC entered into the Credit Agreement with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents.

     The Credit Agreement provides for a loan commitment amount of up to $100 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). The Credit Agreement provides further that the amount available to Operating LLC at any time is subject to certain restrictions, covenants, conditions and changes in the borrowing base calculation. In partial consideration of the loan commitment amount, Operating LLC has pledged a continuing security interest in all of its oil and natural gas properties and its equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.

     At Operating LLC's option, interest on borrowings under the Credit Agreement bear interest at a rate based upon either the prime rate or the LIBOR rate plus, in each case, an applicable margin that, in the case of prime rate loans, can fluctuate from 0.75%to 1.50% per annum, and, in the case of LIBOR rate loans, can fluctuate from 1.75% to 2.50% per annum. Fluctuations in the applicable interest rate margins are based upon Operating LLC's total usage of the amount of credit available under the Credit Agreement, with the applicable margins increasing as Operating LLC's total usage of the amount of the credit available under the Credit Agreement increases.

     As a condition to the closing of the Credit Agreement, the lenders required that the Operating LLC terminate its secured loan arrangement with Arnos, an affiliate of Carl C. Icahn. Mr. Icahn is an affiliate of AREH which is the beneficial owner of 50.1% of the outstanding common stock of the Company. At the closing of the Credit Agreement, Operating LLC borrowed $43.8 million to repay $42.9 million owed by Operating LLC to Arnos under the secured loan arrangement which was then terminated and to pay administrative fees in connection with this borrowing. Operating LLC intends to use any future borrowings under the Credit Agreement to finance potential acquisitions.

     As a condition to the lenders obligations under the Credit Agreement, the lenders required that the Company, Gascon, Holding LLC and Operating LLC execute and deliver at the closing that certain Pledge Agreement and Irrevocable Proxy in favor of Bank of Texas, N.A., its successors and assigns, the ("Pledge Agreement"). Pursuant to the terms of the Pledge Agreement, in order to secure the performance of the obligations of Operating LLC (i) each of the Company and Gascon have pledged their 50% membership interest in Holding LLC (such interests constituting 100% of the outstanding equity membership interest of Holding LLC);
(ii) Holding LLC has pledged its 100% equity membership interest in Operating LLC; and (iii) Operating LLC has pledged its 100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (i), (ii) and (iii) above are collectively referred to as the "Collateral"). The Pledge Agreement also provides for a continuing security interest in the Collateral and that Bank of Texas, N.A. as the Collateral Agent is the duly appointed attorney-in-fact of Operating LLC. The Collateral Agent may take all action deemed reasonably necessary for the maintenance, preservation and protection of the Collateral and the security interest therein until such time that all of Operating LLC's obligations under the Credit Agreement are fulfilled, terminated or otherwise expired. If under the Credit Agreement an event of default shall have occurred and is continuing, the Collateral Agent may enforce certain rights and remedies, including, but not limited to the sale of the Collateral, the transfer of all or part of the Collateral to the Collateral Agent or its nominee and/or the execution of all endorsements, assignments, stock powers and other instruments of conveyance or transfer with respect to all or part of the Collateral.

     The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Operating LLC was in compliance with all covenants at December 31, 2003.

     Other than the Company's encumbrance of its 50% membership interest in Holding LLC and its indemnification of the Collateral Agent as set forth in the Pledge Agreement, the Company has incurred no obligations under the Credit Agreement, nor does it act as guarantor of the obligations of Operating LLC or any other guarantor or other entity thereunder.

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

OFF BALANCE SHEET ARRANGEMENTS

     The Company has no off balance sheet financing arrangements.

FINANCIAL REPORTING IMPACT OF FULL COST METHOD OF ACCOUNTING

     Prior to the contribution of all its operating assets and oil and natural gas properties to Holding LLC, "LLC Contribution", the Company followed the full cost method of accounting for oil and natural gas properties. Under such method, the net book value of such properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling is required to be written off as a non-cash expense. The Company had no ceiling limitation writedowns during 1999 or 2000. There will be no writedowns in future periods under the full cost method of accounting due to the LLC Contribution in 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 of Notes to Consolidated Financial Statements.

     Certain of the policies require management to make significant and subjective estimates, which are sensitive to deviations of actual results from management's assumptions. In particular, management makes estimates regarding
(i) the total amount and timing of guaranteed payments and priority distributions that will actually be received from Holding LLC in determining the amount of accretion income to be recorded; and, (ii) estimates of future taxable income in determining the amount of deferred tax assets which are more likely than not be realized.

     Under the Holding LLC Operating Agreement, the Company is to receive Guaranteed Payments in addition to a Priority Amount of $202.2 million before Gascon receives any monies. The Priority Amount is to be made on or before November 1, 2006. Guaranteed Payments are to be paid, on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding Priority Amount. After the payments to the Company, Gascon is to receive distributions equivalent to the Priority Amount and Guaranteed Payments plus other amounts as defined. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. Because of the substantial uncertainty that the Company will receive any distributions above the Priority Amount and Guaranteed Payments, the Company accounts for its investment in Holding LLC as a preferred investment.

     At inception (September 12, 2001), the Company recorded the investment in Holding LLC at the historical cost of the oil and gas properties contributed into the partnership (in exchange for Holding LLC's obligation to pay the Company the Priority Amount and Guaranteed Payments). Subsequently, the Company accretes its investment in Holding LLC from the initial investment recorded up to the Priority Amount, including the Guaranteed Payments, at the implicit rate of interest, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the preferred investment. The preferred investment is evaluated quarterly for other than temporary impairment based on the Company's underlying proportionate share of Holding LLC's oil and natural gas reserves. Estimates of oil and natural gas reserves are very subjective and a significant revision could alter our conclusions as to impairment.

     Because of the substantial uncertainty that the Company will receive any distributions in excess of the Priority Amount and the Guaranteed Payments ("residual interest"), the residual interest attributable to the investment in Holding LLC is valued at zero. Upon payment of the Priority Amount in 2006, the Company's carrying value of the investment in Holding LLC will be zero. The Company's membership interest in Holding LLC is governed by the Holding LLC Operating Agreement and is not affected by the accretion of the investment. Cash receipts, if any, after the Priority Amount and the Guaranteed Payments will be reported in income as earned.

     The ability of Holding LLC to make the Guaranteed Payments and distributions of Priority Amounts may be significantly impacted by the market prices of natural gas and crude oil and the ability of Holding LLC to effectively replace existing natural gas and crude oil reserves. Current estimates could change if future events are different than assumed by management.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. It also requires the Company to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 had no material impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. ("SFAS 146") SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 had no material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of

FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No.
34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 123"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 had no material impact on the Company's financial statements.

     In December 2003, the FASB issued Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. The Company's interests in, and related management arrangements associated with, Holding LLC constitute variable interests in variable interest entities under FIN 46R. However, the Company is not considered the primary beneficiary of Holding LLC as defined by FIN 46R, and accordingly is not required to consolidate Holding LLC.

     The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142.

     Holding LLC classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. If the EITF determines that oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No. 142, Holding LLC would be required to reclassify these costs from properties and equipment to intangible assets on its consolidated balance sheets as of December 31, 2003 and 2002. These amounts would represent oil and gas mineral rights acquired after June 2001 through the end of the respective periods and be net of accumulated DD&A. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting. Holding LLC is currently unable to estimate the net carrying value of its intangible assets relating to leasehold costs.

CHANGES IN PRICES

     Oil and natural gas prices are subject to seasonal and other fluctuations that are beyond the Company's ability to control or predict.

INFLATION

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the three years ended December 31, 2003.

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

     No hedge assets, or liabilities have been recorded by the Company as all of the hedges entered into by the Company were contributed to Holding LLC in September 2001. (See Note 1 to the Financial Statements)

     The Company's exposure to interest rates relates primarily to its borrowings under its credit facility. The Company does not currently use derivatives to manage interest rate risk. Interest is payable on borrowings under the credit facility based on a floating rate. If short-term interest rates average 10% higher in 2004 than they were in 2003, the Company's interest expense would increase by approximately $1.6 million. This amount was determined by applying the hypothetical interest rate change to the Company's outstanding borrowings under the credit facility at December 31, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Company required by this Item 8 are included as part of Item 15(a)(1) hereof. These Financial Statements also serve as financial statements required pursuant to Rule 15d-21 and Form 11-K of the Exchange Act for the National Energy Group, Inc. Employee Stock Purchase Plan, as such Plan invests solely in the Company's common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change occurred in the Company's internal controls concerning financial reporting (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 will be provided in the sections entitled "Director Election", "Management" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference.

     The Company has adopted a Code of Business Conduct and Ethics that applies to directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer. The Company's Code of Business Conduct and Ethics is posted on the Company's website at http://www.negx.com. Changes to and waivers granted with respect to this Code of Business Conduct and Ethics related to officers identified above, and other executive officers and directors of the Company that it is required to disclose pursuant to applicable rules and regulations of the Commission will also be posted on the Company's website.

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

ITEM 14.  PRINCIPLE ACCOUNTING FEES AND SERVICES

     The information requested by this Item 14 will be provided in the section entitled "Principle Accounting Fees and Services" in the Company's Proxy Statement, and is incorporated herein by reference.

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

          1. Financial Statements: See Index to Financial Statements and Financial Statement Schedules on page F-1 of this report.

          2. Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedules on page F-1 of this report.

     (b) Reports on Form 8-K:

          On September 10, 2003, National Energy Group, Inc. filed a Current Report on Form 8-K (dated August 28, 2003), which reported the execution of the Management Agreement with TransTexas Gas Corporation.

     (c) Exhibits:

          Reference is made to the Index to Exhibits immediately following the Notes to Consolidated Financial Statements for a list of all exhibits filed as part of this report.

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

March 30, 2004

                                          By:     /s/ RANDALL D. COOLEY
                                            ------------------------------------
                                                     Randall D. Cooley
                                             Vice President and Chief Financial
                                                           Officer

March 30, 2004

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on March 30, 2004.


         /s/ BOB G. ALEXANDER             President, Chief Executive Officer and Director
--------------------------------------
           Bob G. Alexander


         /s/ MARTIN L. HIRSCH                                 Director
--------------------------------------
           Martin L. Hirsch


          /s/ ROBERT H. KITE                                  Director
--------------------------------------
            Robert H. Kite


        /s/ ROBERT J. MITCHELL                                Director
--------------------------------------
          Robert J. Mitchell


        /s/ JACK G. WASSERMAN                                 Director
--------------------------------------
          Jack G. Wasserman

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
NATIONAL ENERGY GROUP, INC.
Independent Auditors' Report................................   F-2
Balance Sheets as of December 31, 2002 and 2003.............   F-3
Statements of Operations for the years ended December 31,
  2001, 2002 and 2003.......................................   F-4
Statements of Cash Flows for the years ended December 31,
  2001, 2002 and 2003.......................................   F-5
Statements of Stockholders' Equity (Deficit) for the years
  ended December 31, 2001, 2002 and 2003....................   F-6
Notes to Financial Statements...............................   F-7
NEG HOLDING LLC
Independent Auditors' Report................................  F-25
Consolidated Balance Sheets as of December 31, 2002 and
  2003......................................................  F-26
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2002 and 2003..........................  F-27
Consolidated Statements of Cash Flows for years ended
  December 31, 2001, 2002 and 2003..........................  F-28
Consolidated Statements of Members' Equity for the years
  ended December 31, 2001, 2002 and 2003....................  F-29
Notes to Consolidated Financial Statements..................  F-30

FINANCIAL STATEMENT SCHEDULES

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
National Energy Group, Inc:

     We have audited the accompanying balance sheets of National Energy Group, Inc ("the Company") and as of December 31, 2003 and 2002 and the related statements of operation, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Energy Group, Inc and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG, LLP

Dallas, Texas
March 12, 2004

                          NATIONAL ENERGY GROUP, INC.

                                 BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2002            2003
                                                              -------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   3,477,250   $   3,158,816
  Accounts receivable -- other..............................         18,876         549,998
  Accounts receivable -- affiliates.........................        588,122         411,731
  Other.....................................................        319,409         268,029
                                                              -------------   -------------
       Total current assets.................................      4,403,657       4,388,574
Investment in Holding LLC...................................    108,879,929      69,346,495
Deferred tax assets.........................................     25,521,738      25,949,007
                                                              -------------   -------------
       Total assets.........................................  $ 138,805,324   $  99,684,076
                                                              =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $      45,254   $      26,943
  Accrued interest on senior notes -- affiliates............     44,359,805       2,663,080
                                                              -------------   -------------
       Total current liabilities............................     44,405,059       2,690,023
Long term liabilities:
  Credit facility -- affiliates.............................     10,939,750              --
  Senior notes -- affiliates................................    148,637,000     148,637,000
  Deferred gain on senior note redemption...................      7,812,699       5,774,604
Commitments and contingencies
  Stockholders' deficit:
  Common stock, $.01 par value:
     Authorized shares -- 100,000,000 at December 31, 2002
       and 15,000,000 at December 31, 2003; Issued and
       outstanding shares -- 11,190,650 at December 31, 2002
       and 2003.............................................        111,907         111,907
  Additional paid-in capital................................    123,020,121     123,020,121
  Accumulated deficit.......................................   (196,121,212)   (180,549,579)
                                                              -------------   -------------
       Total stockholders' deficit..........................    (72,989,184)    (57,417,551)
                                                              -------------   -------------
       Total liabilities and stockholders' deficit..........  $ 138,805,324   $  99,684,076
                                                              =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2001           2002           2003
                                                      -----------   ------------   ------------
Revenues:
  Oil and natural gas sales.........................  $33,175,564   $         --   $         --
  Accretion of Investment in Holding LLC............    9,834,206     32,878,642     30,141,171
  Management fee....................................    2,699,372      7,637,285      7,967,001
                                                      -----------   ------------   ------------
     Total revenue..................................   45,709,142     40,515,927     38,108,172
Costs and expenses:
  Lease operating...................................    3,873,671             --             --
  Oil and natural gas production taxes..............    1,694,860             --             --
  Depreciation, depletion and amortization..........    6,162,698             --             --
  General and administrative........................    5,931,228      7,104,849      7,230,546
                                                      -----------   ------------   ------------
     Total costs and expenses.......................   17,662,457      7,104,849      7,230,546
                                                      -----------   ------------   ------------
Operating income....................................   28,046,685     33,411,078     30,877,626
Other income (expense):
  Interest expense..................................  (21,223,820)   (18,964,052)   (15,114,928)
  Interest income and other, net....................     (336,568)        36,074         33,508
                                                      -----------   ------------   ------------
Income before reorganization items and income
  taxes.............................................    6,486,297     14,483,100     15,796,206
Reorganization items:
  Professional fees and other.......................      236,130             --             --
                                                      -----------   ------------   ------------
Income before income taxes..........................    6,722,427     14,483,100     15,796,206
Income tax benefit (expense)........................   30,589,443     (5,067,705)      (224,573)
                                                      -----------   ------------   ------------
Income before extraordinary item....................   37,311,870      9,415,395     15,571,633
Extraordinary loss on confirmation of Joint Plan....      (11,458)            --             --
                                                      -----------   ------------   ------------
Net income applicable to common stockholders........  $37,300,412   $  9,415,395     15,571,633
                                                      ===========   ============   ============
Earnings per common share, basic and diluted Income
  before extraordinary item.........................  $      3.33   $        .84   $       1.39
  Extraordinary loss on confirmation of Joint
     Plan...........................................         (.00)            --             --
                                                      -----------   ------------   ------------
  Net income (loss) per common share................  $      3.33   $        .84   $       1.39
                                                      ===========   ============   ============
Weighted average number of common shares
  outstanding.......................................   11,190,650     11,190,650     11,190,650
                                                      ===========   ============   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2001           2002           2003
                                                     ------------   ------------   ------------
OPERATING ACTIVITIES
Income from operations (net of income tax).........  $ 37,075,740   $  9,415,395   $ 15,571,633
Chapter 11 proceeding reorganization costs, net....       224,672             --             --
Adjustments to reconcile income from operations to
  net cash provided by operating activities:
Depreciation and depletion.........................     6,162,698             --             --
Deferred gain amortization -- interest reduction...      (849,205)    (2,038,095)    (2,038,092)
Accretion of Investment in Holding LLC.............    (9,834,206)   (32,878,642)   (30,141,171)
Deferred income taxes..............................   (30,589,443)     5,067,705       (427,269)
Change in fair market value of derivative
  contracts........................................       716,454             --             --
Changes in operating assets and liabilities:
  Accounts receivable..............................     9,602,161        580,460       (354,731)
  Drilling prepayments.............................      (406,322)            --             --
  Derivative deposit...............................      (500,000)            --             --
  Other current assets.............................       139,719       (132,207)        51,379
  Accounts payable and accrued liabilities.........      (204,782)    (1,280,546)   (41,715,038)
                                                     ------------   ------------   ------------
  Net cash provided by (used in) operating
     activities....................................    11,537,486    (21,265,930)   (59,053,289)
                                                     ------------   ------------   ------------
INVESTING ACTIVITIES
Oil and natural gas acquisition, exploration, and
  development expenditures.........................   (27,363,808)            --             --
Purchases of other property and equipment..........       (29,056)            --             --
Proceeds from sales of oil and natural gas
  properties.......................................       931,744             --             --
Investment in Holding LLC..........................    (4,378,983)            --             --
                                                     ------------   ------------   ------------
  Net cash provided by (used in) investing
     activities....................................   (30,840,103)            --             --
                                                     ------------   ------------   ------------
FINANCING ACTIVITIES
Repayment of credit facility.......................   (25,000,000)            --             --
Proceeds from credit facility......................    10,939,750             --             --
Repayment of senior notes..........................   (10,500,000)            --             --
Guaranteed Payment from Holding LLC................     3,625,473     21,652,819     18,228,784
Priority Amount distribution from Holding LLC......            --             --     40,506,071
                                                     ------------   ------------   ------------
  Net cash provided by (used in) financing
     activities....................................   (20,934,777)    21,652,819     58,734,855
                                                     ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents...   (40,237,394)       386,889       (318,434)
Cash and cash equivalents at beginning of period...    43,327,755      3,090,361      3,477,250
                                                     ------------   ------------   ------------
Cash and cash equivalents at end of period.........  $  3,090,361   $  3,477,250   $  3,158,816
                                                     ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash..............................  $ 31,123,931   $ 22,246,984   $ 50,860,483
                                                     ============   ============   ============
NON CASH FINANCING AND INVESTING ACTIVITIES
Transfer of assets and liabilities to Holding
  LLC..............................................  $ 87,066,390   $         --   $         --
                                                     ============   ============   ============
Contribution of note from Holding LLC..............  $         --   $         --   $ 10,939,750
                                                     ============   ============   ============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                                    COMMON STOCK                                              TOTAL
                                ---------------------     ADDITIONAL       ACCUMULATED    STOCKHOLDERS'
                                  SHARES      AMOUNT    PAID-IN CAPITAL      DEFICIT         DEFICIT
                                ----------   --------   ---------------   -------------   -------------
Balance at December 31,
  2000........................  11,190,650   $111,907    $115,554,427     $(242,837,019)  $(127,170,685)
  Capital contribution related
     to the transfer of
     operating assets to
     Holding LLC..............          --         --       7,465,694                --       7,465,694
  Net income..................          --         --              --        37,300,412      37,300,412
                                ----------   --------    ------------     -------------   -------------
Balance at December 31,
  2001........................  11,190,650   $111,907    $123,020,121     $(205,536,607)  $ (82,404,579)
  Net income..................          --         --              --         9,415,395       9,415,395
                                ----------   --------    ------------     -------------   -------------
Balance at December 31,
  2002........................  11,190,650   $111,907    $123,020,121     $(196,121,212)  $ (72,989,184)
  Net income..................          --         --              --        15,571,633      15,571,633
                                ----------   --------    ------------     -------------   -------------
Balance at December 31,
  2003........................  11,190,650   $111,907    $123,020,121     $(180,549,579)  $ (57,417,551)
                                ==========   ========    ============     =============   =============

                            See accompanying notes.

                          NATIONAL ENERGY GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

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

     As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC ("Holding LLC"), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million ("LLC Contribution"). In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners, ("Gascon") an entity owned or controlled by Carl C. Icahn, contributed (i) its sole membership interest in Shana National LLC, an oil and natural gas producing company, (ii) cash of 75.2 million, and (iii) a $10.9 million revolving note issued to Arnos Corp. ("Arnos"), an entity owned or controlled by Carl C. Icahn, evidencing the borrowings under the Company's revolving credit facility. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon's contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, but effective as of May 1, 2001.

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

                          NATIONAL ENERGY GROUP, INC.

     As a result of the foregoing transactions and as mandated by the Plan of Reorganization effective September 12, 2001, the Company's principal assets were its remaining cash balances, accounts receivable from affiliates, deferred tax asset and its initial 50% membership interest in Holding LLC and its principal liabilities were the $10.9 million outstanding under its existing $100 million revolving credit facility with Arnos, the 10 3/4% Senior Notes (the "Senior Notes") and the long-term interest payable on the Senior Notes. None of the Company's employees were transferred to Holding LLC or Operating LLC.

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

  RECLASSIFICATIONS

     Certain reclassifications have been made to prior period's financial statements to conform to the current presentation.

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

  INVESTMENT IN HOLDING LLC

     Due to the substantial uncertainty that the Company will receive any distribution above the Priority Amount and Guaranteed Payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment whereby Guaranteed Payment amounts received and receipts of distributions of Priority Amount are recorded as reductions in the investment and income is recognized from accretion of the investment up to the Priority Amount, including the Guaranteed Payments (based on the interest method) (see Note 8). Following receipt of the Guaranteed Payments and distributions of Priority Amount, the residual interest in the investment will be valued at zero.

     The Company periodically evaluates the propriety of the carrying amount of its investment in Holding LLC to determine whether current events or circumstances warrant adjustments to the carrying value for any

                          NATIONAL ENERGY GROUP, INC.

other than temporary impairment and/or revisions to accretion of income. The Company currently believes that no such impairment has occurred and that no revision to the accretion of income is warranted.

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

     Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is required to be written off as a non-cash expense. The Company did not incur ceiling limitation writedowns during 2001.

     The Company contributed all of its oil and natural gas assets to Holding LLC in September 2001.

     The Company capitalized internal costs of $454,000 for the year ended December 31, 2001 as costs of oil and natural gas properties. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities based on a percentage of their salaries. The Company did not capitalize interest during 2001. Effective with the transfer of the Company's oil and natural gas assets to Holding LLC, the Company no longer capitalizes internal costs.

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

                          NATIONAL ENERGY GROUP, INC.

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

     The Company had no purchases or sales of marketable securities during 2002 or 2003.

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

     At December 31, 2002 and 2003, the carrying value of the Company's accounts receivable approximates fair value.

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

  EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share. Basic earnings per share data is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding

                          NATIONAL ENERGY GROUP, INC.

and excludes any dilutive effects of options, warrants, and convertible securities. Shares issuable upon exercise of options and warrants are included in the computation of diluted earnings per common and common equivalent share to the extent that they are dilutive. Diluted earnings per share computations also assume the conversion of the Company's preferred stock (Note 10) if such conversion has a dilutive effect. For the year ended December 31, 2000, prior to the confirmation of the Joint Plan, neither the options and warrants nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Subsequent to the confirmation of the Plan of Reorganization and in 2001, all common stock equivalents had been canceled. Accordingly, both basic and diluted loss per share calculations for such periods are based on the weighted average number of common shares outstanding during 2002 and 2003.

  COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between net earnings and total comprehensive income in 2001, 2002 and 2003.

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

     All derivatives are recognized on the balance sheet at their fair value. Prior to the LLC Contribution, the Company periodically managed its exposure to fluctuations in oil and natural gas prices by entering into various derivative instruments consisting principally of collar options and swaps. The Company elected not to designate these instruments as hedges for accounting purposes, accordingly the change in unrealized gains and losses is included in other income and expense. Cash settlements of these instruments are included in oil and natural gas sales. The following summarizes the cash settlements and unrealized gains and losses for the years ended December 31, 2001, 2002, and 2003:

                                                                2001      2002    2003
                                                              ---------   -----   -----
Gross cash receipts.........................................  $ 250,710   $ --    $  --
Gross cash payments.........................................         --     --       --
Valuation gains (losses)....................................  $(716,454)  $ --    $  --

     In connection with the LLC Contribution in September 2001, the Company contributed all of its derivative financial instruments with a fair value of $(135,954) to Holding LLC. Subsequent to the LLC Contribution, the Company has not entered into any derivative financial instruments.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. It also requires the Company to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to

                          NATIONAL ENERGY GROUP, INC.

reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 had no material impact on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 123"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 had no material impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. ("SFAS 146") SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 had no material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

     In December 2003, the FASB issued Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. The Company's interests in, and related management arrangements associated with, NEG Holding LLC constitute variable interests in variable interest entities under FIN 46R. However, the Company is not considered the primary beneficiary of NEG Holding LLC as defined by FIN 46R, and accordingly is not required to consolidate NEG Holding LLC.

     The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142.

                          NATIONAL ENERGY GROUP, INC.

     Holding LLC classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. If the EITF determines that oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No. 142, Holding LLC would be required to reclassify these costs from properties and equipment to intangible assets on its consolidated balance sheets as of December 31, 2003 and 2002. These amounts would represent oil and gas mineral rights acquired after June 2001 through the end of the respective periods and be net of accumulated DD&A. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting. Holding LLC is currently unable to estimate the net carrying value of its intangible assets relating to leasehold costs.

3.  MANAGEMENT AGREEMENTS

     The management and operation of Operating LLC is being undertaken by the Company pursuant to the Management Agreement which the Company has entered into with Operating LLC. However, neither the Company's officers nor directors will control the strategic direction of Operating LLC's oil and natural gas business including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company's management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $6.6 million as a management fee for the year ended December 31, 2003.

     On August 28, 2003, the Company entered into the TTG Management Agreement whereby the Company manages TTG. The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the TTG Plan. Affiliates of Mr. Icahn own approximately 89% of TTG. TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, President and CEO, and Vice President, Secretary and General Counsel of the Company, respectively, have been appointed to the TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation.

     The TTG Management Agreement provides that the Company shall be responsible for and have authority with respect to all of the day-to-day management of TTG's business but shall not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for the Company's services in

                          NATIONAL ENERGY GROUP, INC.

managing the TTG business, the Company shall receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG, (ii) upon 90 days prior written notice by the Company, (iii) upon 30 days following any day where High River designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court. The Company recorded $1.4 million as a management fee for the year ended December 31, 2003.

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

     On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the Company's revolving credit facility as a distribution of Priority Amount to the Company, thereby canceling the note. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC who, thereafter, made a $40.5 million distribution of Priority Amount and a $2.3 million Guaranteed Payment to the Company. The Company utilized these funds to pay the entire amount of the long-term interest payable on the Senior Notes and interest accrued thereon outstanding on March 27, 2003. The Arnos facility was canceled on December 29, 2003 in conjunction with the Mizuho Corporate Bank Ltd. (Mizuho) financing.

     On December 29, 2003, Operating LLC entered into a Credit Agreement (the "Credit Agreement") with certain commercial lending institutions, including Mizuho as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents.

     The Credit Agreement provides for a loan commitment amount of up to $100 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). The Credit Agreement provides further that the amount available to Operating LLC at any time is subject to certain restrictions, covenants, conditions and changes in the borrowing base calculation. In partial consideration of the loan commitment amount, Operating LLC has pledged a continuing security interest in all of its oil and natural gas properties and its equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.

                          NATIONAL ENERGY GROUP, INC.

     At Operating LLC's option, interest on borrowings under the Credit Agreement bear interest at a rate based upon either the prime rate or the LIBOR rate plus, in each case, an applicable margin that, in the case of prime rate loans, can fluctuate from 0.75% to 1.50% per annum, and, in the case of LIBOR rate loans, can fluctuate from 1.75% to 2.50% per annum. Fluctuations in the applicable interest rate margins are based upon Operating LLC's total usage of the amount of credit available under the Credit Agreement, with the applicable margins increasing as the Operating LLC's total usage of the amount of the credit available under the Credit Agreement increases.

     At the closing of the Credit Agreement, Operating LLC borrowed $43.8 million to repay $42.9 million owed by Operating LLC to Arnos under the secured loan arrangement which was then terminated and to pay administrative fees in connection with this borrowing. Operating LLC intends to use any future borrowings under the Credit Agreement to finance potential acquisitions.

     As a condition to the lenders obligations under the Credit Agreement, the lenders required that the Company, Gascon, Holding LLC and Operating LLC execute and deliver at the closing that certain Pledge Agreement and Irrevocable Proxy in favor of Bank of Texas, N.A., its successors and assigns, the ("Pledge Agreement"). Pursuant to the terms of the Pledge Agreement, in order to secure the performance of the obligations of Operating LLC (i) each of the Company and Gascon have pledged their 50% membership interest in Holding LLC (such interests constituting 100% of the outstanding equity membership interest of Holding LLC);
(ii) Holding LLC has pledged its 100% equity membership interest in Operating LLC; and (iii) Operating LLC has pledged its 100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (i), (ii) and (iii) above are collectively referred to as the "Collateral"). The Pledge Agreement also provides for a continuing security interest in the Collateral and that Bank of Texas, N.A. as the Collateral Agent is the duly appointed attorney-in-fact of Operating LLC. The Collateral Agent may take all action deemed reasonably necessary for the maintenance, preservation and protection of the Collateral and the security interest therein until such time that all of Operating LLC's obligations under the Credit Agreement are fulfilled, terminated or otherwise expired. If under the Credit Agreement an event of default shall have occurred and is continuing, the Collateral Agent may enforce certain rights and remedies, including, but not limited to the sale of the Collateral, the transfer of all or part of the Collateral to the Collateral Agent or its nominee and/or the execution of all endorsements, assignments, stock powers and other instruments of conveyance or transfer with respect to all or part of the Collateral.

     The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Operating LLC was in compliance with all covenants at December 31, 2003.

     Other than the Company's encumbrance of its 50% membership interest in Holding LLC and its indemnification of the Collateral Agent as set forth in the Pledge Agreement, the Company has incurred no obligations under the Credit Agreement, nor does it act as guarantor of the obligations of Operating LLC or any other guarantor or other entity thereunder.

6.  SENIOR NOTES DUE 2006

     Upon confirmation of the Joint Plan, the Senior Notes were held in their entirety by Arnos and its affiliates. Effective October 2, 2003, the Senior Notes are held by AREH. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Senior Notes (the "Indenture"), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

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

     On December 4, 1998, certain holders of the Senior Notes filed an Involuntary Petition for an Order for Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (see Note 1). Accrual of interest on the Senior Notes was discontinued during the Bankruptcy Proceeding. Approximately $10.5 million additional interest expense would have been recognized by the Company during 2000 if not for the discontinuation of the interest accrual. In connection with the Plan of Reorganization, Unaccrued Interest (including compounding interest) totalling approximately $35.3 million was reinstated.

     The Company is unable to reasonably determine the fair value of the Senior Notes at December 31, 2003, due to a lack of available market quotations, credit ratings and inability to determine an appropriate discount rate.

     In August 2001, the Company redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of long-term interest payable on the Senior Notes for cash consideration of $10.5 million. The Company paid two Arnos affiliates approximately $0.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001, to the date of redemption. As this was a partial redemption of the Senior Notes, it has been accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million will be amortized as a reduction to interest expense over the remaining life of the bonds. In connection with this transaction, the Company borrowed $10.9 million under its existing credit facility with Arnos.

7.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space under an operating lease. Rental expense charged to operations was approximately $553,000, 564,000 and $606,000 during the years ended December 31, 2001, 2002 and 2003, respectively. Minimum lease payments under future operating lease commitments at December 31, 2003, are as follows:

2004........................................................  $596,128
2005........................................................  $596,128
2006........................................................  $596,128
2007........................................................  $596,128

     The Company is not a party to any material pending legal proceedings. The Company's Joint Plan became effective August 4, 2000, at which time the Company emerged from bankruptcy with the authority to conduct its business operations without Bankruptcy Court approval.

8.  INVESTMENT IN HOLDING LLC

     As explained below, the Company's investment in Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

                          NATIONAL ENERGY GROUP, INC.

     The following is a summary income statement for Holding LLC for the years ended December 31, 2002 and 2003.

                                                               2002           2003
                                                           ------------   ------------
Total revenues...........................................  $ 35,900,900   $ 77,605,944
Total cost and expenses..................................   (32,064,463)   (46,765,935)
                                                           ------------   ------------
Operating income.........................................     3,836,437     30,840,009
Other income (expense)...................................    10,089,664         30,071
                                                           ------------   ------------
Net income (loss)........................................  $ 13,926,101   $ 30,870,080
                                                           ============   ============

     Under the Holding LLC Operating Agreement, the Company is to receive Guaranteed Payments in addition to a Priority Amount of $202.2 million before Gascon receives any monies. The Priority Amount is to be made on or before November 1, 2006. Guaranteed Payments are to be paid, on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding Priority Amount. After the payments to the Company, Gascon is to receive distributions equivalent to the Priority Amount and Guaranteed Payments plus other amounts as defined. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. Because of the substantial uncertainty that the Company will receive any distributions above the Priority Amount and Guaranteed Payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment.

     At inception (September 12, 2001), the Company recorded the investment in Holding LLC at the historical cost of the oil and gas properties contributed into the partnership (in exchange for Holding LLC's obligation to pay the Company the Priority Amount and Guaranteed Payments). Subsequently, the Company accretes its investment in Holding LLC from the initial investment recorded up to the Priority Amount, including the Guaranteed Payments, at the implicit rate of interest, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the preferred investment. The preferred investment is evaluated quarterly for other than temporary impairment.

     Because of the substantial uncertainty that the Company will receive any distributions in excess of the Priority Amount and the Guaranteed Payments ("residual interest"), the residual interest attributable to the investment in Holding LLC is valued at zero. Upon payment of the Priority Amount in 2006, the Company's carrying value of the investment in Holding LLC will be zero. The Company's membership interest in Holding LLC is governed by the Holding LLC Operating Agreement and is not affected by the accretion of the investment. Cash receipts, if any, after the Priority Amount and the Guaranteed Payments will be reported in income as earned.

     The following is a rollforward of the Investment in Holding LLC as of December 31, 2002 and 2003:

                                                               2002           2003
                                                           ------------   ------------
Investment in Holding LLC at beginning of year...........  $ 97,654,106   $108,879,929
Priority Amount distribution from Holding LLC............            --    (51,445,821)
Guaranteed Payment from Holding LLC......................   (21,652,819)   (18,228,784)
Accretion of investment in Holding LLC...................    32,878,642     30,141,171
                                                           ------------   ------------
Investment in Holding LLC at end of year.................  $108,879,929   $ 69,346,495
                                                           ============   ============

                          NATIONAL ENERGY GROUP, INC.

     The Company received a Guaranteed Payment of $10.9 million from Holding LLC in November 2001. The portion of the Guaranteed Payment related to the period prior to the transfer has been reflected as a contribution to the Company's equity.

     The Holding LLC Operating Agreement requires that distributions shall be made to both the Company and Gascon as follows:

          1. Guaranteed Payments are to be paid to the Company, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Carl C. Icahn, including the amount of the Company's 10.75% Senior Notes. As of December 31, 2003, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

          2. The Priority Amount is to be paid to the Company. Such payment is to occur by November 6, 2006.

          3. An amount equal to the Priority Amount and all Guaranteed Payments paid to the Company, plus any additional capital contributions made by Gascon, less any distribution previously made by Holding LLC to Gascon, is to be paid to Gascon.

          4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by Holding LLC to Gascon, is to be paid to Gascon.

          5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of the Company's and Gascon's respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement)

9.  STOCKHOLDERS' EQUITY

     In connection with the Plan of Reorganization, all 330,000 shares of the Company's preferred stock issuances were converted into 714,286 shares of newly issued common stock of the reorganized Company. Accordingly, no shares of preferred stock are outstanding as of December 31, 2002 and 2003.

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

                          NATIONAL ENERGY GROUP, INC.

information relating to shares of common stock for periods prior to confirmation of the Plan of Reorganization have been restated to reflect the effects of this reverse stock split.

  STOCK OPTIONS

     The Company had no stock option activity during the years ended December 31, 2001, 2002 and 2003.

  STOCK PURCHASE PLAN

     During 1998, the Company's shareholders approved the Company's Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, employees can purchase the common stock of the Company at a specified price through payroll deductions during an offering period, currently established on a semi-annual basis. This plan was terminated during 2001.

10.  INCOME TAXES

     The (provision) benefit for U.S. federal income taxes attributable to continuing operations is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    2001          2002         2003
                                                 -----------   -----------   ---------
Current........................................  $        --   $        --   $(651,842)
Deferred.......................................   30,589,443    (5,067,705)    427,269
                                                 -----------   -----------   ---------
                                                 $30,589,443   $(5,067,705)  $(224,573)
                                                 ===========   ===========   =========

     The reconciliation of income taxes computed at the U.S. federal statutory tax rates to the benefit for income taxes on income from continuing operations is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2001          2002          2003
                                                -----------   -----------   -----------
Income tax benefit (expense) at statutory
  rate........................................  $(2,352,849)  $(5,069,085)  $(5,528,672)
Valuation allowance on deferred tax assets....   33,546,155            --     5,313,446
Other.........................................     (603,863)        1,380        (9,347)
                                                -----------   -----------   -----------
                                                $30,589,443   $(5,067,705)  $  (224,573)
                                                ===========   ===========   ===========

     The computation of the net deferred tax asset follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2002           2003
                                                           ------------   ------------
Deferred tax assets:
Investment in Holding LLC................................  $  8,439,825   $ 18,844,928
Net operating loss carryforwards.........................    35,458,771     20,306,036
Statutory depletion carryforwards........................            --        651,842
Other, net...............................................     2,811,498      2,021,112
                                                           ------------   ------------
                                                             46,710,094     41,823,917
Less valuation allowance.................................   (21,188,356)   (15,874,910)
                                                           ------------   ------------
                                                           $ 25,521,738   $ 25,949,007
                                                           ============   ============

     At December 31, 2003, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $58 million which begin expiring in 2009. Utilization of approximately

                          NATIONAL ENERGY GROUP, INC.

$0.2 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company and Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, the Company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $31.9 million in September 2001, $25.5 million as of December 31, 2002 and $25.9 million as of December 31, 2003. The Company reduced the valuation allowance by $5.1 million in 2003. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision.

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

     Costs incurred in connection with the exploration acquisition, development, and exploration of the Company's crude oil and natural gas properties for the years ended December 31, 2001 2002, and 2003, are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                             ---------------------------
                                                                2001       2002    2003
                                                             -----------   -----   -----
Acquisitions of properties:
  Proved...................................................  $ 2,332,000   $ --    $  --
Exploration costs..........................................    9,584,677     --       --
Development costs..........................................   15,447,131     --       --
Depletion rate per Mcfe....................................          .85     --       --

     The Company did not incur ceiling limitation writedowns during 2001.

                          NATIONAL ENERGY GROUP, INC.

     Revenues from individual purchasers that exceed 10% of total crude oil and natural gas sales are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                             ---------------------------
                                                                2001       2002    2003
                                                             -----------   -----   -----
Plains Marketing and Transportation........................  $10,984,365   $ --    $  --
Crosstex Energy............................................    4,286,226     --       --
Aquila Energy Corp.........................................    5,701,992     --       --
Duke Energy Field Services.................................    3,352,172     --       --

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

                          NATIONAL ENERGY GROUP, INC.

     Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

                                                                           NATURAL GAS
                                                              CRUDE OIL     (THOUSAND
                                                              (BARRELS)    CUBIC FEET)
                                                              ----------   -----------
December 31, 2000...........................................   5,774,770    64,018,151
  Sales of reserves in place................................     (26,159)     (284,477)
  Extensions and discoveries................................      43,125     2,198,994
  Revisions of previous estimates...........................  (1,324,266)   (3,167,139)
  Production................................................    (428,406)   (4,333,425)
  Transfer to NEG Holding LLC...............................  (4,039,064)  (58,432,104)
                                                              ----------   -----------
December 31, 2001...........................................          --            --
                                                              ==========   ===========
Proved developed reserves:
  December 31, 2001.........................................          --            --
  December 31, 2002.........................................          --            --
  December 31, 2003.........................................          --            --

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

                          NATIONAL ENERGY GROUP, INC.

     The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2003
                                                              -----   -----
Future cash inflows.........................................  $ --    $  --
Future production and development costs.....................    --       --
Future income tax expenses..................................    --       --
                                                              -----   -----
Future net cash flows.......................................    --       --
10% annual discount for estimated timing of cash flows......    --       --
Transfer of assets to NEG Holding LLC.......................    --       --
                                                              -----   -----
Standardized measure of discounted future net cash flows....  $ --    $  --
                                                              =====   =====

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                              YEAR ENDED DECEMBER 31,
                                                           -----------------------------
                                                               2001        2002    2003
                                                           -------------   -----   -----
Sales and transfers of crude oil and natural gas
  produced, net of production costs......................  $ (27,891,598)  $ --    $  --
Net changes in prices and production costs...............   (227,266,392)    --       --
Development costs incurred during the period and changes
  in estimated future development costs..................    (12,963,031)    --       --
Purchases of reserves in place...........................             --     --       --
Sales of reserves in place...............................     (2,249,136)    --       --
Extensions and discoveries, less related costs...........      4,038,494     --       --
Revisions of previous quantity estimates.................    (25,919,134)    --       --
Accretion of discount....................................     28,573,300     --       --
Net change in income taxes...............................     78,138,335     --       --
Changes in production rates (timing) and other...........      2,064,962     --       --
Transfer of assets to NEG Holding LLC....................   (102,258,800)    --       --
                                                           -------------   -----   -----
Net change...............................................  $(285,733,000)  $ --    $  --
                                                           =============   =====   =====

     During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The net weighted average prices of crude oil and natural gas at August 31, 2001, used in the above table was $26.02 per barrel of crude oil, $2.49 per thousand cubic feet of natural gas, respectively.

                          NATIONAL ENERGY GROUP, INC.

14.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     The Company's operating results for each quarter of 2002 and 2003 are summarized below (in thousands, except per share data).

                                                         THREE MONTHS ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
YEAR ENDED DECEMBER 31, 2002:
  Total revenues.........................  $ 9,844    $10,057     $10,228        $10,387
                                           =======    =======     =======        =======
  Operating income.......................  $ 8,021    $ 8,196     $ 8,596        $ 8,598
                                           =======    =======     =======        =======
  Net income.............................  $ 2,127    $ 2,248     $ 2,508        $ 2,532
                                           =======    =======     =======        =======
  Per common share:
     Net income..........................  $   .19    $   .20     $   .22        $   .23
                                           =======    =======     =======        =======
YEAR ENDED DECEMBER 31, 2003
  Total revenues.........................  $10,624    $ 8,707     $ 9,039        $ 9,738
                                           =======    =======     =======        =======
  Operating income.......................  $ 8,911    $ 6,832     $ 7,448        $ 7,686
                                           =======    =======     =======        =======
  Net income.............................  $ 2,769    $ 2,181     $ 2,582        $ 8,040
                                           =======    =======     =======        =======
  Per common share:
     Net income..........................  $   .25    $   .19     $   .23        $   .72
                                           =======    =======     =======        =======

                          INDEPENDENT AUDITORS' REPORT

The Members
NEG Holding LLC:

     We have audited the accompanying consolidated balance sheets of NEG Holding LLC ("the Company") and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operation, members' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEG Holding LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

                                          KPMG, LLP

Dallas, Texas
March 12, 2004

                                NEG HOLDING LLC

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2002            2003
                                                              -------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $  15,010,168   $  15,401,433
  Restricted cash...........................................     10,704,144              --
  Accounts receivable -- oil and natural gas sales..........     10,352,826      13,214,537
  Accounts receivable -- joint interest and other...........        499,080         485,083
  Notes receivable -- other.................................      2,774,968       1,220,960
  Derivative broker deposit.................................      1,800,000       1,700,000
  Drilling prepayments......................................        726,582       1,106,871
  Other.....................................................        258,639         286,399
                                                              -------------   -------------
       Total current assets.................................     42,126,407      33,415,283
Oil and natural gas properties, at cost (full cost method):
  Subject to ceiling limitation.............................    471,051,556     507,250,803
  Accumulated depreciation, depletion, and amortization.....   (302,717,442)   (322,443,045)
                                                              -------------   -------------
     Net oil and natural gas properties.....................    168,334,114     184,807,758
Other property and equipment................................      4,728,496       4,838,114
Accumulated depreciation....................................     (3,405,751)     (3,746,317)
                                                              -------------   -------------
  Net other property and equipment..........................      1,322,745       1,091,797
Notes receivable -- affiliates..............................     10,939,750              --
Note receivable.............................................             --       1,827,000
Equity investment...........................................             --       1,698,000
Other long term assets......................................         14,353         964,500
                                                              -------------   -------------
       Total assets.........................................  $ 222,737,369   $ 223,804,338
                                                              =============   =============

                              LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................  $   2,715,039   $   2,879,138
  Accounts payable -- affiliate.............................        588,122         411,731
  Accounts payable -- revenue...............................      2,898,892       3,964,530
  Prepayments from partners.................................        248,187         265,871
  Other.....................................................        164,381         136,707
  Financial instruments/short sale..........................     10,704,144              --
  Derivative financial instruments..........................      3,608,462       6,595,475
                                                              -------------   -------------
       Total current liabilities............................     20,927,227      14,253,452
Long term liabilities:
  Note payable..............................................      1,026,442         592,889
  Gas balancing.............................................        941,806         818,621
  Credit facility...........................................             --      43,833,624
  Asset retirement obligation...............................             --       3,268,381
Members' equity.............................................    199,841,894     161,037,371
                                                              -------------   -------------
       Total liabilities and members' equity................  $ 222,737,369   $ 223,804,338
                                                              =============   =============

                            See accompanying notes.

                                NEG HOLDING LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2002          2003
                                                        -----------   -----------   -----------
Revenues:
  Oil and natural gas sales...........................  $ 7,786,141   $35,319,918   $75,740,373
  Field operations....................................      203,015       403,933       297,069
  Plant operations....................................           --       177,049     1,568,502
                                                        -----------   -----------   -----------
     Total revenue....................................    7,989,156    35,900,900    77,605,944
Costs and expenses:
  Lease operating.....................................    2,687,243     8,508,744    11,501,303
  Field operations....................................      124,478       420,188       397,669
  Plant operations....................................           --        68,767       577,003
  Oil and natural gas production taxes................      721,364     1,874,854     5,770,865
  Depreciation, depletion and amortization............    4,348,515    15,509,106    23,442,797
  Accretion of asset retirement obligation............           --            --       242,752
  General and administrative..........................    2,106,826     5,682,804     4,833,546
                                                        -----------   -----------   -----------
     Total costs and expenses.........................    9,988,426    32,064,463    46,765,935
                                                        -----------   -----------   -----------
Operating income (loss)...............................   (1,999,270)    3,836,437    30,840,009
Other income (expense):
  Interest expense....................................      (63,982)      (96,491)   (1,538,048)
  Interest income and other, net......................      561,247     1,245,204       472,337
  Interest income from affiliate......................      210,545       546,228       114,867
  Commitment fee income...............................           --       175,000       125,000
  Equity in loss on investment........................           --            --      (102,000)
  Dividend expense....................................           --      (145,200)           --
  Gain (loss) on sale of securities...................           --     8,711,915      (953,790)
  Unrealized loss on financial instruments/short
     sale.............................................           --      (346,992)           --
                                                        -----------   -----------   -----------
Income (loss) before cumulative effect of change in
  accounting principle................................   (1,291,460)   13,926,101    28,958,375
  Cumulative effect of change in accounting
     principle........................................           --            --     1,911,705
                                                        -----------   -----------   -----------
Net income (loss).....................................  $(1,291,460)  $13,926,101   $30,870,080
                                                        ===========   ===========   ===========

                            See accompanying notes.

                                NEG HOLDING LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2001           2002           2003
                                                     ------------   ------------   ------------
OPERATING ACTIVITIES
Net income (loss)..................................  $ (1,291,460)  $ 13,926,101   $ 30,870,080
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and depletion.......................     4,348,515     15,509,106     23,442,797
  Change in fair market value of derivative
     contracts.....................................     4,647,782      3,608,462      2,987,013
  Unrealized loss on financial instruments/short
     sale..........................................            --        346,992             --
  Loss on sale of assets...........................            --          7,058             --
  Equity in loss on investment.....................            --             --        102,000
  Accretion of asset retirement obligation.........            --             --        242,752
  Cumulative effect of change in accounting
     principle.....................................            --             --     (1,911,705)
Changes in operating assets and liabilities:
  Accounts receivable..............................     1,464,018     (2,069,815)    (1,296,013)
  Notes receivable.................................            --     (2,774,968)    (1,831,802)
  Drilling prepayments.............................     1,256,775       (457,565)      (380,288)
  Derivative broker deposit........................     6,500,000     (1,800,000)       100,000
  Other current assets.............................      (366,434)       912,577        (26,215)
  Accounts payable and accrued liabilities.........      (390,195)      (566,450)       493,730
                                                     ------------   ------------   ------------
  Net cash provided by operating activities........    16,169,001     26,641,498     52,792,349
                                                     ------------   ------------   ------------
INVESTING ACTIVITIES
Oil and natural gas exploration and development
  expenditures.....................................    (8,794,086)   (18,106,385)   (36,034,277)
Longfellow Ranch acquisition.......................            --    (51,037,347)            --
Purchases of other property and equipment..........      (124,783)      (222,039)      (149,897)
Increase in restricted cash........................            --       (346,992)            --
Proceeds from sales of oil and natural gas
  properties.......................................        86,311      1,434,212      1,436,016
Equity investment..................................            --             --     (1,800,000)
                                                     ------------   ------------   ------------
Net cash provided by (used in) investing
  activities.......................................    (8,832,558)   (68,278,551)   (36,548,158)
FINANCING ACTIVITIES
Proceeds from Arnos credit facility................            --             --     46,756,377
Repayment of Arnos credit facility.................            --             --    (46,756,377)
Proceeds from Mizuho credit facility...............            --             --     43,833,624
Loan issuance costs................................            --             --       (951,697)
Member contributions...............................    81,834,570             --             --
Guaranteed Payment to member.......................   (10,870,973)   (21,652,819)   (18,228,781)
Priority Amount distribution to member.............            --             --    (40,506,072)
                                                     ------------   ------------   ------------
Net cash provided by financing activities..........    70,963,597    (21,652,819)   (15,852,926)
                                                     ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents...    78,300,040    (63,289,872)       391,265
Cash and cash equivalents at beginning of period...            --     78,300,040     15,010,168
                                                     ------------   ------------   ------------
Cash and cash equivalents at end of period.........  $ 78,300,040   $ 15,010,168   $ 15,401,433
                                                     ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid in cash..............................  $         --   $     96,491   $  1,537,127
                                                     ============   ============   ============
NON CASH FINANCING AND INVESTING ACTIVITIES
Contribution of assets by members..................  $138,116,670   $         --   $         --
                                                     ============   ============   ============

                            See accompanying notes.

                                NEG HOLDING LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                                MEMBERS'
                                                                 EQUITY
                                                              ------------
Balance at January 1, 2001..................................  $         --
  Members' contribution.....................................   219,731,045
  Guaranteed Payment to member..............................   (10,870,973)
  Net loss..................................................    (1,291,460)
                                                              ------------
Balance at December 31, 2001................................  $207,568,612
  Guaranteed Payment to member..............................   (21,652,819)
  Net income................................................    13,926,101
                                                              ------------
Balance at December 31, 2002................................  $199,841,894
  Guaranteed payment to member..............................   (18,228,781)
  Priority Amount distribution to member....................   (51,445,822)
  Net income................................................    30,870,080
                                                              ------------
Balance at December 31, 2003................................  $161,037,371
                                                              ============

                            See accompanying notes.

                                NEG HOLDING LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

1.  BACKGROUND

     NEG Holding LLC (the "Company"), a Delaware limited liability company, was formed in August 2000. Start up costs of the Company were incurred by Gascon Partners ("Gascon") and were not significant. No other activity occurred from August 2000 until the Members' contributions in September 2001. In exchange for an initial 50% membership interest in the Company, on September 12, 2001, but effective as of May 1, 2001, National Energy Group, Inc. ("NEG") contributed to the Company all of its operating assets and oil and natural gas properties. In exchange for its initial 50% membership interest in the Company, Gascon contributed its sole membership interest in Shana National LLC, an oil and natural gas producing company, and cash, including a $10.9 million Revolving
Note issued to Arnos Corp. ("Arnos"), evidencing the borrowings under the NEG revolving credit facility. In connection with the foregoing, the Company initially owns 100% of the membership interest in NEG Operating LLC ("Operating LLC"), a Delaware limited liability company. Gascon is currently the managing member of the Company. All of the oil and natural gas assets contributed by NEG and all of the oil and natural gas assets associated with Gascon's contribution to the Company were transferred from the Company to Operating LLC on September 12, 2001, but effective as of May 1, 2001. Allocation of membership interest in the Company was based principally on the estimated fair value of the assets contributed as of May 1, 2001, with each member contributing assets of equal fair value. The following summarizes the historical book carrying value of the net assets contributed as of September 1, 2001.

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

     Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is required to be written off as a non-cash expense. The Company did not incur a ceiling writedown in 2001, 2002 and 2003. Using December 31, 2001, constant prices and costs in accordance with the published guidelines of the SEC, there was a potential ceiling writedown of $6.3 million in the fourth quarter of 2001. On March 18, 2002, the ceiling limitation test was performed using pricing in effect at that date. The net weighted average prices used were $23.79 per barrel of oil and $3.49 per Mcf of natural gas. Using this pricing, there is no ceiling limitation as of March 18, 2002. There can be no assurance that there will not be additional writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

     The Company has capitalized internal costs of $202,000, $601,000 and $646,000 for the years ended December 31, 2001, 2002 and 2003, respectively, as costs of oil and natural gas properties. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration, and development activities based on a percentage of their salaries.

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

     The Company's investment in Longfellow Ranch Field includes a minority interest in a gas separation facility. This investment is included in the oil and natural gas properties and depleted over the life of the reserves.

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

  FINANCIAL INSTRUMENTS

     The Company sells crude oil and natural gas to various customers. In addition, the Company participates with other parties in the operation of crude oil and natural gas wells. Substantially all of the Company's

                                NEG HOLDING LLC
accounts receivable are due from either purchasers of crude oil and natural gas or participants in crude oil and natural gas wells for which the Company serves as the operator. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells. Crude oil and natural gas sales are generally unsecured.

     Allowances for bad debt totaled approximately $104,000 at December 31, 2002 and $104,000 at December 31, 2003. At December 31, 2003, the carrying value of the Company's accounts receivable approximates fair value.

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

  COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between net earnings and total comprehensive income in 2001, 2002 and 2003.

  DERIVATIVES

     The Company follows SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133" that requires, that all derivative instruments be recorded on the balance sheet at their respective fair value.

     Prior to contributing all oil and natural gas assets to the Company, NEG periodically managed its exposure to fluctuations in oil and natural gas prices by entering into various derivative instruments consisting principally of collar options and swaps. NEG elected not to designate these instruments as hedges for accounting purposes, accordingly the change in unrealized gains and losses is included in oil and natural gas sales. Cash settlements of these instruments are included in oil and natural gas sales. The Company has accounted for these instruments in the same manner. The following summarizes the cash settlements and unrealized gains and losses for the years ended December 31, 2001, 2002 and 2003:

                                                      2001         2002         2003
                                                   ----------   ----------   ----------
Gross cash receipts..............................  $1,400,836   $1,246,080   $8,681,198
Gross cash payments..............................  $  178,805   $    2,430   $   14,924
Valuation loss...................................  $4,647,782   $3,608,462   $2,987,013

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

                                NEG HOLDING LLC

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

     The following is a summary of the oil and natural gas no-cost commodity price collars with Shell Trading Company outstanding at December 31, 2002 and 2003:

                                                            PRODUCTION
DATE OF CONTRACT                             VOLUME/MONTH     MONTH      FLOOR    CEILING
----------------                             ------------   ----------   ------   -------
August 2002................................   30,000 Bbls      2003      $23.55   $26.60
August 2002................................   300,000 Mcf      2003      $ 3.25   $ 4.62
November 2002..............................   300,000 Mcf      2003      $ 3.50   $ 4.74
November 2002..............................   300,000 Mcf      2004      $ 3.35   $ 4.65
November 2002..............................   300,000 Mcf      2005      $ 3.25   $ 4.60
November 2003..............................   45,000 Bbls      2004      $26.63   $29.85

     A liability of $3.6 million and $6.6 million was recorded by the Company as of December 31, 2002 and 2003 respectively, in connection with these contracts. In addition, the Company had $1.8 and $1.7 million on deposit with Shell Trading as of December 31, 2002 and 2003, respectively, to collateralize these contracts.

     On January 28, 2003, the Company entered into an eleven month fixed price swap agreement with Plains Marketing, L.P., consisting of a contract for 28,000 barrels of oil per month at a fixed price of $28.35 effective February 2003 through December 2003.

     The following is a summary of natural gas contracts entered into with Bank of Oklahoma on January 6, 2004.

                                                                FIXED
TYPE CONTRACT             PRODUCTION MONTH   VOLUME PER MONTH   PRICE    FLOOR   CEILING
-------------             ----------------   ----------------   ------   -----   -------
Fixed price.............  Feb - March 2004    400,000 MMBTU     $6.915   $  --    $  --
Fixed price.............    April - June      400,000 MMBTU     $ 5.48   $  --    $  --
                                2004
Fixed price.............  July - Sept 2004    400,000 MMBTU     $ 5.38   $  --    $  --
No Cost Collars.........   Oct - Dec 2004     400,000 MMBTU     $   --   $5.25    $5.85
No Cost Collars.........        2005          300,000 MMBTU     $   --   $4.75    $5.45
No Cost Collars.........        2006          500,000 MMBTU     $   --   $4.50    $5.00

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. It also requires the Company to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. Upon adoption of SFAS No. 143, the Company

                                NEG HOLDING LLC
increased oil and natural gas properties $4.9 million, and recorded an abandonment obligation of $3.0 million and a cumulative transition adjustment gain of $1.9 million.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

     In December 2003, the FASB issued Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. NEG's interests in, and related management arrangements associated with the Company constitute variable interests in variable interest entities under FIN 46R. However, NEG is not considered the primary beneficiary of the Company as defined by FIN 46R, and accordingly NEG is not required to consolidate the Company.

     The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142.

     The Company classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. If the EITF determines that oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No. 142, the Company would be required to reclassify these costs from properties and equipment to intangible assets on its consolidated balance sheets as of December 31, 2003 and 2002. These amounts would represent oil and gas mineral rights acquired after June 2001 through the end of the respective periods and be net of accumulated DD&A. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be

                                NEG HOLDING LLC
amortized under the full cost method of accounting. The Company is currently unable to estimate the net carrying value of its intangible assets relating to leasehold costs.

3.  MANAGEMENT AGREEMENT

     The management and operation of Operating LLC is being undertaken by NEG pursuant to the Management Agreement which NEG has entered into with Operating LLC. The strategic direction of Operating LLC's oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of the Company (currently Gascon). The Management Agreement provides that NEG will manage Operating LLC's oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. NEG's employees will conduct the day-to-day operations of Operating LLC's oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC, although the Management Agreement provides that the salary of NEG's Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for NEG's management services, Operating LLC shall pay NEG a management fee of 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by NEG in operating the oil and natural gas properties which either NEG, or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to NEG. In addition, Operating LLC has agreed to indemnify NEG to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $7.6 million and $6.6 million as a management fee to NEG for the years ended December 31, 2002 and 2003. These amounts are included in the general and administrative expenses.

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

     The following pro forma data presents the results of the Company for the year ended 2002, as if the acquisition of properties had occurred on January 1, 2002. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisition been consummated as presented. The following data reflect pro forma adjustments for the

                                NEG HOLDING LLC
oil and natural gas revenues, production costs, and depreciation and depletion related to the properties (in thousands).

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

5.  NOTE RECEIVABLE FROM AFFILIATE

     A $10.9 million note receivable from NEG was contributed to the Company as part of Gascon's contribution on September 12, 2001. The maturity date on the note was extended to December 31, 2003. The interest rate on the note accrues at variable rates based on prime rates. The carrying value of the note approximates the fair value at December 31, 2002. This note was distributed to NEG as a Priority Amount on March 26, 2003, thereby canceling the note.

6.  INVESTMENTS

     In January 2002, the Company acquired stock valued at $49.95 million, which was sold at a gain of $8.7 million in February 2002. In an unrelated transaction, the Company completed a short sale of stock in November 2002 for $10.4 million. At December 31, 2002, this short sale position remained open and the mark-to-market value of such stock resulted in an unrealized loss of $0.3 million. The proceeds received and additional amounts required to settle the short sale obligation of $10.7 million are classified as restricted cash. In January 2003, the Company settled this position and recorded a loss of $1.0 million on the transaction.

     In October 2003, the Company committed to an investment of $6.0 million in Petrosource Energy Company, LLC ("Petrosource"). The Company acquired 24.79% of the outstanding stock for a price of $3.6 million and advanced $2.4 million as a subordinated loan bearing 6% interest due in 6 years. $3.6 million of this commitment was paid in October 2003 and $2.4 million in February 2004. Petrosource is in the business of selling CO(2) and also owns pipelines and compressor stations for delivery purposes. The Company

                                NEG HOLDING LLC
recorded a $0.1 million net loss in 2003 as a result of accounting for the Petrosource investment under the equity method.

7.  CREDIT FACILITIES

     On March 26, 2003, the Company distributed the $10.9 million note outstanding under the existing credit facility to NEG as a distribution of Priority Amount. Also, on March 26, 2003 NEG, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility; Operating LLC then distributed $42.8 million to the Company who, thereafter, made a $40.5 million distribution of Priority Amount and a $2.3 million Guaranteed Payment to NEG. NEG utilized these funds to pay the entire amount of the long-term interest payable on the Senior Notes and interest accrued thereon outstanding on March 27, 2003. The Arnos facility was canceled on December 29, 2003 in conjunction with the Mizuho Corporate Bank, Ltd. financing.

     On December 29, 2003, The Company entered into a Credit Agreement (the "Credit Agreement") with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents.

     The Credit Agreement provides for a loan commitment amount of up to $100 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). The Credit Agreement provides further that the amount available to the Company at any time is subject to certain restrictions, covenants, conditions and changes in the borrowing base calculation. In partial consideration of the loan commitment amount, the Company has pledged a continuing security interest in all of its oil and natural gas properties and its equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.

     At the Company's option, interest on borrowings under the Credit Agreement bear interest at a rate based upon either the prime rate or the LIBOR rate plus, in each case, an applicable margin that, in the case of prime rate loans, can fluctuate from 0.75%to 1.50% per annum, and, in the case of LIBOR rate loans, can fluctuate from 1.75% to 2.50% per annum. Fluctuations in the applicable interest rate margins are based upon Operating LLC's total usage of the amount of credit available under the Credit Agreement, with the applicable margins increasing as the Company's total usage of the amount of the credit available under the Credit Agreement increases.

     At the closing of the Credit Agreement, the Company borrowed $43.8 million to repay $42.9 million owed by the Company to Arnos under the secured loan arrangement which was then terminated and to pay administrative fees in connection with this borrowing. The Company intends to use any future borrowings under the Credit Agreement to finance potential acquisitions. The Company capitalized $1.0 million of loan issuance costs in connection with the closing of this transaction. These costs will be amortized over the life of the loan using the interest method.

     As a condition to the lenders obligations under the Credit Agreement, the lenders required that the NEG, Gascon, Holding LLC and the Company execute and deliver at the closing that certain Pledge Agreement and Irrevocable Proxy in favor of Bank of Texas, N.A., its successors and assigns, the ("Pledge Agreement"). Pursuant to the terms of the Pledge Agreement, in order to secure the performance of the obligations of the Company (I) each of NEG and Gascon have pledged their 50% membership interest in Holding LLC (such interests constituting 100% of the outstanding equity membership interest of Holding LLC);
(ii) Holding LLC has pledged its 100% equity membership interest in the Company; and (iii) the Company has pledged its

                                NEG HOLDING LLC

100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (I), (ii) and (iii) above are collectively referred to as the "Collateral"). The Pledge Agreement also provides for a continuing security interest in the Collateral and that Bank of Texas, N.A. as the Collateral Agent is the duly appointed attorney-in-fact of the Company. The Collateral Agent may take all action deemed reasonably necessary for the maintenance, preservation and protection of the Collateral and the security interest therein until such time that all of the Company's obligations under the Credit Agreement are fulfilled, terminated or otherwise expired. If under the Credit Agreement an event of default shall have occurred and is continuing, the Collateral Agent may enforce certain rights and remedies, including, but not limited to the sale of the Collateral, the transfer of all or part of the Collateral to the Collateral Agent or its nominee and/or the execution of all endorsements,

     The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. The Company was in compliance with all covenants at December 31, 2003.

8.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into a management agreement with NEG to manage Operating LLC's oil and natural gas assets until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any oil and natural gas assets.

     The Company is obligated to make semi-annual payments to NEG "Guaranteed Payments" as defined in the Holding LLC Operating Agreement referred herein. One payment for $10.9 million was made in 2001, two payments totaling $21.7 million were made in 2002 and three payments totaling $18.2 million were made in 2003 under this obligation. In March 2003, the Company made a distribution of Priority Amount of $51.4 million to NEG.

     On July 7, 2003, the Company filed a request with the American Arbitration Association for dispute resolution of a claim in the amount of $21,000 against Osprey Petroleum Company, Inc. ("Osprey") arising out of Osprey's failure to post bond for certain plugging and abandonment liabilities associated with oil and gas properties sold by the Company to Osprey in September 2000. Osprey has counterclaimed against the Company and its affiliates (Holding LLC and Operating
LLC) in an amount up to $15 million, alleging fraud and breach of contract related to the sale of such oil and gas properties. The Purchase and Sale Agreement transferring the properties from the Company to Osprey provides for dispute resolution through binding arbitration utilizing arbitrator(s) experienced in oil and gas transactions. The exclusive venue for any such arbitration is in Dallas, Texas, and the binding, nonappealable judgment by the arbitrator(s) may be entered in any court having competent jurisdiction.

     The Company will vigorously defend against the Osprey counterclaim, which the Company believes to be without merit. It is the Company's belief that the ultimate resolution of the arbitration will not have a material adverse effect on the Company's financial condition or results of operations.

     With respect to certain claims of the Company against Enron North America Corp. relating to the oil and natural gas properties contributed to Holding LLC, a representative of the Company has been appointed to the official committee of unsecured creditors in the Enron bankruptcy proceeding, and the Company has filed a claim for damages in that bankruptcy proceeding. The Company estimates its claim against Enron related to these contracts is approximately $7.25 million. The $7.25 million claim represents a hedge against future oil and natural gas prices and does not reflect a cash gain or loss. Any recoveries from Enron North America Corp. will become the property of Operating LLC as a result of the LLC Contribution. No receivable has been recorded as a result of this claim.

                                NEG HOLDING LLC

     Other than routine litigation incidental to its business operations which are not deemed by the Company to be material, there are no additional legal proceedings in which the Company nor Operating LLC, is a defendant.

9.  ASSET RETIREMENT OBLIGATION

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The Company adopted SFAS 143 on January 1, 2003 and recorded an abandonment obligation of $3.0 million. SFAS No. 143 required the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. It also requires the Company to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company would have recorded accretion of the asset abandonment obligation of $0.2 million for both 2001 and 2002 had SFAS 143 been adopted in these years.

     The following is a rollforward of the abandonment obligation as of December 31, 2003.

Balance as of January 1, 2003...............................  $3,034,395
Add: Accretion..............................................     242,752
      Additions.............................................      89,548
      Revisions.............................................       9,396
Less: Settlements...........................................     (57,008)
      Dispositions..........................................     (50,702)
                                                              ----------
Balance as of December 31, 2003.............................  $3,268,381
                                                              ==========

10.  INVESTMENT IN HOLDING LLC OPERATING AGREEMENT

     Under the Holding LLC Operating Agreement, NEG is to receive Guaranteed Payments in addition to a Priority Amount of $202.2 million before Gascon receives any monies. The distribution of Priority Amount is to be made on or before November 1, 2006. Guaranteed Payments are to be paid, on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding Priority Amount. After the payments to NEG, Gascon is to receive distributions equivalent to the Priority Amount and Guaranteed Payments plus other amounts as defined. Following the above distributions to NEG and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. The order of distributions is listed below.

     The Holding LLC Operating Agreement requires that distributions shall be made to both NEG and Gascon as follows:

          1. Guaranteed Payments are to be paid to NEG, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Carl C. Icahn, including the amount of the Company's 10.75% Senior Notes. As of December 31, 2003, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

          2. The Priority Amount is to be paid to NEG. Such payment is to occur by November 6, 2006.

                                NEG HOLDING LLC

          3. An amount equal to the Priority Amount and all Guaranteed Payments paid to NEG, plus any additional capital contributions made by Gascon, less any distribution previously made by the Company to Gascon, is to be paid to Gascon.

          4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by the Company to Gascon, is to be paid to Gascon.

          5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of the NEG's and Gascon's respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement)

11.  CRUDE OIL AND NATURAL GAS PRODUCING ACTIVITIES

     Costs incurred in connection with the exploration acquisition, development, and exploitation of the Company's crude oil and natural gas properties for the years ended December 31, 2001, 2002 and 2003, (all of which occurred after the contribution of assets by NEG and Gascon) are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    2001         2002          2003
                                                 ----------   -----------   -----------
Acquisition of properties......................  $       --   $49,049,174   $        --
Exploration costs..............................   2,817,625     1,072,997     6,950,706
Development costs..............................   5,976,461    16,124,610    29,083,572
Depletion rate per Mcfe........................  $     1.04   $      1.29   $      1.25

     Revenues from individual purchasers that exceed 10% of total crude oil and natural gas sales are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    2001         2002          2003
                                                 ----------   -----------   -----------
Plains Marketing and Transportation............  $4,262,310   $12,512,767   $15,666,690
Crosstex Energy Services, Inc..................          --     4,843,756     9,225,086
Riata Energy, Inc..............................          --            --    30,420,624
Seminole Energy Services.......................          --            --     7,215,735

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

     In 2001 and 2002, estimates of the Company's net recoverable crude oil, natural gas, and natural gas liquid reserves were prepared by Netherland, Sewell & Associates, Inc. and Prator Bett, LLC. In 2003, estimates of the Company's reserves and future net revenues were prepared by Netherland, Sewell &

                                NEG HOLDING LLC

Associates, Prator Bett, LLC and DeGolyer and MacNaughton. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.

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

     Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

                                                                          NATURAL GAS
                                                              CRUDE OIL    (THOUSAND
                                                              (BARRELS)   CUBIC FEET)
                                                              ---------   -----------
January 1, 2001.............................................         --            --
  Contribution from NEG.....................................  4,039,064    58,432,104
  Contribution from Gascon..................................  1,009,388    13,848,084
  Purchase of reserves in place.............................      4,575       338,406
  Extensions and discoveries................................    351,245    12,518,633
  Revisions of previous estimates...........................         --        17,048
  Production................................................   (245,389)   (2,723,000)
                                                              ---------   -----------
December 31, 2001...........................................  5,158,883    82,431,275
  Purchases of reserves in place............................     30,436    34,196,450
  Sales of reserves in place................................   (223,214)           --
  Extensions and discoveries................................     28,892    14,403,643
  Revisions of previous estimates...........................    842,776      (636,931)
  Production................................................   (629,100)   (7,827,100)
                                                              ---------   -----------
December 31, 2002...........................................  5,208,673   122,567,337
  Purchase of reserves in place.............................         --            --
  Sales of reserves in place................................    (25,399)     (744,036)
  Extensions and discoveries................................    494,191    61,637,828
  Revisions of previous estimates...........................     (7,092)   (2,419,969)
  Production................................................   (628,923)  (13,436,865)
                                                              ---------   -----------
December 31, 2003...........................................  5,041,450   167,604,295
                                                              =========   ===========
Proved developed reserves:
  December 31, 2001.........................................  4,607,434    67,188,454
  December 31, 2002.........................................  3,539,450    92,382,411
  December 31, 2003.........................................  4,096,596   104,207,660

     Reservoir engineering is a subjective process of estimating the volumes of underground accumulations of oil and natural gas which cannot be measured precisely. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve estimates prepared by other engineers might differ from the estimates contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and natural gas may be different from those used in preparing these reports. The amounts

                                NEG HOLDING LLC
and timing of future operating and development costs may also differ from those used. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

     The following is a summary of a standardized measure of discounted net cash flows related to the Company's proved crude oil and natural gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves were computed using crude oil and natural gas prices as of the end of each period presented. Future development, production and net asset retirement obligations attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future.

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

     The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

                                                                 DECEMBER 31,
                                                        ------------------------------
                                                            2002             2003
                                                        -------------   --------------
Future cash inflows...................................  $ 758,633,342   $1,184,869,747
Future production and development costs...............   (248,072,491)    (374,829,047)
                                                        -------------   --------------
Future net cash flows.................................    510,560,851      810,040,700
10% annual discount for estimated timing of cash
  flows...............................................   (199,928,529)    (353,980,596)
                                                        -------------   --------------
Standardized measure of discounted future net cash
  flows...............................................  $ 310,632,322   $  456,060,104
                                                        =============   ==============

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2001           2002           2003
                                             ------------   ------------   ------------
Contribution from NEG......................  $102,258,800   $         --   $         --
Contribution from Gascon...................    34,528,067             --             --
Purchases of reserves......................            --    102,916,472             --
Sales of reserves in place.................            --     (2,509,704)    (2,475,742)
Sales and transfers of crude oil and
  natural gas produced, net of production
  costs....................................    (9,025,316)   (31,115,247)   (57,424,780)
Net changes in prices and production
  costs....................................   (10,960,878)   112,380,701     44,711,900
Development costs incurred during the
  period and changes in estimated future
  development costs........................   (33,987,448)   (45,230,813)   (75,452,280)
Extensions and discoveries, less related
  costs....................................    24,358,514     43,640,702    211,324,414
Revisions of previous quantity estimates...        11,491      8,510,824     (6,789,000)
Asset retirement obligation................            --             --        165,748
Accretion of discount......................     3,408,627     11,312,180     31,063,232
Changes in production rates (timing) and
  other....................................     2,529,943     (2,394,593)       304,290
                                             ------------   ------------   ------------
Net change.................................  $113,121,800   $197,510,522   $145,427,782
                                             ============   ============   ============

                                NEG HOLDING LLC

     During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The net weighted average prices of crude oil and natural gas at December 31, 2001, 2002 and 2003, used in the above table were $18.48, $29.86 and $31.14 per barrel of crude oil, respectively, and $2.68, $4.92 and $5.87 per thousand cubic feet of natural gas, respectively.

                               INDEX TO EXHIBITS

 2.1    Debtors Joint Plan of Reorganization under Chapter 11 of the
        Bankruptcy Code dated May 12, 2000(9)
 2.2    Debtor's and Official Committee of Unsecured Creditors Joint
        Disclosure Statement under Section 1125 of the Bankruptcy
        Code Regarding the Debtor's and Official Committee of
        Unsecured Creditors' Joint Plan of Reorganization under
        Chapter 11 of the Bankruptcy Code, dated May 12, 2000(9)
 3.1 Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(10)
 3.2    By-laws of the Company(2)
 3.3 Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003(15)
 4.1    Indenture dated as of November 1, 1996, among the Company,
        National Energy Group of Oklahoma, Inc. (the "Guarantor"), formerly NEG-OK, and Bank One, Columbus, N.A.(3)
 4.2    Indenture dated August 21, 1997, among the Company and Bank
        One, N.A.(6)
 4.3    Instrument of Resignation, Appointment and Acceptance, dated
        October 23, 1998, between the Company, Bank One, N.A. and
        Norwest Bank Minnesota, N.A.(8)
10.5 Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch ("Credit Lyonnais") and the Company, NEG-OK and Boomer Marketing Corporation
        ("Boomer")(1)
10.6    $50,000,000 Revolving Note dated August 29, 1996 payable to
        Bank One(1)
10.7    $50,000,000 Revolving Note dated August 29, 1996 payable to
        Credit Lyonnais(1)
10.8    Assignment of $50,000,000 Revolving Note to Arnos Corp. from
        Bank One, Texas, N.A.(8)
10.9    Assignment of $50,000,000 Revolving Note to Arnos Corp. from
        Credit Lyonnais New York Branch(8)
10.10 Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(1)
10.11 Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(1)
10.12 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(1)
10.13 Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(1)
10.14   First Amendment to Restated Loan Agreement dated October 31,
        1996 among Bank One and Credit Lyonnais and the Company,
        Guarantor and Boomer(4)
10.15   Second Amendment to Restated Loan Agreement dated October
        31, 1996, among Bank One and Credit Lyonnais and the
        Company, Guarantor and Boomer(5)
10.16   Third Amendment to Restated Loan Agreement dated October 31,
        1996, among Bank One and Credit Lyonnais and the Company,
        Guarantor and Boomer(5)
10.17   Fourth Amendment to Restated Loan Agreement dated October
        31, 1996, among Bank One and Credit Lyonnais and the
        Company, Guarantor and Boomer(7)
10.18 Multi-State Assignment Agreement dated December 22, 1998 between Bank One, Texas, N.A., Credit Lyonnais New York
        Branch and Arnos Corp.(8)
10.19   Multi-State Assignment Agreement, LaFourche Parish,
        Louisiana, dated December 22, 1998, between Bank One, Texas,
        N.A., Credit Lyonnais New York Branch and Arnos Corp.(8)
10.20   Multi-State Assignment Agreement, Iberville Parish,
        Louisiana, dated December 22, 1998, between Bank One, Texas,
        N.A., Credit Lyonnais New York Branch and Arnos Corp.(8)
10.21 Oklahoma Assignment Agreement, dated December 22, 1998, between Bank One, Texas, N.A., Credit Lyonnais New York
        Branch and Arnos Corp.(8)
10.27   Fifth Amendment to Restated Loan Agreement dated August 1,
        2001, among the Company and Arnos Corp.(12)
10.28   Debt Purchase Agreement dated August 1, 2001 between the
        Company and High River Limited Partnership.(12)
10.29   Debt Purchase Agreement dated August 1, 2001 between the
        Company and High Coast Limited Partnership.(12)

10.30   Debt Purchase Agreement dated August 1, 2001 between the
        Company and High River Limited Partnership.(10)
10.31   Debt Purchase Agreement dated August 1, 2001 between the
        Company and High Coast Limited Partnership.(10)
10.32   NEG Holding LLC Operating Agreement dated May 1, 2001
        between the Company and Gascon Partners.(11)
10.33   NEG Operating LLC Operating Agreement dated May 1, 2001
        executed by NEG Holding LLC.(11)
10.34 Shana National LLC Amended and Restated Operating Agreement dated September 12, 2001 executed by NEG Operating LLC.(11)
10.35   Management Agreement dated September 12, 2001 between the
        Company and NEG Operating LLC.(11)
10.36   Master Conveyance dated September 12, 2001 executed by the
        Company in favor of NEG Holding LLC.(11)
10.37   Master Conveyance dated September 12, 2001 executed by
        Gascon Partners in favor of NEG Holding LLC.(11)
10.38   Master Conveyance dated September 12, 2001 executed by NEG
        Holding LLC in favor of NEG Operating LLC.(11)
10.39   Master Conveyance dated September 12, 2001 executed by Shana
        Petroleum Company in favor of Gascon Partners.(11)
10.40   Master Conveyance dated September 12, 2001 executed by Shana
        Petroleum Company in favor of Shana National LLC.(11)
10.41   Final Decree of Bankruptcy Court(13)
10.42   Sixth Amendment to Restated Loan Agreement dated December
        15, 2001, among the Company and Arnos Corp.(14)
10.43 Assignment of Restated Loan Agreement dated March 26, 2003, among Arnos Corp., the Company and NEG Operating LLC.(14)
10.44   Seventh Amendment to Restated Loan Agreement dated March 26,
        2003, among Arnos Corp. and NEG Operating LLC.(14)
10.45   Management Agreement with TransTexas Gas Corporation dated
        August 28, 2003(15)
10.46   Credit Agreement dated as of December 29, 2003 among NEG
        Operating LLC, Certain Commercial Lending Institutions,
        Mizuho Corporate Bank, Ltd., Bank of Texas N.A., and the
        Bank of Nova Scotia(16)
10.47   Security Agreement dated as of December 29, 2003 made by NEG
        Operating LLC in favor of Bank of Texas, N.A.(16)
10.48   Pledge Agreement and Irrevocable Proxy dated as of December
        29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(16)
10.49   Pledge Agreement and Irrevocable Proxy dated as of December
        29, 2003 made by National Energy Group, Inc. in favor of
        Bank of Texas, N.A.(16)
10.50   Code of Business Conduct and Ethics Adopted March 24,
        2004(17)
12.1    Computation of Ratio of Earnings to Fixed Charges(17)
23.2    Consent of Netherland Sewell & Associates, Inc., Independent
        Engineers(17)
23.3    Consent of Prator Bett, LLC, Independent Engineers(17)
23.4    Consent of DeGolyer and MacNaughton, Independent
        Engineers(17)
24.1    Power of Attorney (included in signature pages to this Form
        10-K)(17)
31.1    Certification of Chief Executive Officer pursuant to Section
        302 of the Sarbanes-Oxley Act of 2002(17)
31.2    Certification of Chief Financial Officer pursuant to Section
        302 of the Sarbanes-Oxley Act of 2002(17)

32.1    Certification of Chief Executive Officer pursuant to Section
        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
        1350(17). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be "filed".
32.2    Certification of Chief Financial Officer pursuant to Section
        906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
        1350(17). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be "filed".

---------------

 (1) Incorporated by reference to the Company's Current Report on Form 8-K, dated August 29, 1996.

 (2) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-38331), dated April 3, 1991.

 (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

 (6) Incorporated by reference to the Company's Form S-4 (No. 333-38075), filed October 16, 1997.

 (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

 (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(15) Incorporated by reference to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 2003.

(16) Incorporated by reference to the Company's Form 8-K filed December 29,
     2003.

(17) Filed herewith.