Form 10-Q
period 2004-03-31
NATIONAL ENERGY GROUP INC
filed 2004-05-17
CIK 870756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-19136 (Common Stock)

National Energy Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-1922764
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1400 One Energy Square

4925 Greenville Avenue
Dallas, Texas 75206
(Address of principal executive offices)

(214) 692-9211

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes ☐          No ☑

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☑          No ☐

      11,190,650 shares of the registrant’s Common Stock, $0.01 par value, were outstanding on May 10, 2004.

NATIONAL ENERGY GROUP, INC.

INDEX

		Page
		No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets at December 31, 2003 and March 31, 2004 (Unaudited)	2
	Statements of Operations for the three months ended March 31, 2003 and 2004 (Unaudited)	3
	Statements of Cash Flows for the three months ended March 31, 2003 and 2004 (Unaudited)	4
	Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2004 (Unaudited)	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 2-5.	None	22
Item 6.	Exhibits and Reports on Form 8-K	22
First Amendment to Credit Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

NATIONAL ENERGY GROUP, INC.

BALANCE SHEETS

	December 31,	March 31,
	2003	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,158,816	$3,422,334
Accounts receivable — other	549,998	532,120
Accounts receivable — affiliates	411,731	499,631
Other	268,029	195,119

Total current assets	4,388,574	4,649,204
Investment in Holding LLC	69,346,495	77,250,639
Deferred tax assets	25,949,007	24,334,416

Total assets	$99,684,076	$106,234,259

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26,943	$94,534
Accrued interest on senior notes — affiliates	2,663,080	6,657,699

Total current liabilities	2,690,023	6,752,233
Long term liabilities:
Senior notes	148,637,000	148,637,000
Deferred gain on senior note redemption	5,774,604	5,265,080
Commitments and contingencies Stockholders’ deficit:
Common stock, $.01 par value:
Authorized shares — 15,000,000 at December 31, 2003 and March 31, 2004; Issued and outstanding shares — 11,190,650 at December 31, 2003 and March 31, 2004	111,907	111,907
Additional paid-in capital	123,020,121	123,020,121
Accumulated deficit	(180,549,579)	(177,552,082)

Total stockholders’ deficit	(57,417,551)	(54,420,054)

Total liabilities and stockholders’ deficit	$99,684,076	$106,234,259

See accompanying notes to financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2004

	(Unaudited)
Revenues:
Accretion of Investment in Holding LLC	$8,750,320	$7,904,144
Management fees	1,873,338	2,618,563

Total revenue	10,623,658	10,522,707
Cost and expenses:
General and administrative	1,712,375	2,430,885

Total costs and expenses	1,712,375	2,430,885

Operating income	8,911,283	8,091,822
Other income (expense):
Interest expense	(4,659,620)	(3,485,096)
Interest income and other, net	8,198	5,362

Income before income taxes	4,259,861	4,612,088
Income tax expense	(1,490,981)	(1,614,591)

Net income	$2,768,880	$2,997,497

Earnings per common share:
Net income per common share	$.25	$.27

Weighted average number of common shares outstanding	11,190,650	11,190,650

See accompanying notes to financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2004

	(Unaudited)
Operating Activities:
Net income	$2,768,880	$2,997,497
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of Investment in Holding LLC	(8,750,320)	(7,904,144)
Deferred gain amortization	(509,524)	(509,523)
Deferred income tax expense	1,490,981	1,614,591
Changes in operating assets and liabilities:
Accounts receivable	(20,561)	(70,022)
Other current assets	16,567	72,909
Accounts payable and accrued liabilities	(37,660,226)	4,062,210

Net cash provided by (used in) operating activities	(42,664,203)	263,518

Financing Activities:
Priority Amount from Holding LLC	40,506,071	—
Guaranteed Payment from Holding LLC	2,250,306	—

Net cash provided by financing activities	42,756,377	—

Increase in cash and cash equivalents	92,174	263,518
Cash and cash equivalents at beginning of period	3,477,250	3,158,816

Cash and cash equivalents at end of period	$3,569,424	$3,422,334

Supplemental cash flow information
Interest paid in cash	$42,871,244	$—

Non-cash financing and investing activities
Distribution of note from Holding LLC	$10,939,750	$—

See accompanying notes to financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Total
			Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit

	(Unaudited)
Balance at December 31, 2003	11,190,650	$111,907	$123,020,121	$(180,549,579)	$(57,417,551)
Net income	—	—	—	2,997,497	2,997,497

Balance at March 31, 2004	11,190,650	$111,907	$123,020,121	$(177,552,082)	$(54,420,054)

See accompanying notes to financial statements.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)
March 31, 2004

1.	Settlement of Bankruptcy Case and Formation of Limited Liability Company

      National Energy Group, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 20, 1990. Effective June 11, 1991, Big Piney Oil and Gas Company and VP Oil, Inc. merged with and into the Company. On August 29, 1996, Alexander Energy Corporation was merged with and into a wholly-owned subsidiary of the Company, which subsidiary was merged with and into the Company on December 31, 1996.

      On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (“Bankruptcy Court”) entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Proceeding”). On July 24, 2000, the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization (the “Plan of Reorganization”) jointly proposed by the Company and the official committee of unsecured creditors, which Plan of Reorganization became effective on August 4, 2000. The Bankruptcy Court issued a final decree closing the case effective December 13, 2001. Accordingly, the Company has effectively settled all matters relating to the Bankruptcy Proceeding.

      As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC (“Holding LLC”), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million (the “LLC Contribution”). In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners, (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed (i) its sole membership interest in Shana National LLC, an oil and natural gas producing company, (ii) cash of $75.2 million, and (iii) a $10.9 million revolving note, evidencing the borrowings under the Company’s revolving credit facility issued to Arnos Corp. (“Arnos”). In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC (“Operating LLC”), a Delaware limited liability company. Holding LLC is governed by an operating agreement, effective as of May 1, 2001, which provides for the management and control of Holding LLC by Gascon (the “Holding LLC Operating Agreement”). All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon’s contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, effective as of May 1, 2001. Carl C. Icahn, through his majority ownership of American Real Estate Holding, L.P. (“AREH”) beneficially owns 50.01% of the issued and outstanding common stock of the Company.

      The assets contributed by the Company to Holding LLC were current assets of $11.5 million, net oil and natural gas assets of $85.0 million and other assets of $4.8 million. The liabilities assumed by Holding LLC were current liabilities of $4.2 million, intercompany payable to Gascon of $4.8 million and long-term liabilities of $1.0 million.

      The Holding LLC Operating Agreement contains a provision that allows Gascon, or its successor, at any time, in its sole discretion, to redeem the Company’s membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. A determination of the fair market value of such assets shall be made by an independent third party jointly engaged by Gascon and the Company. Since all of the Company’s operating assets and oil and natural gas properties would have been contributed to Holding LLC, following such a redemption, the Company’s principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to the Company’s stockholders. Following the payment of the Company’s

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

indebtedness (currently held by entities owned or controlled by Carl C. Icahn) and its operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to the Company’s stockholders. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.

      As a result of the foregoing transactions and as mandated by the Plan of Reorganization effective September 12, 2001, the Company’s principal assets were its remaining cash balances, accounts receivable from affiliates, deferred tax asset, and its initial 50% membership interest in Holding LLC, and its principal liabilities were the $10.9 million outstanding under its existing $100 million revolving credit facility with Arnos and its 10 3/4% Senior Notes (“Senior Notes”) and long-term interest payable on Senior Notes. None of the Company’s employees were transferred to Holding LLC or Operating LLC.

      As a result of the terms and conditions of the various agreements related to the repayment of the Company’s indebtedness to Arnos and repayment of the Priority Amounts and the Guaranteed Payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no proceeds remaining for distribution to the Company’s stockholders.

      The Company remains highly leveraged following confirmation of the Plan of Reorganization.

2.	Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are fairly presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. The Company’s quarterly financial data should be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 (including the notes thereto), set forth in the Company’s Annual Report on Form 10-K.

      The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.

      In December 2003, the FASB issued Interpretation No. 46 (revised December 2003). “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. The Company’s interests in, and related management arrangements associated with Holding LLC constitute variable interests in variable interest entities under FIN 46R. After review, the Company has concluded it is not the primary beneficiary of Holding LLC as defined by FIN 46R, and accordingly is not required to consolidate Holding LLC.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Management Agreements

      The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the “Management Agreement”) which the Company has entered into with Operating LLC. However, neither the Company’s officers nor directors will control the strategic direction of Operating LLC’s oil and natural gas business including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company’s employees will conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC. The Management Agreement provides that the salary of the Company’s Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company’s management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence or misconduct. The Company recorded $1.5 million as a management fee for the three month period ended March 31, 2004.

      On August 28, 2003, the Company entered into an agreement (the “TTG Management Agreement”) to manage TransTexas Gas Corporation (“TTG”). The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP (“Thornwood”), an entity affiliated with Carl C. Icahn, the Company’s largest stockholder. Affiliates of Mr. Icahn own in excess of 90% of TTG. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the TTG Plan of Reorganization, effective August 29, 2003 (the “TTG Plan”). TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, President and CEO, and Vice President, Secretary and General Counsel of the Company, respectively, have been appointed to the TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation.

      The TTG Management Agreement provides that the Company shall be responsible for and have authority with respect to all of the day-to-day management of TTG’s business but shall not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for the Company’s services in managing the TTG business, the Company shall receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG, (ii) upon 90 days prior written notice by the Company, (iii) upon 30 days following any day where High River Limited Partnership (also affiliated with Thornwood) designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court. The Company recorded $1.2 million as a management fee for the quarter ended March 31, 2004.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Investment in Holding LLC

      As explained below, the Company’s investment in Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

      Under the Holding LLC Operating Agreement, the Company is to receive guaranteed payments (“Guaranteed Payments”) in addition to a priority distribution amount of $202.2 million (“Priority Amount”) before Gascon receives any monies. The Priority Amount is to be made on or before November 1, 2006. Guaranteed Payments are to be paid, on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding Priority Amount. After the payments to the Company, Gascon is to receive distributions equivalent to the Priority Amount and Guaranteed Payments plus other amounts as defined. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. Because of the substantial uncertainty that the Company will receive any distributions above the Priority Amount and Guaranteed Payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment.

      At inception (September 12, 2001), the Company recorded the investment in Holding LLC at the historical cost of the oil and gas properties contributed into the partnership (in exchange for Holding LLC’s obligation to pay the Company the Priority Amount and Guaranteed Payments). Subsequently, the Company accretes its investment in Holding LLC from the initial investment recorded up to the Priority Amount, including the Guaranteed Payments, at the implicit rate of interest, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the preferred investment. The preferred investment is evaluated quarterly for other than temporary impairment.

      Because of the substantial uncertainty that the Company will receive any distributions in excess of the Priority Amount and the Guaranteed Payments (“residual interest”), the residual interest attributable to the investment in Holding LLC is valued at zero. Upon payment of the Priority Amount in 2006, the Company’s carrying value of the investment in Holding LLC will be zero. The Company’s membership interest in Holding LLC is governed by the Holding LLC Operating Agreement and is not affected by the accretion of the investment. Cash receipts, if any, after the Priority Amount and the Guaranteed Payments will be reported in income as earned.

      The following is a summary balance sheet of Holding LLC as of December 31, 2003 and March 31,2004.

	December 31,	March 31,
	2003	2004

Current assets	$33,415,283	$38,399,210
Net oil and natural gas properties (full-cost method)	184,807,758	190,419,133
Net other property and equipment	1,091,797	1,036,823
Other long-term assets	4,489,500	7,118,290

Total assets	$223,804,338	$236,973,456

Current liabilities	$14,253,452	$13,305,262
Long-term liabilities	48,513,515	48,463,677
Members’ equity	161,037,371	175,204,517

Total liabilities and members’ equity	$223,804,338	$236,973,456

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following is a summary income statement for Holding LLC for the three months ended March 31, 2003 and 2004.

	2003	2004

Total revenues	$19,501,176	$25,569,181
Total cost and expenses	(11,743,436)	(11,043,920)

Operating income	7,757,740	14,525,261
Interest income and other	(4,930,185)	(358,114)

Income before cumulative effect of change in accounting principle	2,827,555	14,167,147
Cumulative effect of change in accounting principle	1,911,705	—

Net income	$4,739,260	$14,167,147

      For the three month period ended March 31, 2004, Holding LLC generated cash flows of $18.3 million from operating activities, used $12.1 million in investing activities and used $0.3 million in financing activities. Audited financial statements will be prepared and included in the Company’s Form 10-K for the year ended December 31, 2004.

      The following is a rollforward of the Investment in Holding LLC as of March 31, 2004:

Investment in Holding LLC at December 31, 2003	$69,346,495
Accretion of investment in Holding LLC	7,904,144

Investment in Holding LLC at March 31, 2004	$77,250,639

      The Holding LLC Operating Agreement requires that distributions shall be made to both the Company and Gascon as follows:

1. Guaranteed Payments are to be paid to the Company, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Carl C. Icahn, including the amount of the Company’s 10.75% Senior Notes. As of March 31, 2004, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

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

5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of the Company’s and Gascon’s respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement)

      On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the Company’s revolving credit facility as a Priority Amount to the Company, thereby canceling the note. Also, on March 26,

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2003 the Company, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC who, thereafter, made a $40.5 million Priority Amount distribution and a $2.3 million Guaranteed Payment to the Company.

      Operating LLC is currently in compliance with all covenants of the credit facility. (See Note 5)

5.	Credit Facilities

      At December 31, 2002, the Company had $10.9 million outstanding under its existing $100 million credit facility with Arnos. Arnos continued to be the holder of the credit facility; however, the $10.9 million note outstanding under the credit facility was contributed to Holding LLC as part of Gascon’s contribution to Holding LLC on September 12, 2001. In December 2001, the maturity date of the credit facility was extended to December 31, 2003 and the Company was given a waiver of compliance with respect to any and all covenant violations. The Company was not in compliance with the minimum interest coverage ratio at September 30, 2002 and December 31, 2002 and the current ratio at December 31, 2002, however, in December 2001 the Company was given a waiver of compliance with respect to any and all covenant violations through December 31, 2003.

      On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the Company’s revolving credit facility as a distribution of Priority Amount to the Company, thereby canceling the note. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC who, thereafter, made a $40.5 million distribution of Priority Amount and a $2.3 million Guaranteed Payment to the Company. The Company utilized these funds to pay the entire amount of the long-term interest payable on the Senior Notes and interest accrued thereon outstanding on March 27, 2003. The Arnos facility was canceled on December 29, 2003 in conjunction with execution of the Mizuho Corporate Bank Ltd. (Mizuho) credit agreement described below.

      On December 29, 2003, Operating LLC entered into a Credit Agreement (the “Credit Agreement”) with certain commercial lending institutions, including Mizuho as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents.

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

      At Operating LLC’s option, interest on borrowings under the Credit Agreement bear interest at a rate based upon either the prime rate or the LIBOR rate plus, in each case, an applicable margin that, in the case of prime rate loans, can fluctuate from 0.75% to 1.50% per annum, and, in the case of LIBOR rate loans, can fluctuate from 1.75% to 2.50% per annum. Fluctuations in the applicable interest rate margins are based upon Operating LLC’s total usage of the amount of credit available under the Credit Agreement, with the

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

applicable margins increasing as the Operating LLC’s total usage of the amount of the credit available under the Credit Agreement increases.

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

      As a condition to the lenders obligations under the Credit Agreement, the lenders required that the Company, Gascon, Holding LLC and Operating LLC execute and deliver at the closing that certain Pledge Agreement and Irrevocable Proxy in favor of Bank of Texas, N.A., its successors and assigns, the (“Pledge Agreement”). Pursuant to the terms of the Pledge Agreement, in order to secure the performance of the obligations of Operating LLC (i) each of the Company and Gascon have pledged their 50% membership interest in Holding LLC (such interests constituting 100% of the outstanding equity membership interest of Holding LLC); (ii) Holding LLC has pledged its 100% equity membership interest in Operating LLC; and (iii) Operating LLC has pledged its 100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (i), (ii) and (iii) above are collectively referred to as the “Collateral”). The Pledge Agreement also provides for a continuing security interest in the Collateral and that Bank of Texas, N.A. as the Collateral Agent is the duly appointed attorney-in-fact of Operating LLC. The Collateral Agent may take all action deemed reasonably necessary for the maintenance, preservation and protection of the Collateral and the security interest therein until such time that all of Operating LLC’s obligations under the Credit Agreement are fulfilled, terminated or otherwise expired. If under the Credit Agreement an event of default shall have occurred and is continuing, the Collateral Agent may enforce certain rights and remedies, including, but not limited to the sale of the Collateral, the transfer of all or part of the Collateral to the Collateral Agent or its nominee and/or the execution of all endorsements, assignments, stock powers and other instruments of conveyance or transfer with respect to all or part of the Collateral.

      On April 24, 2004, Operating LLC entered into the First Amendment to the Credit Agreement for the purpose of forming certain subsidiaries to enhance Operating LLC’s state and local tax benefits.

      The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Operating LLC was in compliance with all covenants at March 31, 2004.

      Other than the Company’s encumbrance of its 50% membership interest in Holding LLC and its indemnification of the Collateral Agent as set forth in the Pledge Agreement, the Company has incurred no obligations under the Credit Agreement, nor does it act as guarantor of the obligations of Operating LLC or any other guarantor or other entity thereunder.

6.	Senior Notes Due 2006

      The Senior Notes are currently held by AREH. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Senior Notes (the “Indenture”), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Indenture contains certain covenants limiting the Company with respect to the following: (i) asset sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries; (viii) mergers and consolidations; and (ix) transactions with affiliates. The Company was in compliance with these covenants at March 31, 2004.

7.	Income Taxes

      At December 31, 2003, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $58 million which begin expiring in 2009. Utilization of approximately $0.2 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company and its predecessors. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, the Company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $25.9 million and $24.3 million as of December 31, 2003 and March 31, 2004, respectively. The Company reduced the valuation allowance by $5.1 million in 2003. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company’s ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

8.	Contingencies

      On July 7, 2003, the Company filed a request with the American Arbitration Association for dispute resolution of a claim in the amount of $21,000 against Osprey Petroleum Company, Inc. (“Osprey”) arising out of Osprey’s failure to post bond for certain plugging and abandonment liabilities associated with oil and gas properties sold by the Company to Osprey in September 2000. Osprey has counterclaimed against the Company and its affiliates (NEG Holding LLC and NEG Operating LLC) in an amount up to $15 million, alleging fraud and breach of contract related to the sale of such oil and gas properties. The Purchase and Sale Agreement transferring the properties from the Company to Osprey provides for dispute resolution through binding arbitration utilizing arbitrator(s) experienced in oil and gas transactions. The exclusive venue for any such arbitration is in Dallas, Texas, and the binding, nonappealable judgment by the arbitrator(s) may be entered in any court having competent jurisdiction.

      The Company will vigorously defend against the Osprey counterclaim, which the Company believes to be without merit. It is the Company’s belief that the ultimate resolution of the arbitration will not have a material adverse effect on the Company’s financial condition or results of operations.

9.	Charter Amendment

      On September 9, 2003, following the approval of an amendment to the Company’s Restated Certificate of Incorporation by the shareholders of the Company and as permitted under the Company’s Amended and Restated Certificate of Incorporation, the Board of Directors approved a request to transfer 49.9% of the outstanding common stock of the Company held by certain affiliates of Carl C. Icahn to AREH. On October 2, 2003, the effective date of such transfer, AREH acquired 5,584,044 shares of common stock of the Company and $148,637,000 in aggregate principal amount of outstanding Senior Notes due 2006 of the

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company, from entities affiliated with Carl C. Icahn. As a result of the foregoing transactions and, following AREH’s acquisition of 13,780 additional shares of the Company’s common stock on the open market prior to closing of such transaction, AREH beneficially owns 50.01% of the issued and outstanding common stock of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Company’s Financial Statements and “Selected Financial Data” and respective notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion only represents the best present assessment by management of the Company.

Introduction

      The Company was incorporated under the laws of the State of Delaware on November 20, 1990. Effective June 11, 1991, Big Piney Oil and Gas Company and VP Oil, Inc. merged with and into the Company. On August 29, 1996, Alexander Energy Corporation was merged with and into a wholly-owned subsidiary of the Company, which subsidiary was merged with and into the Company on December 31, 1996. The Company is engaged in the business of managing the exploration, development, production and operations of natural gas and oil properties, primarily located in Texas, Oklahoma and Louisiana (both onshore and in the Gulf of Mexico). The Company’s headquarters is located in Dallas, Texas.

Ownership and Control of Outstanding Stock

      American Real Estate Holdings L.P. (“AREH”) owns 50.01% of the outstanding common stock of the Company at December 31, 2003. Also, the general partner of AREH, American Property Investors, Inc. (“API”) is an entity indirectly wholly owned by Carl C. Icahn. As such, the Company may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of the Company’s Board of Directors have affiliations with various affiliates of AREH, including American Real Estate Partners, LLP (“AREP”), which owns a 99% interest in AREH, Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), API, High Coast Limited Partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J. Mitchell is an employee of affiliates of Arnos and High River. Mr. Jack G. Wasserman is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, that are no less favorable to the Company than could be obtained from unrelated parties.

Background and Recent Developments

      On February 11, 1999, the Bankruptcy Court entered an involuntary petition placing the Company under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Proceeding”). On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming the Plan of Reorganization jointly proposed by the Company and the official committee of unsecured creditors, which Plan of Reorganization became effective on August 4, 2000. The Bankruptcy Court issued a final decree closing the case effective December 13, 2001. Accordingly, the Company has effectively settled all matters relating to the Bankruptcy Proceeding.

Holding LLC

      As mandated by the Plan of Reorganization and the Bankruptcy Court, Holding LLC was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million. In exchange for its initial 50% membership interest in Holding LLC, Gascon, an entity owned or controlled by Carl C. Icahn, contributed (i) its sole membership interest in Shana National LLC, an oil and natural gas producing company, (ii) cash of $75.2 million, and (iii) a $10.9 million revolving note evidencing borrowings under the Company’s revolving credit facility issued to Arnos. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in

Operating LLC. Holding LLC is governed by the Holding LLC Operating Agreement, which provides for management of Holding LLC by Gascon. All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon’s contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, effective as of May 1, 2001.

      The assets contributed by the Company to Holding LLC were current assets of $11.5 million, net oil and natural gas assets of $85.0 million and other assets of $4.8 million. The liabilities assumed by Holding LLC were current liabilities of $4.2 million, an intercompany payable to Gascon of $4.8 million and long-term liabilities of $1.0 million.

The Holding LLC Operating Agreement

      Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to the Company and Gascon shall be made in the following order:

1. Guaranteed Payments are to be paid to the Company, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Mr. Carl C. Icahn, including the amount of the Company’s Senior Notes. As of March 31, 2004, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

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

5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of the Company’s and Gascon’s respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement).

      It is anticipated that the Priority Amount will be used by the Company to pay off the Company’s indebtedness (currently held by entities owned or controlled by Carl C. Icahn). The Guaranteed Payments are expected to be sufficient to make the interest payments on the Company’s Senior Notes. Because of the substantial uncertainty that the Company will receive any distributions in addition to the Priority Amount and the Guaranteed Payments, the Company accounts for its investment in Holding LLC as a preferred investment. Guaranteed Payments received and receipt of the Priority Amount are recorded as reductions in the investment and income is recognized from accretion of the investment (based on the interest method) up to the Priority Amount, including the Guaranteed Payments, and the Company’s remaining carrying value of the investment in Holding LLC will be valued at zero. The Company’s membership interest in Holding LLC is governed by the terms of the Holding LLC Operating Agreement and is not affected by the accretion of the investment. Cash receipts, if any, after the Priority Amount and the Guaranteed Payments will be reported in income as earned.

      The Holding LLC Operating Agreement further contains a provision that allows Gascon, or its successor, at any time, in its sole discretion, to redeem the Company’s membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. A determination of the fair market value of such assets shall be made by an independent third party jointly engaged by Gascon and the Company. Since all of the Company’s operating assets and oil and natural gas properties have been contributed to Holding LLC, following such a redemption, the Company’s principal assets would consist solely of its cash balances. In the event that such redemption right is exercised by Gascon and there is a subsequent liquidation and distribution of the proceeds, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds could be made to the Company’s shareholders. Following the payment of the Company’s indebtedness, including the outstanding balance of $148.6 million relating to the Company’s Senior Notes and its operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to the Company’s shareholders. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.

The Operating LLC Management Agreement

      The management and operation of Operating LLC is being undertaken by the Company pursuant to the Management Agreement which the Company has entered into with Operating LLC. However, neither the Company’s officers nor directors will control the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company’s employees will conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company’s Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company’s management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted. However, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence or misconduct. The Company recorded $1.5 million as a management fee for the three month period ended March 31, 2004.

The Reorganized Company

      As a result of the foregoing transactions and as mandated by the Plan of Reorganization effective May 12, 2001, the Company’s principal assets were its remaining cash balances, accounts receivable from affiliates, deferred tax asset and its initial 50% membership interest in Holding LLC, and its principal liabilities were the $10.9 million outstanding under its existing $25 million revolving credit facility with Arnos and its Senior Notes and long-term interest payable on Senior Notes. None of the Company’s employees have been transferred to Holding LLC or Operating LLC. The Company remains highly leveraged following confirmation of the Plan of Reorganization and entry of the final decree closing the Bankruptcy Proceeding. Further, as a result of the terms and conditions of the various agreements related to the repayment of the Company’s indebtedness to Arnos and repayment of the Priority Amount and the Guaranteed Payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no proceeds remaining for distribution to the Company’s shareholders.

Senior Notes/ Charter Amendment

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

      On September 9, 2003, following the approval of an amendment to the Company’s Restated Certificate of Incorporation by the shareholders of the Company and as permitted under the Company’s Amended and Restated Certificate of Incorporation, the Board of Directors approved a request to transfer 49.9% of the outstanding common stock of the Company held by certain affiliates of Carl C. Icahn to AREH. On October 2, 2003, the effective date of such transfer, AREH acquired 5,584,044 shares of common stock of the Company and $148,637,000 in aggregate principal amount of outstanding Senior Notes due 2006 of the Company, from entities affiliated with Carl C. Icahn. As a result of the foregoing transaction and, following AREH’s acquisition of 13,780 additional shares of the Company’s common stock on the open market prior to closing of such transaction, AREH beneficially owns 50.01% of the issued and outstanding common stock of the Company.

The TTG Management Agreement

      On August 28, 2003, the Company entered into the TTG Management Agreement whereby the Company manages TTG. The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the TTG Plan. Affiliates of Mr. Icahn own in excess of 90% of TTG. TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, President and CEO, and Vice President, Secretary and General Counsel of the Company, respectively, have been appointed to the TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation.

      The TTG Management Agreement provides that the Company shall be responsible for and have authority with respect to all of the day-to-day management of TTG’s business but shall not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for the Company’s services in managing the TTG business, the Company shall receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG, (ii) upon 90 days prior written notice by the Company, (iii) upon 30 days following any day where High River designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court. The Company recorded $1.2 million as a management fee for the three month period ended March 31, 2004.

Credit Facility

      On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the Company’s revolving credit facility as a distribution of Priority Amount to the Company, thereby canceling all outstanding balances due under the credit facility. Also, on March 26, 2003 the Company, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC which, thereafter, made a $40.5 million distribution of Priority Amount and a $2.3 million Guaranteed Payment to the Company. The Company utilized these funds to pay the entire amount of the long-term interest on the Senior Notes and interest accrued thereon outstanding on March 27, 2003.

      On December 29, 2003, Operating LLC entered into the Credit Agreement with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents. The Credit Agreement provides for a loan commitment amount of up to $100 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). As a condition to the closing of the Credit Agreement, the lenders required that Operating LLC terminate its secured loan arrangement with Arnos. At the closing of the Credit Agreement, Operating LLC borrowed $43.8 million to repay $42.9 million owed by Operating LLC to Arnos under the secured loan arrangement which was then terminated and to pay administrative fees in connection with this borrowing. As a condition to the lenders obligations under the Credit Agreement, the lenders required that the Company, Gascon, Holding LLC and Operating LLC execute and deliver at the closing certain related agreements. (See Note 5 to the Company’s Financial Statements included elsewhere herein).

Results of Operations

Three Months Ended March 31, 2003, Compared with Three Months Ended March 31, 2004

      Revenues. Total revenues decreased $0.1 million to $10.5 million for the three months ended March 31, 2004 from $10.6 million for the same period in 2003. Total revenues decreased due to the decrease in accretion of investment in Holding LLC as a result of the Priority Amount distributions received from Holding LLC in March 2003 partially offset by increased management fees from the TTG Management Agreement.

      General and administrative costs increased $0.7 million to $2.4 million for the three months ended March 31, 2004 from $1.7 million for the same period in 2003.

      Other Income and Expenses. Interest expense decreased $1.2 million to $3.5 million for the three months ended March 31, 2004 from $4.7 million for the same period in 2003. This decrease was due primarily to the repayment of the long-term interest payable on March 27, 2003 and the canceling of the note outstanding under the Company’s revolving credit facility. The weighted average interest rate for the three months ended March 31, 2004 was 9.38% compared to 9.27% for the same period in 2003.

      Income Taxes. As of December 31, 2003, the Company estimates it has net operating loss carryforwards available for federal income tax purposes of approximately $58 million which begin expiring in 2009. The Company recorded a deferred tax asset of $25.9 million and $24.3 million as of December 31, 2003 and March 31, 2004, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company’s ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. The Company recorded deferred income tax expense of $1.6 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

Three Months Ended March 31, 2003, Compared with Three Months Ended March 31, 2004

      Net cash provided by operating activities was $0.3 million for 2004, compared to net cash used in operating activities of $42.7 million for 2003. The increase in cash flows provided by operating activities is primarily due to the reduced interest expense as a result of the repayment of the long-term interest payable.

      Net cash provided by financing activities was $42.8 million for 2003 and consisted of the $40.5 million Priority Amount distribution and the $2.3 million Guaranteed Payment received from Holding LLC. There were no financing activities for the three months ended March 31, 2004.

      There was no cash used in or provided by investing activities for the three months ended March 31, 2003 or 2004.

      The Guaranteed Payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006. The fees received under the Management Agreement and the TTG Management Agreement are expected to be sufficient to fund the Company’s operations. While there is no assurance, the Company currently anticipates the distributions of the Priority Amount will be sufficient to repay the Senior Notes due 2006. The Company cannot be assured that Holding LLC will have sufficient cash to make the distribution of Priority Amount in 2006.

Future Capital and Financing Requirements

      Although the Company is highly leveraged following confirmation of the Plan of Reorganization, the Company expects that cash flows from Guaranteed Payments, Priority Amount distributions and management fees will be sufficient to fund its operations and debt service. However, no assurances can be given that Holding LLC will generate sufficient cash flows to make these payments and in that event, the Company would not be able to meet its obligations.

      The Senior Notes are currently held by AREH. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Senior Notes (the “Indenture”), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

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

      The following table is a summary of contractual obligations as of March 31, 2004.

		Less Than	One-Three	Three-Five	After Five
	Total	One Year	Years	Years	Years

Senior Notes	$148,637,000	$—	$148,637,000	$—	$—
Interest payments	46,603,894	15,978,478	30,625,416	—	—
Rent	2,384,512	596,128	1,192,256	596,128	—

Recent Accounting Pronouncements

      In December 2003, the FASB issued Interpretation No. 46 (revised December 2003). “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. The Company’s interests in, and related management arrangements associated with Holding LLC constitute variable interests in variable interest entities under FIN 46R. After review, the Company has concluded it is not the primary beneficiary of Holding LLC as defined by FIN 46R, and accordingly is not required to consolidate Holding LLC.

Inflation

      Although certain of the Company’s costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company’s results of operations during the three months ended March 31 2003 and 2004.

Off Balance Sheet Arrangements

      The Company has no off balance sheet financing arrangements.

Item 4.	Controls and Procedures

      In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change occurred in the Company’s internal controls concerning financial reporting (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      On July 7, 2003, the Company filed a request with the American Arbitration Association for dispute resolution of a claim in the amount of $21,000 against Osprey Petroleum Company, Inc. (“Osprey”) arising out of Osprey’s failure to post bond for certain plugging and abandonment liabilities associated with oil and gas properties sold by the Company to Osprey in September 2000. Osprey has counterclaimed against the Company and its affiliates (NEG Holding LLC and NEG Operating LLC) in an amount up to $15 million, alleging fraud and breach of contract related to the sale of such oil and gas properties. The Purchase and Sale Agreement transferring the properties from the Company to Osprey provides for dispute resolution through binding arbitration utilizing arbitrator(s) experienced in oil and gas transactions. The exclusive venue for any such arbitration is in Dallas, Texas, and the binding, nonappealable judgment by the arbitrator(s) may be entered in any court having competent jurisdiction.

      The Company will vigorously defend against the Osprey counterclaim, which the Company believes to be without merit. It is the Company’s belief that the ultimate resolution of the arbitration will not have a material adverse effect on the Company’s financial condition or results of operations.

      With respect to certain claims of the Company against Enron North America Corp. relating to the oil and natural gas properties contributed to Holding LLC, a representative of the Company has been appointed to the official committee of unsecured creditors in the Enron bankruptcy proceeding, and the Company has filed a claim for damages in that bankruptcy proceeding. This claim represented a hedge against future oil and natural gas prices and did not reflect a cash gain or loss. Any recoveries from Enron North America Corp. will become the property of Operating LLC as a result of the LLC Contribution.

      Other than routine litigation incidental to its business operations which are not deemed by the Company to be material, there are no additional legal proceedings in which the Company nor Operating LLC, is a defendant.

      The Company’s Plan of Reorganization became effective August 4, 2000 and the Bankruptcy Court issued a final decree effective December 13, 2001 closing the case.

Item 2-5.	None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

      (b) Reports on Form 8-K

      On January 14, 2004, the Company filed a Form 8-K disclosing under Item 5 that on December 29, 2003, NEG Operating LLC entered into a Credit Agreement with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ENERGY GROUP, INC

By: /s/ BOB G. ALEXANDER

Bob G. Alexander
President and Chief Executive Officer

May 17, 2004

By: /s/ RANDALL D. COOLEY

Randall D. Cooley
Vice President and Chief Financial Officer

May 17, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated May 12, 2000(9)
2.2	Debtor’s and Official Committee of Unsecured Creditors Joint Disclosure Statement under Section 1125 of the Bankruptcy Code Regarding Debtor’s and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated May 12, 2000(9)
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(10)
3.2	By-laws of the Company(2)
3.3	Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003(16)
4.1	Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the ‘Guarantor‘), formerly NEG-OK, and Bank One, Columbus, N.A.(3)
4.2	Indenture dated August 21, 1997, among the Company and Bank One, N.A.(6)
4.3	Instrument of Resignation, Appointment and Acceptance, dated October 23, 1998, between the Company, Bank One, N.A. and Norwest Bank Minnesota, N.A.(8)
10.5	Restated Loan Agreement dated August 29, 1996 among Bank One and Credit Lyonnais New York Branch (‘Credit Lyonnais‘) and the Company, NEG-OK and Boomer Marketing Corporation (‘Boomer‘)(1)
10.6	$50,000,000 Revolving Note dated August 29, 1996 payable to Bank One(1)
10.7	$50,000,000 Revolving Note dated August 29, 1996 payable to Credit Lyonnais(1)
10.8	Assignment of $50,000,000 Revolving Note to Arnos Corp. from Bank One, Texas, N.A.(8)
10.9	Assignment of $50,000,000 Revolving Note to Arnos Corp. from Credit Lyonnais New York Branch(8)
10.10	Unlimited Guaranty of NEG-OK dated August 29, 1996 for the benefit of Bank One(1)
10.11	Unlimited Guaranty of NEG-OK, dated August 29, 1996 for the benefit of Credit Lyonnais(1)
10.12	Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Bank One(1)
10.13	Unlimited Guaranty of Boomer dated August 29, 1996 for the benefit of Credit Lyonnais(1)
10.14	First Amendment to Restated Loan Agreement dated October 31, 1996 among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer(3)
10.15	Second Amendment to Restated Loan Agreement dated October 31, 1996, among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer(5)
10.16	Third Amendment to Restated Loan Agreement dated October 31, 1996, among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer(5)
10.17	Fourth Amendment to Restated Loan Agreement dated October 31, 1996, among Bank One and Credit Lyonnais and the Company, Guarantor and Boomer(7)
10.18	Multi-State Assignment Agreement dated December 22, 1998 between Bank One, Texas, N.A., Credit Lyonnais New York Branch and Arnos Corp.(8)
10.19	Multi-State Assignment Agreement, LaFourche Parish, Louisiana, dated December 22, 1998, between Bank One, Texas, N.A., Credit Lyonnais New York Branch and Arnos Corp.(8)
10.20	Multi-State Assignment Agreement, Iberville Parish, Louisiana, dated December 22, 1998, between Bank One, Texas, N.A., Credit Lyonnais New York Branch and Arnos Corp.(8)
10.21	Oklahoma Assignment Agreement, dated December 22, 1998, between Bank One, Texas, N.A., Credit Lyonnais New York Branch and Arnos Corp.(8)
10.27	Fifth Amendment to Restated Loan Agreement dated August 1, 2001, among the Company and Arnos Corp.(13)
10.28	Debt Purchase Agreement dated August 1, 2001 between the Company and High River Limited Partnership.(13)

Exhibit
Number	Description

10.29	Debt Purchase Agreement dated August 1, 2001 between the Company and High Coast Limited Partnership.(13)
10.30	Debt Purchase Agreement dated August 1, 2001 between the Company and High River Limited Partnership.(11)
10.31	Debt Purchase Agreement dated August 1, 2001 between the Company and High Coast Limited Partnership.(11)
10.32	NEG Holding LLC Operating Agreement dated May 1, 2001 between the Company and Gascon Partners.(12)
10.33	NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(12)
10.34	Shana National LLC Amended and Restated Operating Agreement dated September 12, 2001 executed by NEG Operating LLC.(12)
10.35	Management Agreement dated September 12, 2001 between the Company and NEG Operating LLC.(12)
10.36	Master Conveyance dated September 12, 2001 executed by the Company in favor of NEG Holding LLC.(12)
10.37	Master Conveyance dated September 12, 2001 executed by Gascon Partners in favor of NEG Holding LLC.(12)
10.38	Master Conveyance dated September 12, 2001 executed by NEG Holding LLC in favor of NEG Operating LLC.(12)
10.39	Master Conveyance dated September 12, 2001 executed by Shana Petroleum Company in favor of Gascon Partners.(12)
10.40	Master Conveyance dated September 12, 2001 executed by Shana Petroleum Company in favor of Shana National LLC.(12)
10.41	Final Decree of Bankruptcy Court(14)
10.42	Sixth Amendment to Restated Loan Agreement dated December 15, 2001, among the Company and Arnos Corp.(15)
10.43	Assignment of Restated Loan Agreement dated March 26, 2003, among Arnos Corp., the Company and NEG Operating LLC.(15)
10.44	Seventh Amendment to Restated Loan Agreement dated March 26, 2003, among Arnos Corp. and NEG Operating LLC.(15)
10.45	Management Agreement with TransTexas Gas Corporation dated August 28, 2003(16)
10.46	Credit Agreement dated as of December 29, 2003 among NEG Operating LLC, Certain Commercial Lending Institutions, Mizuho Corporate Bank, Ltd., Bank of Texas N.A., and the Bank of Nova Scotia(17)
10.47	Security Agreement dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(17)
10.48	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(17)
10.49	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by National Energy Group, Inc. in favor of Bank of Texas, N.A.(17)
10.50	Code of Business Conduct and Ethics Adopted March 24, 2004(18)
10.51	First Amendment to the Credit Agreement dated April 5, 2004 among NEG Operating LLC, certain commercial lending institutions, Mizuho Corporate Bank LTD, Bank of Texas N.A. and the Bank of Nova Scotia(19)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(19)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(19)

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(19). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be ‘filed‘.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(19). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be ‘filed‘.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 29, 1996.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33-38331), dated April 3, 1991.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(6)	Incorporated by reference to the Company’s Form S-4 (No. 333-38075), filed October 16, 1997.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2001.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2003.

(17)	Incorporated by reference to the Company’s Form 8-K filed December 29, 2003.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(19)	Filed herewith.