Form 10-Q
period 2004-06-30
NATIONAL ENERGY GROUP INC
filed 2004-08-13
CIK 870756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-19136 (Common Stock)

National Energy Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-1922764
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐

      11,190,650 shares of the registrant’s Common Stock, $0.01 par value, were outstanding on August 13, 2004.

NATIONAL ENERGY GROUP, INC.

INDEX

		Page
		Numbers

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets at December 31, 2003 and June 30, 2004 (Unaudited)	2
	Statements of Operations for the three months and six months ended June 30, 2003 and 2004 (Unaudited)	3
	Statements of Cash Flows for the six months ended June 30, 2003 and 2004 (Unaudited)	4
	Statement of Changes in Stockholders’ Deficit for the six months ended June 30, 2004 (Unaudited)	5
	Notes to Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2-3.	None	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	None	23
Item 6.	Exhibits and Reports on Form 8-K	23
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

NATIONAL ENERGY GROUP, INC.

BALANCE SHEETS

	December 31,	June 30,
	2003	2004

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,158,816	$3,512,159
Accounts receivable — other	549,998	389,370
Accounts receivable — affiliates	411,731	493,855
Other	268,029	214,102

Total current assets	4,388,574	4,609,486
Investment in Holding LLC	69,346,495	77,480,772
Deferred tax assets	25,949,007	22,783,876

Total assets	$99,684,076	$104,874,134

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable — trade	$26,943	$83,827
Accrued interest on senior notes	2,663,080	2,663,080

Total current liabilities	2,690,023	2,746,907
Long term liabilities:
Senior notes	148,637,000	148,637,000
Deferred gain on senior note redemption	5,774,604	4,755,556
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value:
Authorized shares — 15,000,000 at December 31, 2003 and June 30, 2004; Issued and outstanding shares — 11,190,650 at December 31, 2003 and June 30, 2004	111,907	111,907
Additional paid-in capital	123,020,121	123,020,121
Accumulated deficit	(180,549,579)	(174,397,357)

Total stockholders’ deficit	(57,417,551)	(51,265,329)

Total liabilities and stockholders’ deficit	$99,684,076	$104,874,134

See accompanying notes to financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(Unaudited)
Revenues:
Accretion of Investment in Holding LLC	$6,700,904	$8,219,372	$15,451,224	$16,123,516
Management fee	2,006,344	2,860,567	3,879,682	5,479,130

Total revenue	8,707,248	11,079,939	19,330,906	21,602,646
Cost and expenses:
General and administrative	1,875,614	2,749,550	3,587,989	5,180,435

Total costs and expenses	1,875,614	2,749,550	3,587,989	5,180,435

Operating income	6,831,634	8,330,389	15,742,917	16,422,211
Other income (expense):
Interest expense	(3,485,118)	(3,485,096)	(8,144,737)	(6,970,191)
Interest income and other, net	8,489	8,130	16,687	13,491

Income before income taxes	3,355,005	4,853,423	7,614,867	9,465,511
Income tax expense	(1,174,252)	(1,698,698)	(2,665,233)	(3,313,289)

Net income	$2,180,753	$3,154,725	$4,949,634	$6,152,222

Earnings per common share:
Net income per common share	$.19	$.28	$.44	$.55

Weighted average number of common shares outstanding	11,190,650	11,190,650	11,190,650	11,190,650

See accompanying notes to financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2004

	(Unaudited)
Operating Activities:
Net income	$4,949,634	$6,152,222
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of Investment in Holding LLC	(15,451,224)	(16,123,516)
Deferred gain amortization	(1,019,048)	(1,019,048)
Deferred income tax expense	2,665,233	3,165,131
Changes in operating assets and liabilities:
Accounts receivable	2,633	78,504
Other current assets	57,423	53,927
Accounts payable and accrued liabilities	(41,662,138)	56,884

Net cash used in operating activities	(50,457,487)	(7,635,896)

Financing Activities:
Priority Amount from Holding LLC	40,506,071	—
Guaranteed Payment from Holding LLC	10,239,545	7,989,239

Net cash provided by financing activities	50,745,616	7,989,239

Increase in cash and cash equivalents	288,129	353,343
Cash and cash equivalents and beginning of period	3,477,250	3,158,816

Cash and cash equivalents at end of period	$3,765,379	$3,512,159

Supplemental cash flow information:
Interest paid in cash	$50,860,483	$7,989,239

Non-cash financing and investing activities:
Distribution of note from Holding LLC	$10,939,750	$—

See accompanying notes to financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Total
			Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit

	(Unaudited)
Balance at December 31, 2003	11,190,650	$111,907	$123,020,121	$(180,549,579)	$(57,417,551)
Net income	—	—	—	6,152,222	6,152,222

Balance at June 30, 2004	11,190,650	$111,907	$123,020,121	$(174,397,357)	$(51,265,329)

See accompanying notes to financial statements.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

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

      As mandated by the Plan of Reorganization and the Bankruptcy Court, NEG Holding LLC (“Holding LLC”), a Delaware limited liability company, was formed in August 2000. In exchange for an initial 50% membership interest in Holding LLC, on September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million (the “LLC Contribution”). In exchange for its initial 50% membership interest in Holding LLC, Gascon Partners, (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed (i) its sole membership interest in Shana National LLC, an oil and natural gas producing company, (ii) cash of $75.2 million, and (iii) a $10.9 million revolving note, evidencing the borrowings under the Company’s revolving credit facility issued to Arnos Corp. (“Arnos”), an entity owned or controlled by Carl C. Icahn. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in NEG Operating LLC (“Operating LLC”), a Delaware limited liability company. Holding LLC is governed by an operating agreement, effective as of May 1, 2001, which provides for the management and control of Holding LLC by Gascon (the “Holding LLC Operating Agreement”). All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon’s contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, effective as of May 1, 2001. American Real Estate Holding L.P. (“AREH”) owns 50.01% of the issued and outstanding common stock of the Company. AREH is a wholly-owned subsidiary of American Real Estate Partners, LP, (“AREP”) a limited partnership whose units are traded on the New York Stock Exchange. The general partner of AREP is American Property Investors, Inc. (“API”). Carl C. Icahn owns, directly or indirectly, approximately 86% of the AREP’s outstanding units.

      The assets contributed by the Company to Holding LLC were current assets of $11.5 million, net oil and natural gas assets of $85.0 million and other assets of $4.8 million. The liabilities assumed by Holding LLC were current liabilities of $4.2 million, intercompany payable to Gascon of $4.8 million and long-term liabilities of $1.0 million.

      The Holding LLC Operating Agreement contains a provision that allows Gascon, or its successor, at any time, in its sole discretion, to redeem the Company’s membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. A determination of the fair market value of such assets shall be made by an independent third party jointly engaged by Gascon and the Company. Since all of the Company’s operating assets and oil and natural gas properties have been contributed to Holding LLC, following such a redemption, the Company’s principal assets would consist solely of its cash balances. In the event that such redemption right is

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

exercised by Gascon, the Company may be obligated to use the proceeds that it would receive for its redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to the Company’s stockholders. Following the payment of the Company’s indebtedness (currently held by entities owned or controlled by Carl C. Icahn) and its operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to the Company’s stockholders. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.

      As a result of the foregoing transactions and as mandated by the Plan of Reorganization, effective September 12, 2001, the Company’s principal assets were its remaining cash balances, accounts receivable from affiliates, deferred tax asset, and its initial 50% membership interest in Holding LLC, and its principal liabilities were the $10.9 million outstanding under its existing $100 million revolving credit facility with Arnos, its 10 3/4% Senior Notes (“Senior Notes”) and long-term interest payable on Senior Notes. None of the Company’s employees were transferred to Holding LLC or Operating LLC.

      As a result of the terms and conditions of the various agreements related to the repayment of the Company’s indebtedness to Arnos and repayment of the Priority Amounts and the Guaranteed Payments (plus accrued interest thereon) (as such terms are defined below) to Gascon, there is a substantial risk that there will be no proceeds remaining for distribution to the Company’s stockholders.

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

      The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. The Company’s interests in, and related management arrangements associated with Holding LLC constitute variable interests in a variable interest

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

entity under FIN 46R; however, the Company is not the primary beneficiary of Holding LLC as defined by FIN 46R. Accordingly the Company does not consolidate Holding LLC.

3.	Management Agreements

      The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the “Management Agreement”) which the Company has entered into with Operating LLC. However, neither the Company’s officers nor directors will control the strategic direction of Operating LLC’s oil and natural gas business including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company’s employees will conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC. The Management Agreement provides that the salary of the Company’s Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company’s management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence or misconduct. The Company recorded $1.7 million and $3.2 million as a management fee related to Operating LLC for the three and six month periods ended June 30, 2004.

      On August 28, 2003, the Company entered into an agreement (the “TTG Management Agreement”) to manage TransTexas Gas Corporation (“TTG”). The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP (“Thornwood”), an entity affiliated with Carl C. Icahn, the Company’s largest stockholder. Affiliates of Mr. Icahn own all of the outstanding stock of TTG. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the TTG Plan of Reorganization, effective August 29, 2003 (the “TTG Plan”). TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, President and CEO, and Vice President, Secretary and General Counsel of the Company, respectively, have been appointed to the TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation.

      The TTG Management Agreement provides that the Company shall be responsible for and have authority with respect to all of the day-to-day management of TTG’s business but shall not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for the Company’s services in managing the TTG business, the Company shall receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG, (ii) upon 90 days prior written notice by the Company, (iii) upon 30 days following any day where High River Limited Partnership (also affiliated with Thornwood) designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court. The Company recorded $1.2 million and $2.3 million as a management fee related to TTG for the three and six month periods ended June 30, 2004.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Investment in Holding LLC

      As explained below, the Company’s investment in Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

      Under the Holding LLC Operating Agreement, the Company is to receive guaranteed payments (“Guaranteed Payments”) in addition to a priority distribution amount of $202.2 million (“Priority Amount”) before Gascon receives any monies. The Priority Amount balance is $148.6 million as of June 30, 2004 and is to be paid on or before November 1, 2006. Guaranteed Payments are to be paid, on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding Priority Amount. After the payments to the Company, Gascon is to receive distributions equivalent to the Priority Amount and Guaranteed Payments plus other amounts as defined. Following the above distributions to the Company and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. Because of the substantial uncertainty that the Company will receive any distributions above the Priority Amount and Guaranteed Payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment, and the residual interest attributable to the investment in Holding LLC is valued at zero. Upon payment of the Priority Amount in 2006, the Company’s carrying value of the investment in Holding LLC will be zero.

      At inception (September 12, 2001), the Company recorded the investment in Holding LLC at the historical cost of the oil and gas properties contributed into Holding LLC (in exchange for Holding LLC’s obligation to pay the Company the Priority Amount and Guaranteed Payments). Subsequently, the Company accretes its investment in Holding LLC from the initial investment recorded up to the Priority Amount, including the Guaranteed Payments, at the implicit rate of interest, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the preferred investment. The preferred investment is evaluated quarterly for other than temporary impairment.

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

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following is a summary balance sheet of Holding LLC as of December 31, 2003 and June 30, 2004.

	December 31,	June 30,
	2003	2004

Current assets	$33,415,283	$26,248,525
Net oil and natural gas properties (full-cost method)	184,807,758	204,540,153
Net other property and equipment	1,091,797	996,980
Other long-term assets	4,489,500	6,828,459

Total assets	$223,804,338	$238,614,117

Current liabilities	$14,253,452	$20,411,540
Long-term liabilities	48,513,515	56,129,275
Members’ equity	161,037,371	162,073,302

Total liabilities and members’ equity	$223,804,338	$238,614,117

      The following is a summary income statement for Holding LLC for the six months ended June 30, 2003 and 2004.

	2003	2004

Total revenues	$33,135,078	$32,366,262
Total cost and expenses	(23,623,749)	(22,393,064)

Operating income	9,511,329	9,973,198
Interest income and other	(1,039,968)	(948,027)

Income before cumulative effect of change in accounting principle	8,471,361	9,025,171
Cumulative effect of change in accounting principle	1,911,705	—

Net income	$10,383,066	$9,025,171

      For the six month period ended June 30, 2004, Holding LLC generated cash flows of $30.9 million from operating activities, used $39.3 million in investing activities and used $0.4 million in financing activities. Audited financial statements for Holding LLC will be prepared and included in the Company’s Form 10-K for the year ending December 31, 2004.

      The following is a rollforward of the Investment in Holding LLC as of June 30, 2004:

Investment in Holding LLC at December 31, 2003	$69,346,495
Accretion of investment in Holding LLC	16,123,516
Guaranteed Payment from Holding LLC	(7,989,239)

Investment in Holding LLC at June 30, 2004	$77,480,772

      The Holding LLC Operating Agreement requires that distributions shall be made to both the Company and Gascon as follows:

1. Guaranteed Payments are to be paid to the Company, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Carl C. Icahn, including the amount of the Company’s 10.75% Senior Notes. As of June 30, 2004, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of the Company’s and Gascon’s respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement)

      On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the Company’s revolving credit facility with Arnos as a Priority Amount to the Company, thereby canceling the note. Also, on March 26, 2003, the Company, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC who, thereafter, made a $40.5 million Priority Amount distribution and a $2.3 million Guaranteed Payment to the Company.

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

      On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the Company’s revolving credit facility with Arnos as a distribution of Priority Amount to the Company, thereby canceling the note. Also, on March 26, 2003, the Company, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC who, thereafter, made a $40.5 million distribution of Priority Amount and a $2.3 million Guaranteed Payment to the Company. The Company utilized these funds to pay the entire amount of the long-term interest payable on the Senior Notes and interest accrued thereon outstanding on March 27, 2003. The Arnos facility was canceled on December 29, 2003 in conjunction with execution of the Mizuho Corporate Bank Ltd. (Mizuho) credit agreement described below.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      At Operating LLC’s option, interest on borrowings under the Credit Agreement bear interest at a rate based upon either the prime rate or the LIBOR rate plus, in each case, an applicable margin that, in the case of prime rate loans, can fluctuate from 0.75% to 1.50% per annum, and, in the case of LIBOR rate loans, can fluctuate from 1.75% to 2.50% per annum. Fluctuations in the applicable interest rate margins are based upon Operating LLC’s total usage of the amount of credit available under the Credit Agreement, with the applicable margins increasing as the Operating LLC’s total usage of the amount of the credit available under the Credit Agreement increases.

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

      The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

interest coverage, a current ratio, and a minimum tangible net worth. Operating LLC was in compliance with all covenants at June 30, 2004.

      Other than the Company’s encumbrance of its 50% membership interest in Holding LLC and its indemnification of the Collateral Agent as set forth in the Pledge Agreement, the Company has incurred no obligations under the Credit Agreement, nor does it act as guarantor of the obligations of Operating LLC or any other guarantor or other entity thereunder.

6.	Senior Notes Due 2006

      The Senior Notes are currently held by AREH. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and are due November 1, 2006. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Senior Notes (the “Indenture”), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

      The Indenture contains certain covenants limiting the Company with respect to the following: (i) asset sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries; (viii) mergers and consolidations; and (ix) transactions with affiliates. The Company was in compliance with these covenants at June 30, 2004.

7.	Income Taxes

      At December 31, 2003, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $58 million which begin expiring in 2009. Utilization of approximately $0.2 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company and its predecessors. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, the Company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $25.9 million and $22.8 million as of December 31, 2003 and June 30, 2004, respectively. The Company reduced the valuation allowance by $5.1 million in 2003. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company’s ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

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

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Ownership and Control of Outstanding Stock

      AREH owns 50.01% of the outstanding common stock of the Company at June 30, 2004. Also, the general partner of AREH, API is an entity indirectly wholly owned by Carl C. Icahn. As such, the Company may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of the Company’s Board of Directors have affiliations with various affiliates of AREH, including AREP, which owns a 99% interest in AREH, Arnos, High River Limited Partnership (“High River”), API, High Coast Limited Partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J. Mitchell is an employee of affiliates of Arnos and High River. Mr. Jack G. Wasserman is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, that are no less favorable to the Company than could be obtained from unrelated parties.

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

The Holding LLC Operating Agreement

      Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to the Company and Gascon shall be made in the following order:

1. Guaranteed Payments are to be paid to the Company, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Mr. Icahn, including the amount of the Company’s Senior Notes. As of June 30, 2004, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

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

      It is anticipated that the Priority Amount will be used by the Company to pay off the Company’s indebtedness (currently held by entities owned or controlled by Carl C. Icahn). The Guaranteed Payments are expected to be sufficient to make the interest payments on the Company’s Senior Notes. Because of the substantial uncertainty that the Company will receive any further distributions after receipt of the Priority Amount and the Guaranteed Payments, the Company accounts for its investment in Holding LLC as a preferred investment. Guaranteed Payments received and receipt of the Priority Amount are recorded as reductions in the investment and income is recognized from accretion of the investment (based on the interest method) up to the Priority Amount, including the Guaranteed Payments, and the Company’s remaining carrying value of the investment in Holding LLC will be valued at zero. The Company’s membership interest in Holding LLC is governed by the terms of the Holding LLC Operating Agreement and is not affected by the accretion of the investment. Cash receipts, if any, after the Priority Amount and the Guaranteed Payments will be reported in income as earned.

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

The Operating LLC Management Agreement

      The management and operation of Operating LLC is being undertaken by the Company pursuant to the Management Agreement which the Company has entered into with Operating LLC. However, neither the Company’s officers nor directors will control the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company’s employees will conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company’s Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company’s management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted. However, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence or misconduct. The Company recorded $1.7 million and $3.2 million as a management fee for the three and six month periods ended June 30, 2004.

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

The TTG Management Agreement

      On August 28, 2003, the Company entered into the TTG Management Agreement whereby the Company manages TTG. The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the TTG Plan. Affiliates of Mr. Icahn own all of the outstanding stock of TTG. TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, President and CEO, and Vice President, Secretary and General Counsel of the Company, respectively, have been appointed to the TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation.

      The TTG Management Agreement provides that the Company shall be responsible for and have authority with respect to all of the day-to-day management of TTG’s business but shall not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for the Company’s services in managing the TTG business, the Company shall receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG, (ii) upon 90 days prior written notice by the Company, (iii) upon 30 days following any day where High River designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court. The Company recorded $1.2 million and $2.3 million as a management fee for the three and six month periods ended June 30, 2004.

Credit Facility

      On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the Company’s revolving credit facility with Arnos as a distribution of Priority Amount to the Company, thereby canceling all outstanding balances due under the credit facility. Also, on March 26, 2003, the Company, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC which, thereafter, made a $40.5 million distribution of Priority Amount and a $2.3 million Guaranteed Payment to the Company. The Company utilized these funds to pay the entire amount of the long-term interest on the Senior Notes and interest accrued thereon outstanding on March 27, 2003.

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

Results of Operations

Three Months Ended June 30, 2003, Compared with Three Months Ended June 30, 2004

      Revenues. Total revenues increased $2.4 million (27.6%) to $11.1 million for the second quarter of 2004 from $8.7 million for the second quarter of 2003. Total revenues increased due to the increase in accretion of investment in Holding LLC and increased management fees from the TTG Management Agreement.

      General and administrative costs increased $0.8 million to $2.7 million for the second quarter of 2004 from $1.9 million for the second quarter of 2003. This increase is due to the increased costs associated with the TTG Management Agreement.

      Other Income and Expenses. Interest expense remained constant at $3.5 million for both the second quarter of 2004 and 2003. The weighted average interest rate for both of the three months ended June 30, 2004 and 2003 was 9.32%.

      Income Taxes. As of December 31, 2003, the Company estimates it has net operating loss carryforwards available for federal income tax purposes of approximately $58.0 million which begin expiring in 2009. The Company recorded a deferred tax asset of $25.9 million and $22.8 million as of December 31, 2003 and June 30, 2004, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company’s ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. The Company recorded deferred income tax expense of $1.7 million for the three months ended June 30, 2004.

Six Months Ended June 30, 2003, Compared with Six Months Ended June 30, 2004

      Revenues. Total revenues increased $2.3 million to $21.6 million for the six months ended June 30, 2004 from $19.3 million for the same period in 2003. Total revenues increased due to the increase in accretion of investment in Holding LLC and increased management fees from the TTG Management Agreement.

      General and administrative costs increased $1.6 million to $5.2 million for the six months ended June 30, 2004 from $3.6 million for the same period in 2003. This increase is due to the increased costs associated with the TTG Management Agreement.

      Other Income and Expenses. Interest expense decreased $1.1 million to $7.0 million for the six months ended June 30, 2004 from $8.1 million for the same period in 2003. This decrease was due primarily to the repayment of the long-term interest payable on March 27, 2003 and the canceling of the note outstanding under the Company’s revolving credit facility. The weighted average interest rate for the six months ended June 30, 2004 was 9.38% compared to 9.34% for the same period in 2003.

      Income Taxes. As of December 31, 2003, the Company estimates it has net operating loss carryforwards available for federal income tax purposes of approximately $58 million which begin expiring in 2009. The Company recorded a deferred tax asset of $25.9 million and $22.8 million as of December 31, 2003 and

June 30, 2004, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company’s ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. The Company recorded deferred income tax expense of $3.3 million for the six months ended June 30, 2004.

Liquidity and Capital Resources

Six Months Ended June 30, 2003, Compared with Six Months Ended June 30, 2004

      Net cash used in operating activities was $7.6 million for 2004, compared to $50.5 million for 2003. The increase in cash flows provided by operating activities is primarily due to the reduced interest expense as a result of the repayment of the long-term interest payable during the first six months of 2003.

      Net cash provided by financing activities was $8.0 million for 2004, compared to $50.7 million for 2003. The financing activities in 2004 consisted of an $8.0 million Guaranteed Payment from Holding LLC. The financing activities in 2003 consisted of a $40.5 million Priority Amount and a $10.2 Guaranteed Payment from Holding LLC.

      There was no cash used in or provided by investing activities for the six months ended June 30, 2003 or 2004.

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

      The following table is a summary of contractual obligations as of June 30, 2004.

		Less Than	One-Three	Three-Five	More Than
	Total	One Year	Years	Years	Five Years

Senior Notes	$148,637,000	$—	$148,637,000	$—	$—
Interest payments	39,946,195	15,978,478	23,967,717	—	—
Rent	2,384,512	596,128	1,192,256	596,128	—

Recent Accounting Pronouncements

      In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. The Company’s interests in, and related management arrangements associated with Holding LLC constitute variable interests in a variable interest entity under FIN 46R; however, the Company is not the primary beneficiary of Holding LLC as defined by FIN 46R. Accordingly the Company does not consolidate Holding LLC.

Inflation

      Although certain of the Company’s costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company’s results of operations during the six months ended June 30, 2003 and 2004.

Off Balance Sheet Arrangements

      The Company has no off balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

      No change occurred in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

      Other than routine litigation incidental to its business operations which are not deemed by the Company to be material, there are no additional legal proceedings in which the Company or Operating LLC, is a defendant.

      The Company’s Plan of Reorganization became effective August 4, 2000 and the Bankruptcy Court issued a final decree effective December 13, 2001 closing the case.

Item 2-3.	None

Item 4.	Submission of Matters to a Vote of Security Holders

      On June 3, 2004, an annual meeting of the shareholders of the Company was held.

      At the meeting two proposals were voted upon and the following sets forth the number of votes that were cast for and against the proposals and the number of abstentions and broker non-votes on the proposals:

(i) Proposal to elect five nominees as directors of the Company to serve until the next annual meeting of shareholders:

	Bob G.	Robert H.	Martin L.	Robert J.	Jack G.
	Alexander	Kite	Hirsch	Mitchell	Wasserman

For	10,620,436	10,629,378	10,619,050	10,619,085	10,625,643
Against	—	—	—	—	—
Abstain	28,249	19,307	29,635	29,600	23,042
Broker non-votes	—	—	—	—	—

	10,648,685	10,648,685	10,648,685	10,648,685	10,648,685

(ii) Proposal to ratify the selection of Grant Thornton LLP as the Company’s independent auditors for the current fiscal year ended December 31, 2004.

For	10,632,442
Against	5,586
Abstain	10,657
Broker non-votes	—

10,648,685

Item 5.	None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

      (b) Reports on Form 8-K

On April 27, 2004, the Company filed a current report on Form 8-K (dated as of April 21, 2004), which contained information on a change in the Company’s certifying accountant under Item 4 and filed as Exhibit 16.1 a letter from KPMG LLP.

On May 7, 2004, the Company filed an amendment to the current report on Form 8-K/A (dated as of April 21, 2004) correcting the Exhibit 16.1 that was previously filed and providing as Exhibit 16.2 the correct letter from KPMG LLP.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ENERGY GROUP, INC.

By:	/s/ BOB G. ALEXANDER

Bob G. Alexander
President and Chief Executive Officer

August 13, 2004

By:	/s/ RANDALL D. COOLEY

Randall D. Cooley
Vice President and Chief Financial Officer

August 13, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated May 12, 2000(4)
2.2	Debtor’s and Official Committee of Unsecured Creditors Joint Disclosure Statement under Section 1125 of the Bankruptcy Code Regarding Debtor’s and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated May 12, 2000(4)
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(5)
3.2	By-laws of the Company(1)
3.3	Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003(6)
4.1	Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the ‘Guarantor’), formerly NEG-OK, and Bank One, Columbus, N.A.(2)
4.2	Indenture dated August 21, 1997, among the Company and Bank One, N.A.(3)
10.1	NEG Holding LLC Operating Agreement dated May 1, 2001 between the Company and Gascon Partners.(6)
10.2	NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(6)
10.3	Shana National LLC Amended and Restated Operating Agreement dated September 12, 2001 executed by NEG Operating LLC.(6)
10.4	Management Agreement dated September 12, 2001 between the Company and NEG Operating LLC.(6)
10.5	Final Decree of Bankruptcy Court(7)
10.6	Management Agreement with TransTexas Gas Corporation dated August 28, 2003(8)
10.7	Credit Agreement dated as of December 29, 2003 among NEG Operating LLC, Certain Commercial Lending Institutions, Mizuho Corporate Bank, Ltd., Bank of Texas N.A., and the Bank of Nova Scotia(9)
10.8	Security Agreement dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)
10.9	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)
10.10	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by National Energy Group, Inc. in favor of Bank of Texas, N.A.(9)
10.11	Code of Business Conduct and Ethics Adopted March 24, 2004(10)
10.12	First Amendment to the Credit Agreement dated April 5, 2004 among NEG Operating LLC, certain commercial lending institutions, Mizuho Corporate Bank LTD, Bank of Texas N.A. and the Bank of Nova Scotia(11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(12). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be ‘filed’.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(12). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be ‘filed’.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33-38331), dated April 3, 1991.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to the Company’s Form S-4 (No. 333-38075), filed October 16, 1997.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Form 8-K filed December 29, 2003.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(12)	Filed herewith.