Form 10-Q
period 2004-09-30
NATIONAL ENERGY GROUP INC
filed 2004-11-15
CIK 870756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      11,190,650 shares of the registrant’s Common Stock, $0.01 par value, were outstanding on November 15, 2004.

NATIONAL ENERGY GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

NATIONAL ENERGY GROUP, INC.

BALANCE SHEETS

	December 31,	September 30,
	2003	2004

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,158,816	$3,859,782
Accounts receivable — other	549,998	389,614
Accounts receivable — affiliates	411,731	469,527
Other	268,029	172,422

Total current assets	4,388,574	4,891,345
Investment in Holding LLC	69,346,495	86,412,782
Deferred tax assets	25,949,007	20,808,365

Total assets	$99,684,076	$112,112,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable — trade	$26,943	$168,284
Accrued interest on senior notes	2,663,080	6,657,699

Total current liabilities	2,690,023	6,825,983
Long term liabilities:
Senior notes due to affiliate	148,637,000	148,637,000
Deferred gain on senior note redemption	5,774,604	4,246,031
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value:
Authorized shares — 15,000,000 at December 31, 2003 and September 30, 2004; Issued and outstanding shares — 11,190,650 at December 31, 2003 and September 30, 2004	111,907	111,907
Additional paid-in capital	123,020,121	123,020,121
Accumulated deficit	(180,549,579)	(170,728,550)

Total stockholders’ deficit	(57,417,551)	(47,596,522)

Total liabilities and stockholders’ deficit	$99,684,076	$112,112,492

See accompanying notes to financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(Unaudited)
Revenues:
Accretion of investment in NEG Holding LLC	$7,221,828	$8,932,010	$22,673,052	$25,055,526
Management fees from affiliates	1,817,170	2,641,040	5,696,852	8,120,169

Total revenue	9,038,998	11,573,050	28,369,904	33,175,695
Cost and expenses:
General and administrative	1,590,634	2,458,695	5,178,623	7,639,130

Total costs and expenses	1,590,634	2,458,695	5,178,623	7,639,130

Operating income	7,448,364	9,114,355	23,191,281	25,536,565
Other income (expense):
Interest expense	(3,485,096)	(3,485,104)	(11,629,833)	(10,455,295)
Interest income and other, net	8,888	15,067	25,575	28,559

Income before income taxes	3,972,156	5,644,318	11,587,023	15,109,829
Income tax expense	(1,390,255)	(1,975,511)	(4,055,488)	(5,288,800)

Net income	$2,581,901	3,668,807	$7,531,535	$9,821,029

Earnings per common share:
Net income per common share	$.23	$.33	$.67	$.88

Weighted average number of common shares outstanding	11,190,650	11,190,650	11,190,650	11,190,650

See accompanying notes to financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2003	2004

	(Unaudited)
Operating Activities:
Net income	$7,531,535	$9,821,029
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment in NEG Holding LLC	(22,673,052)	(25,055,526)
Deferred gain amortization	(1,528,571)	(1,528,573)
Deferred income tax expense	4,055,488	5,140,642
Changes in operating assets and liabilities:
Accounts receivable	(59,834)	102,588
Other current assets	209,160	95,607
Accounts payable and accrued liabilities	(37,686,633)	4,135,960

Net cash used in operating activities	(50,151,907)	(7,288,273)

Financing Activities:
Priority distribution from NEG Holding LLC	40,506,071	—
Guaranteed payment from NEG Holding LLC	10,239,545	7,989,239

Net cash provided by financing activities	50,745,616	7,989,239

Increase in cash and cash equivalents	593,709	700,966
Cash and cash equivalents at beginning of period	3,477,250	3,158,816

Cash and cash equivalents at end of period	4,070,959	3,859,782

Supplemental cash flow information
Interest paid in cash	$50,860,483	$7,989,239

Non-cash financing and investing activities:
Distribution of note from NEG Holding LLC	$10,939,750	$—

See accompanying notes to financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Total
			Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit

	(Unaudited)
Balance at December 31, 2003	11,190,650	$111,907	$123,020,121	$(180,549,579)	$(57,417,551)
Net income	—	—	—	9,821,029	9,821,029

Balance at September 30, 2004	11,190,650	$111,907	$123,020,121	$(170,728,550)	$(47,596,522)

See accompanying notes to financial statements.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2004

1.	Background

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

      American Real Estate Holding L.P. (“AREH”) owns 50.01% of the issued and outstanding common stock of the Company. AREH is a wholly-owned subsidiary of American Real Estate Partners, LP, (“AREP”) a limited partnership whose units are traded on the New York Stock Exchange. The general partner of AREP is American Property Investors, Inc. (“API”). Carl C. Icahn owns, directly or indirectly, approximately 86% of AREP’s outstanding units. Representatives of AREH have advised the Company that AREP is currently in the preliminary stages of considering an offer received from entities owned by Mr. Icahn to sell to AREP Mr. Icahn’s indirect interest in Holding LLC (which is currently owned by Gascon), including an option to redeem the interest in Holding LLC owned by the Company. The redemption right is explained below.

      The assets contributed by the Company to Holding LLC were current assets of $11.5 million, net oil and natural gas assets of $85.0 million and other assets of $4.8 million. The liabilities assumed by Holding LLC were current liabilities of $4.2 million, intercompany payable to Gascon of $4.8 million and long-term liabilities of $1.0 million.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS —  (Continued)

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

      The results of operations for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.

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

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS —  (Continued)

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

      The management and operation of Operating LLC is being undertaken by the Company pursuant to a Management Agreement (the “Management Agreement”) which the Company has entered into with Operating LLC. However, neither the Company’s officers nor directors will control the strategic direction of Operating LLC’s oil and natural gas business including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company’s employees will conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC. The Management Agreement provides that the salary of the Company’s Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company’s management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties, which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence or misconduct. The Company recorded $1.5 million and $4.6 million as a management fee related to Operating LLC for the three and nine month periods ended September 30, 2004.

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

      The TTG Management Agreement provides that the Company shall be responsible for and have authority with respect to all of the day-to-day management of TTG’s business but shall not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for the Company’s services in

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS —  (Continued)

managing the TTG business, the Company shall receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG, (ii) upon 90 days prior written notice by the Company, (iii) upon 30 days following any day where High River Limited Partnership (also affiliated with Thornwood) designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court. The Company recorded $1.2 million and $3.5 million as a management fee related to TTG for the three and nine month periods ended September 30, 2004.

      On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for Panaco, Inc. (The “Panaco Plan”). In connection with the Panaco Plan, the Company entered into a Management Agreement with Panaco (the “Panaco Management Agreement”) pursuant to the Bankruptcy Court’s Order confirming the effective date of the Panaco Plan. Affiliates of Mr. Carl C. Icahn own all of the outstanding stock of the reorganized Panaco, Inc. Mr. Bob G. Alexander, President and CEO of the Company, has been appointed to the reorganized Panaco Board of Directors and shall act as the reorganized Panaco, Inc.’s President. Mr. Philip D. Devlin, Vice President, General Counsel and Secretary of the Company, has been appointed to serve in the same capacities for Panaco, Inc. In exchange for the Company’s management services, Panaco shall pay the Company a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs incurred by NEG in operating and administrating the Panaco properties.

4.	Investment in Holding LLC

      In August, 2000 pursuant to a plan of reorganization, Holding LLC was formed. In September, 2001 the Company contributed oil and natural gas properties in exchange for Holding LLC’s obligation to pay the Company the guaranteed payments (“Guaranteed Payments”) and priority distributions (“Priority Amount”). The Company also received a 50% membership interest in Holding LLC. Gascon also contributed oil and natural gas assets and cash in exchange for future payments and a 50% membership interest. The Holding LLC operating agreement requires payment of the Guaranteed Payments and Priority Amount to the Company in order to pay interest on senior debt and the principal amount of the debt of $148.6 million in 2006. After the receipt by the Company of the Guaranteed Payments and Priority Amount that total approximately $300 million (which includes the $148.6 million), the Holding LLC Operating Agreement requires the distribution of an equal amount to Gascon. A discussion of required distributions is included below. Holding LLC is contractually obligated to make the Guaranteed Payments and Priority Amount distributions to the Company and Gascon before any distributions can be made to the LLC interest.

      The Company originally recorded its investment in Holding LLC at the historical cost of the oil and gas properties contributed to Holding LLC. In evaluating the appropriate accounting to be applied to this investment, the Company anticipated it will collect the Guaranteed Payments and Priority Amount through 2006. However, based on cash flow projections prepared by the management of Holding LLC and its reserve engineers, there is substantial uncertainty that there will be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to Gascon. Due to this uncertainty, the Company has been accreting its investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through 2006, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment. The rights of the Company upon liquidation of Holding LLC are identical to those described above, and the Company considered those rights in determining the appropriate presentation.

      Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS —  (Continued)

currently being given accounting recognition. The Company’s investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. After that date, the Company will continue to monitor payments made to Gascon and, at such time as it would appear that there is any residual value to the Company’s 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, the Company believes that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. The Company accounts for its residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18).

      The following is a summary balance sheet of Holding LLC as of December 31, 2003 and September 30, 2004.

	December 31,	September 30,
	2003	2004

Current assets	$33,415,283	$26,092,841
Net oil and natural gas properties (full-cost method)	184,807,758	215,520,541
Net other property and equipment	1,091,797	983,678
Other long-term assets	4,489,500	6,586,106

Total assets	$223,804,338	$249,183,166

Current liabilities	$14,253,452	$27,817,108
Long-term liabilities	48,513,515	59,962,518
Members’ equity	161,037,371	161,403,540

Total liabilities and members’ equity	$223,804,338	$249,183,166

      The following is a summary income statement for Holding LLC for the nine months ended September 30, 2003 and 2004.

	2003	2004

Total revenues	$58,985,860	$43,754,074
Total cost and expenses	(35,660,867)	(33,814,761)

Operating income	23,324,993	9,939,313
Interest income and other	(1,435,184)	(1,583,904)

Income before cumulative effect of change in accounting principle	21,889,809	8,355,409
Cumulative effect of change in accounting principle	1,911,705	—

Net income	$23,801,514	$8,355,409

      For the nine month period ended September 30, 2004, Holding LLC generated cash flows of $47.0 million from operating activities, used $55.4 million in investing activities and used $0.4 million in financing activities. Audited financial statements for Holding LLC will be prepared and included in the Company’s Form 10-K for the year ending December 31, 2004.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS —  (Continued)

      The following is a rollforward of the Investment in Holding LLC as of September 30, 2004:

Investment in Holding LLC at December 31, 2003	$69,346,495
Accretion of investment in Holding LLC	25,055,526
Guaranteed Payment from Holding LLC	(7,989,239)

Investment in Holding LLC at September 30, 2004	$86,412,782

      The Holding LLC Operating Agreement requires that distributions shall be made to both the Company and Gascon as follows:

1. Guaranteed Payments are to be paid to the Company, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Carl C. Icahn, including the amount of the Company’s 10.75% Senior Notes. As of September 30, 2004, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

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

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS —  (Continued)

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

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS —  (Continued)

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

      The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Operating LLC was in compliance with all covenants at September 30, 2004.

      Other than the Company’s encumbrance of its 50% membership interest in Holding LLC and its indemnification of the Collateral Agent as set forth in the Pledge Agreement, the Company has incurred no obligations under the Credit Agreement, nor does it act as guarantor of the obligations of Operating LLC or any other guarantor or other entity thereunder.

      Draws made under the credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. During the current fiscal year, Operating LLC’s outstanding balances thereunder have ranged from a low of $44 million to a high of $52 million. As of September 30, 2004 the outstanding balance under the credit facility was $52 million.

6.	Senior Notes Due to Affiliate

      The Senior Notes due to affiliate are currently held by AREH. The Senior Notes due to affiliate bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and are due November 1, 2006. The Senior Notes are senior, unsecured obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company, and senior in right of payment to all future subordinated indebtedness of the Company. Subject to certain limitations set forth in the indenture covering the Senior Notes due to affiliate (the “Indenture”), the Company and its subsidiaries may incur additional senior indebtedness and other indebtedness.

      The Indenture contains certain covenants limiting the Company with respect to the following: (i) asset sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries; (viii) mergers and consolidations; and (ix) transactions with affiliates. The Company was in compliance with these covenants at September 30, 2004.

7.	Income Taxes

      At December 31, 2003, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $58 million which begin expiring in 2009. Utilization of approximately $0.2 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of the Company and its predecessors. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of the Company. Prior to the formation of Holding LLC, the income tax benefit associated

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS —  (Continued)

with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, the Company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $25.9 million and $20.8 million as of December 31, 2003 and September 30, 2004, respectively. The Company reduced the valuation allowance by $5.1 million in 2003. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company’s ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

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

      The following is a discussion and analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Company’s Financial Statements and related notes contained in this Quarterly Report. Certain statements contained in this discussion, and elsewhere in this Quarterly Report, including statements of management’s current expectations, intentions, plans and beliefs, are “forward-looking statements”, as defined in Section 21D of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward looking terminology including “forecast”, “may”, “will”, “could”, “should”, “believe”, “expect”, “future”, “potential”, “anticipate”, “intend”, “plan”, “estimate”, or “continue” or the negative or other variations of these words or other similar words. In addition, other statements about matters that are not historical facts contained herein may be forward-looking statements.

      Forward-looking statements reflect the current view of management with regard to future events and are subject to numerous known and unknown risks, uncertainties and other factors that may cause the actual results, performance, timing or achievements of the Company to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2004, as well as other risks described in this Quarterly Report. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct or that unforeseen developments will not occur. The Company undertakes no duty to update or revise any forward-looking statements.

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

Ownership and Control of Outstanding Stock

      AREH owns 50.01% of the outstanding common stock of the Company at September 30, 2004. Also, the general partner of AREH, API is an entity indirectly wholly owned by Carl C. Icahn. As such, the Company may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of the Company’s Board of Directors have affiliations with various affiliates of AREH, including AREP, which owns a 99% interest in AREH, Arnos, High River Limited Partnership (“High River”), API, High Coast Limited Partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J. Mitchell is an employee of affiliates of Arnos and High River. Mr. Mitchell retired and is no longer an employee of any Icahn affiliate effective November 1, 2004. Mr. Jack G. Wasserman is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, that are no less favorable to the Company than could be obtained from unrelated parties.

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

      On November 9, 2004, representatives of AREH advised the Company that AREP is currently in the preliminary stages of considering an offer received from entities owned by Mr. Icahn to sell to AREP Mr. Icahn’s indirect interest in Holding LLC (which is currently owned by Gascon), including an option to redeem the interest in Holding LLC owned by the Company.

Holding LLC

      As mandated by the Plan of Reorganization and the Bankruptcy Court, Holding LLC was formed in August 2000. On September 12, 2001, but effective as of May 1, 2001, the Company contributed to Holding LLC all of its operating assets and oil and natural gas properties excluding cash of $4.3 million in exchange for Holding LLC’s obligation to pay the Company the Guaranteed Payments and Priority Amount distributions. The Company also received a 50% Membership interest in Holding LLC. In exchange for its initial 50% membership interest in Holding LLC, Gascon, an entity owned or controlled by Carl C. Icahn, contributed (i) its sole membership interest in Shana National LLC, an oil and natural gas producing company, (ii) cash of $75.2 million, and (iii) a $10.9 million revolving note evidencing borrowings under the Company’s revolving credit facility issued to Arnos. In connection with the foregoing, Holding LLC initially owns 100% of the membership interest in Operating LLC. Holding LLC is governed by the Holding LLC Operating Agreement, which provides for management of Holding LLC by Gascon. All of the oil and natural gas assets contributed by the Company and all of the oil and natural gas assets associated with Gascon’s contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, effective as of May 1, 2001.

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

The Holding LLC Operating Agreement

      Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to the Company and Gascon shall be made in the following order:

1. Guaranteed Payments are to be paid to the Company, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Mr. Icahn, including the amount of the Company’s Senior Notes. As of September 30, 2004, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

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

      It is anticipated that the Priority Amount will be used by the Company to pay off the Company’s indebtedness (currently held by entities owned or controlled by Carl C. Icahn). The Guaranteed Payments are expected to be sufficient to make the interest payments on the Company’s Senior Notes. Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is currently being given accounting recognition. The Company’s investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. After that date, the Company will continue to monitor payments made to Gascon and, at such time as it would appear that there is any residual value to the Company’s 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, the Company believes that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. The Company accounts for its residual equity investment in Holding LLC in accordance with APB 18.

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

The Operating LLC Management Agreement

      The management and operation of Operating LLC is being undertaken by the Company pursuant to the Management Agreement which the Company has entered into with Operating LLC. However, neither the Company’s officers nor directors will control the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that the Company will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. The Company’s employees will conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC; although the Management Agreement provides that the salary of the Company’s Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for the Company’s management services, Operating LLC shall pay the Company a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by the Company in operating the oil and natural gas properties which either the Company or Operating LLC may seek to change within the range of 110%-115% as such change is warranted. However, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to the Company. In addition, Operating LLC has agreed to indemnify the Company to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence or misconduct. The Company recorded $1.5 million and $4.6 million as a management fee for the three and nine month periods ended September 30, 2004.

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

      The TTG Management Agreement provides that the Company shall be responsible for and have authority with respect to all of the day-to-day management of TTG’s business but shall not function as a

Disbursing Agent as such term is defined in the TTG Plan. As consideration for the Company’s services in managing the TTG business, the Company shall receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG, (ii) upon 90 days prior written notice by the Company, (iii) upon 30 days following any day where High River designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court. The Company recorded $1.2 million and $3.5 million as a management fee for the three and nine month periods ended September 30, 2004.

The Panaco, Inc. Management Agreement

      On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for Panaco, Inc. (The “Panaco Plan”). In connection with the Panaco Plan, the Company entered into a Management Agreement with Panaco (the “Panaco Management Agreement”) pursuant to the Bankruptcy Court’s Order confirming the effective date of the Panaco Plan. Affiliates of Mr. Carl C. Icahn own all of the outstanding stock of the reorganized Panaco, Inc. Mr. Bob G. Alexander, President and CEO of the Company, has been appointed to the reorganized Panaco Board of Directors and shall act as the reorganized Panaco, Inc.’s President. Mr. Philip D. Devlin, Vice President, General Counsel and Secretary of the Company, has been appointed to serve in the same capacities for Panaco, Inc. In exchange for the Company’s management services, Panaco shall pay the Company a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs incurred by NEG in operating and administrating the Panaco properties.

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

      Draws made under the credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. During the current fiscal year, Operating LLC’s outstanding balances thereunder have ranged from a low of $44 million to a high of $52 million. As of September 30, 2004 the outstanding balance under the credit facility was $52 million.

Results of Operations

Three Months Ended September 30, 2003, Compared with Three Months Ended September 30, 2004

      Revenues. Total revenues increased $2.6 million (28.9%) to $11.6 million for the third quarter of 2004 from $9.0 million for the third quarter of 2003. Total revenues increased due to the increase in accretion of investment in Holding LLC and increased management fees from the TTG Management Agreement.

      General and administrative costs increased $0.9 million to $2.5 million for the third quarter of 2004 from $1.6 million for the third quarter of 2003. This increase is due to the increased costs associated with the TTG Management Agreement.

      Other Income and Expenses. Interest expense remained constant at $3.5 million for both the third quarter of 2004 and 2003. The weighted average interest rate for the three months ended September 30, 2004 was l0.75% compared to 10.6% for the same period in 2003.

      Income Taxes. As of December 31, 2003, the Company estimates it has net operating loss carryforwards available for federal income tax purposes of approximately $58.0 million which begin expiring in 2009. The Company recorded a deferred tax asset of $25.9 million and $20.8 million as of December 31, 2003 and September 30, 2004, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company’s ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. The Company recorded deferred income tax expense of $2.0 million for the three months ended September 30, 2004.

Nine Months Ended September 30, 2003, Compared with Nine Months Ended September 30, 2004

      Revenues. Total revenues increased $4.8 million to $33.2 million for the nine months ended September 30, 2004 from $28.4 million for the same period in 2003. Total revenues increased due to the increase in accretion of investment in Holding LLC and increased management fees from the TTG Management Agreement.

      General and administrative costs increased $2.4 million to $7.6 million for the nine months ended September 30, 2004 from $5.2 million for the same period in 2003. This increase is due to the increased costs associated with the TTG Management Agreement.

      Other Income and Expenses. Interest expense decreased $1.1 million to $10.5 million for the nine months ended September 30, 2004 from $11.6 million for the same period in 2003. This decrease was due primarily to the repayment of the long-term interest payable on March 27, 2003 and the canceling of the note outstanding under the Company’s revolving credit facility. The weighted average interest rate for the nine months ended September 30, 2004 was 10.75% compared to 10.6% for the same period in 2003.

      Income Taxes. As of December 31, 2003, the Company estimates it has net operating loss carryforwards available for federal income tax purposes of approximately $58 million which begin expiring in 2009. The Company recorded a deferred tax asset of $25.9 million and $20.8 million as of December 31, 2003 and September 30, 2004, respectively, based upon the projected allocations of taxable income by Holding LLC. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company’s ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. The Company recorded deferred income tax expense of $5.3 million for the nine months ended September 30, 2004.

Liquidity and Capital Resources

Nine Months Ended September 30, 2003, Compared with Nine Months Ended September 30, 2004

      Net cash used in operating activities was $7.3 million for 2004, compared to $50.2 million for 2003. The increase in cash flows provided by operating activities is primarily due to the reduced interest expense as a result of the repayment of the long-term interest payable during the first nine months of 2003.

      Net cash provided by financing activities was $8.0 million for 2004, compared to $50.7 million for 2003. The financing activities in 2004 consisted of an $8.0 million Guaranteed Payment from Holding LLC. The financing activities in 2003 consisted of a $40.5 million Priority Amount and a $10.2 Guaranteed Payment from Holding LLC.

      There was no cash used in or provided by investing activities for the nine months ended September 30, 2003 or 2004.

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

Recent Accounting Pronouncements

      In September 2004, the SEC released Staff Accounting Bulletin No. 106 (SAB 106). SAB 106 is applicable to oil and gas companies that follow the full-cost method for accounting. It addresses the application of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, (SFAS 143) to the full-cost ceiling test and depreciation, depletion and amortization. SAB 106 had no impact on the Company’s financial position or results of operations.

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

Inflation

      Although certain of the Company’s costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company’s results of operations during the nine months ended September 30, 2003 and 2004.

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

      No hedge assets or liabilities have been recorded by the Company as all of the hedges entered into by the Company were contributed to Holding LLC in September 2001.

Item 4.	Control and Procedures

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

      We are continuing our efforts to evaluate the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. During the three months ended September 30, 2004, we retained a financial reporting consultant to enhance financial reporting controls. We are also documenting some of our established internal procedures which have been followed but not fully documented. During the three months ended September 30, 2004 no change in our internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2-5.	None.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

      (b) Reports on Form 8-K.

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ENERGY GROUP, INC.

By:	/s/ BOB G. ALEXANDER

Bob G. Alexander
President and Chief Executive Officer

November 15, 2004

By:	/s/ RANDALL D. COOLEY

Randall D. Cooley
Vice President and Chief Financial Officer

November 15, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated May 12, 2000(4)
2.2	Debtor’s and Official Committee of Unsecured Creditors Joint Disclosure Statement under Section 1125 of the Bankruptcy Code Regarding Debtor’s and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated May 12, 2000(4)
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(5)
3.2	By-laws of the Company(1)
3.3	Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003(8)
4.1	Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the ‘Guarantor’), formerly NEG-OK, and Bank One, Columbus, N.A.(2)
4.2	Indenture dated August 21, 1997, among the Company and Bank One, N.A.(3)
10.1	NEG Holding LLC Operating Agreement dated May 1, 2001 between the Company and Gascon Partners.(6)
10.2	NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(6)
10.3	Shana National LLC Amended and Restated Operating Agreement dated September 12, 2001 executed by NEG Operating LLC.(6)
10.4	Management Agreement dated September 12, 2001 between the Company and NEG Operating LLC.(6)
10.5	Final Decree of Bankruptcy Court(7)
10.6	Management Agreement with TransTexas Gas Corporation dated August 28, 2003(8)
10.7	Credit Agreement dated as of December 29, 2003 among NEG Operating LLC, Certain Commercial Lending Institutions, Mizuho Corporate Bank, Ltd., Bank of Texas N.A., and the Bank of Nova Scotia(9)
10.8	Security Agreement dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)
10.9	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)
10.10	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by National Energy Group, Inc. in favor of Bank of Texas, N.A.(9)
10.12	First Amendment to the Credit Agreement dated April 5, 2004 among NEG Operating LLC, certain commercial lending institutions, Mizuho Corporate Bank LTD, Bank of Texas N.A. and the Bank of Nova Scotia(11)
10.13	Management Agreement effective November 16, 2004 between the Company and Panaco, Inc.(13)
10.14	National Energy Group, Inc. Incentive Plan(12)
14.1	Code of Business Conduct and Ethics Adopted March 24, 2004(10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(13). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be ‘filed’.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(13). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be ‘filed’.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33-38331), dated April 3, 1991.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to the Company’s Form S-4 (No. 333-38075), filed October 16, 1997.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Form 8-K filed January 14, 2004.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to the Company’s Form 8-K filed November 12, 2004.

(13)	Filed herewith.