Form 10-K
period 2004-12-31
NATIONAL ENERGY GROUP INC
filed 2005-03-16
CIK 870756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year Ended December 31, 2004

or

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
(214) 692-9211
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of Class)
Securities registered pursuant to Securities Act of 1933:
Series B Senior Notes, 10 3/4% due 2006
Series D Senior Notes, 10 3/4% due 2006
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of March 1, 2005, (based upon the last sales price of $2.99 as reported by the OTC Bulletin Board) was $33,460,044.
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      11,190,650 shares of the Registrant’s common stock, $0.01 par value, were outstanding on March 1, 2005.
      Documents Incorporated by Reference: Listed below are documents, parts of which are incorporated herein by reference and the part of this report into which the document is incorporated: (1) Proxy Statement for the 2004 Annual Meeting of Shareholders — Part III.

		Page

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	35
ITEM 9A.	CONTROLS AND PROCEDURES	35
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	39
ITEM 11.	EXECUTIVE COMPENSATION	39
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	39
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	39
ITEM 14.	PRINCIPLE ACCOUNTANT FEES AND SERVICES	39
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	40
	Signatures	43
Computation of Ratio of Earnings to Fixed Charges
Consent of Netherland Sewell & Associates, Inc.
Consent of Prator Bett, LLC
Consent of DeGolyer and MacNaughton
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

PART I

Items 1. and 2.	Business and Properties
Forward-Looking Statements
      This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. The words “anticipate,” “expect,” “estimate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Annual Report that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, drilling of wells, future production of oil and natural gas, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion, and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding the interest, belief or current expectations of our management, directors, or our officers regarding such matters. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in this document, future oil and natural gas prices, future operating costs, severance and excise taxes, general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other oil and natural gas companies, changes in laws or regulations, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our company or our business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.
      In this Annual Report, unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing National Energy Group, Inc.
Introduction
      We are a management company engaged in the business of managing the exploration, development, production and operations of natural gas and oil properties, primarily located in Texas, Oklahoma, Arkansas and Louisiana (both onshore and in the Gulf of Mexico). We manage oil and gas operations of NEG Operating LLC (“Operating LLC”), TransTexas Gas Corporation (“TTG”) and Panaco, Inc. (“Panaco”), all of which are affiliated entities.
      We were incorporated under the laws of the State of Delaware on November 20, 1990 and, prior to February, 1999, operated as an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of natural gas and oil reserves in North America. In February 1999, we were placed under involuntary, court ordered bankruptcy protection. We jointly proposed, with the official committee of unsecured creditors, a Plan of Reorganization (the “Plan of Reorganization”) which became effective on August 4, 2000. The final decree closing the case became effective December 13, 2001. Accordingly, we have effectively settled all matters relating to our bankruptcy proceeding.
      As mandated by the Plan of Reorganization and the bankruptcy court on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties, excluding cash of $4.3 million, to NEG Holding LLC (“Holding LLC”). In exchange we received an initial 50% membership interest in Holding LLC. Gascon Partners (“Gascon”), an entity owned or controlled by Carl C.

Icahn, contributed certain assets to Holding LLC in exchange for an initial 50% ownership interest. Holding LLC is controlled by the managing member (currently Gascon). Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. Concurrently, we entered into a management and operating agreement to manage the operations of Operating LLC.
      In August, 2003 and November, 2004 we entered into agreements to manage the operations of TTG and Panaco, respectively. Both TTG and Panaco are owned by entities owned or controlled by Carl C. Icahn.
      Our headquarters are located in Dallas, Texas.
Ownership and Control of Outstanding Stock
      American Real Estate Holdings L.P. (“AREH”) owns 50.1% of our outstanding common stock at December 31, 2004. The general partner of AREH, American Property Investors, Inc. (“API”) is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), American Real Estate Partners, LLP (“AREP”), which owns 99% in AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J. Mitchell was an employee of affiliates of Arnos and High River, until he retired effective November 1, 2004. Mr. Jack G. Wasserman is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. Our policy is to engage in transactions with related parties on terms that in our opinion, are no less favorable to our company than could be obtained from unrelated parties.
      On January 21, 2005, AREP entered into an agreement to purchase Gascon’s managing membership interest in Holding LLC, including Gascon’s option to redeem our interest in Holding LLC. As of March 1, 2005, AREP had not consummated this transaction.
Our Bankruptcy and Formation of Holding LLC
      On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (“Bankruptcy Court”) entered an involuntary petition placing us under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Proceeding”). On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization that we jointly proposed with the official committee of unsecured creditors. Our Plan of Reorganization became effective on August 4, 2000 and the Bankruptcy Court issued a final decree closing the case effective December 13, 2001. Accordingly, we have effectively settled all matters relating to the Bankruptcy Proceeding.
      As mandated by the Plan of Reorganization and the Bankruptcy Court, on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding cash of $4.3 million to Holding LLC, a Delaware limited liability company which was formed in August 2000. In exchange we received an initial 50% membership interest in Holding LLC. Gascon, an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for an initial 50% ownership interest. Holding LLC is controlled by the managing member (currently Gascon). Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. Concurrently, we entered into a management and operating agreement to manage the operations of Operating LLC.
      In exchange for our 50% membership interest in Holding LLC we contributed to Holding LLC current assets of $11.5 million, net oil and natural gas assets of $85.0 million and other assets of $4.8 million. The liabilities assumed by Holding LLC were current liabilities of $4.2 million, an intercompany payable to

Gascon of $4.8 million and long-term liabilities of $1.0 million. All amounts reflect book value at the date of contribution.
      In exchange for its initial 50% membership interest in Holding LLC, Gascon contributed:

1. Its sole membership interest in Shana National LLC, an oil and natural gas producing company,

2. Cash of $75.2 million, and

3. A $10.9 million revolving note evidencing borrowings under our revolving credit facility issued to Arnos
      All of the oil and natural gas assets that we contributed and all of the oil and natural gas assets associated with Gascon’s contribution to Holding LLC were transferred from Holding LLC to Operating LLC on September 12, 2001, effective as of May 1, 2001.
The Holding LLC Operating Agreement
      Holding LLC is governed by an operating agreement effective as of May 12, 2001, which provides for management of Holding LLC by Gascon and distributions to us and Gascon based on a prescribed order of distributions (the “Holding LLC Operating Agreement”).
Order of Distributions
      Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to us and Gascon shall be made in the following order:

1. Guaranteed payments (“Guaranteed Payments”) are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding priority amount (the “Priority Amount”). The Priority Amount includes all outstanding debt owed to entities owned or controlled by Mr. Carl C. Icahn, including the amount of our 10.75% Senior Notes (the “Senior Notes”). As of December 31, 2004, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

2. The Priority Amount is to be paid to us. Such payment is to occur by November 6, 2006.

3. An amount equal to the Priority Amount and all Guaranteed Payments paid to us, plus any additional capital contributions made by Gascon, less any distributions previously made by Holding LLC to Gascon, is to be paid to Gascon.

4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by Holding LLC to Gascon, is to be paid to Gascon.

5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of Gascon’s and our respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement)
      We anticipate that the Priority Amount will be used to pay off our indebtedness (currently held by entities owned or controlled by Carl C. Icahn). The Guaranteed Payments are expected to be sufficient to make the interest payments on our Senior Notes. Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is currently being given accounting recognition. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. After that date, we will continue to monitor payments made to Gascon and, at such time as it would appear that there is any residual value to our 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. We account for our residual equity investment in Holding LLC in accordance with

Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).
Redemption Provision in the Holding LLC Operating Agreement
      The Holding LLC Operating Agreement contains a provision that allows Gascon, or its successor, at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. A determination of the fair market value of such assets shall be made by an independent third party jointly engaged by Gascon and us. Since all of our operating assets and oil and natural gas properties have been contributed to Holding LLC, following such a redemption, our principal assets would consist solely of cash balances.
      In the event that such redemption right is exercised and there is a subsequent liquidation and distribution of the proceeds, we may be obligated to use the proceeds that we would receive for our redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds could be made to our shareholders. Following the payment of our indebtedness, including the outstanding balance of $148.6 million relating to the Senior Notes and our operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to our shareholders. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.
      On January 21, 2005, AREP entered into an agreement to purchase Gascon’s managing membership interest in Holding LLC, including Gascon’s option to redeem our interest in Holding LLC. As of March 1, 2005, AREP had not consummated this transaction.
The Reorganized Company
      As a result of the foregoing transactions and as mandated by the Plan of Reorganization effective May 12, 2001, our principal assets were our remaining cash balances, accounts receivable from affiliates, deferred tax asset and our initial 50% membership interest in Holding LLC. Our principal liabilities were the $10.9 million outstanding under our existing $25 million revolving credit facility with Arnos and our Senior Notes and long-term interest payable on Senior Notes. None of our employees transferred to Holding LLC or Operating LLC. We remain highly leveraged following confirmation of the Plan of Reorganization and entry of the final decree closing the Bankruptcy Proceeding. Further, as a result of the terms and conditions of the various agreements related to the payment of the Priority Amount and the Guaranteed Payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no proceeds remaining for distribution to our shareholders.
The Operating LLC Management Agreement
      We have undertaken the management and operation of Operating LLC pursuant to a Management Agreement (the “Management Agreement”) which we have entered into with Operating LLC. However, neither our management nor our directors control the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC; although the Management Agreement provides that the salary of our Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee within the range of 110%-115% as such change is warranted. However, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to us. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $6.6 million and $6.2 million in management fee income for the years ended December 31, 2003 and 2004, respectively under this agreement.
The TransTexas Management Agreement
      On August 28, 2003, we entered into an agreement (the “TTG Management Agreement”) to manage TTG. The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the TTG Plan of Reorganization, effective August 29, 2003 (the “TTG Plan”). Affiliates of Mr. Icahn own all of the outstanding stock of TTG. TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and Vice President, Secretary and General Counsel, respectively, have been appointed to the TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation.
      The TTG Management Agreement provides that we will be responsible for and have authority with respect to all of the day-to-day management of TTG’s business but we will not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for our services in managing the TTG business, we receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG, (ii) upon 90 days prior written notice by us, (iii) upon 30 days following any day where High River designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court. We recorded $1.3 million and $4.7 million in management fee income for the years ended December 31, 2003 and 2004, respectively, under this agreement.
The Panaco Management Agreement
      On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for Panaco (The “Panaco Plan”). In connection with the Panaco Plan, we entered into a Management Agreement with Panaco (the “Panaco Management Agreement”) pursuant to the Bankruptcy Court’s Order confirming the effective date of the Panaco Plan. Affiliates of Mr. Carl C. Icahn own all of the outstanding stock of the reorganized Panaco. Mr. Bob G. Alexander, our President and CEO, has been appointed to the reorganized Panaco Board of Directors and will act as the reorganized Panaco’s President. Mr. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to serve in the same capacities for Panaco. In exchange for the our management services, Panaco pays us a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administrating the Panaco properties. We recorded $.7 million in management fee income for the year ended December 31, 2004 under this agreement.
Our Credit Facility
      On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under our revolving credit facility as a distribution of Priority Amount to us , thereby canceling all outstanding balances due under the credit facility.
      Also, on March 26, 2003 we entered into an agreement with Arnos and Operating LLC to assign our credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC which, thereafter, made a $40.5 million distribution of Priority Amount and a $2.3 million Guaranteed Payment to us. We utilized these funds to pay the entire amount of the long-term interest on the Senior Notes and interest accrued thereon outstanding on March 27, 2003. As of March 26, 2003, we no longer have a credit facility.
Operating LLC Credit Facility
      On December 29, 2003, Operating LLC entered into a Credit Agreement (the “Credit Agreement”) with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents. The Credit Agreement provides for a loan commitment amount of up to $120 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). As a condition to the closing of the Credit Agreement, the lenders required that Operating LLC terminate its secured loan arrangement with Arnos. At the closing of the Credit Agreement, Operating LLC borrowed $43.8 million to repay $42.9 million owed by Operating LLC to Arnos under the secured loan arrangement which was then terminated and to pay administrative fees in connection with this borrowing. As a condition to the lenders obligations under the Credit Agreement, the lenders required Gascon and us to pledge each of our 50% membership interest in Holding LLC (such interests constituting 100% of the outstanding equity membership interest of Holding LLC). Additionally, Holding LLC has pledged its 100% equity membership interest in Operating LLC.
      The Credit Agreement provides for a loan commitment amount of up to $120 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). The Credit Agreement provides further that the amount available to Operating LLC at any time is subject to certain restrictions, covenants, conditions and changes in the borrowing base calculation. In partial consideration of the loan commitment amount, Operating LLC has pledged a continuing security interest in all of its oil and natural gas properties and its equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.
      The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Operating LLC was not in compliance with the minimum interest coverage ratio covenant at December 31, 2004. Operating LLC obtained a waiver of compliance with respect to this covenant for the period ended December 31, 2004. Operating LLC was in compliance with all other covenants at December 31, 2004.
      Other than the pledge described above, we are not a party to the Operating LLC credit facility nor do we provide any guarantees (See Note 4 to our Financial Statements included elsewhere herein).
      Draws made under the credit facility are typically made to fund working capital requirements, acquisitions and capital expenditures. During the current fiscal year, Operating LLC’s outstanding balances thereunder have ranged from a low of $44 million to a high of $52 million. As of December 31, 2004 the outstanding balance under the credit facility was $52 million.
Our Properties and Principal Areas of Operations
      At December 31, 2004, we have no direct ownership of oil and natural gas properties or proved reserves, due to the contribution of all oil and natural gas assets to Holding LLC in September 2001. We own 50% of Holding LLC. Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payment and Priority Amount to be collected through 2006. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. Each quarter, we evaluate the propriety of the carrying amount of our investment in

Holding LLC to determine whether current events or circumstances warrant adjustments to the carrying value for any other than temporary impairment and/or revisions to accretion of income.
Investment in Holding LLC
      We contributed all of our operating assets and oil and natural gas properties, excluding cash of $4.3 million, to Holding LLC in exchange for Holding LLC’s obligation to pay the Company the Guaranteed Payments and Priority Amount and an initial 50% membership interest (“LLC Contribution”). For financial reporting purposes the transaction was as of September 1, 2001. Gascon also contributed oil and natural gas assets and cash in exchange for future payments and a 50% membership interest.
      The Holding LLC operating agreement requires payment of the Guaranteed Payments and Priority Amount to us in order to pay interest on senior debt and the principal amount of the debt of $148.6 million in 2006. After we receive the Guaranteed Payments and Priority Amount that total approximately $300 million (which includes the $148.6 million), the Holding LLC Operating Agreement requires the distribution of an equal amount to Gascon. A discussion of required distributions is included below. Holding LLC is contractually obligated to make the Guaranteed Payments and Priority Amount distributions to us and Gascon before any distributions can be made to the membership interest.
      We originally recorded our investment in Holding LLC at the historical cost of the oil and gas properties contributed to Holding LLC. In evaluating the appropriate accounting to be applied to this investment, we anticipated that we will collect the Guaranteed Payments and Priority Amount through 2006. However, based on cash flow projections prepared by the management of Holding LLC and its reserve engineers, there is substantial uncertainty that there will be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to Gascon. Due to this uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through 2006, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment. Our rights upon liquidation of Holding LLC are identical to those described above, and we considered those rights in determining the appropriate presentation.
      Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payment and Priority Amount to be collected through 2006. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. Each quarter, we evaluate the propriety of the carrying amount of our investment in Holding LLC to determine whether current events or circumstances warrant adjustments to the carrying value for any other than temporary impairment and/or revisions to accretion of income. After we receive the Priority Amount in 2006, we will continue to monitor payments made to Gascon and, at such time as it would appear that there is any residual value to our 50% interest in Holding LLC, we will give accounting recognition for our residual interest. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. We account for our residual equity investment in Holding LLC in accordance with APB 18.
Holding LLC — Principal Areas of Operations
      In November 2002, Holding LLC completed the acquisition of producing oil and natural gas properties in Pecos County, Texas known as Longfellow Ranch Field. The consideration for this acquisition consisted of $45.4 million in cash, which was funded from Holding LLC’s available cash.
      In December 2002, Holding LLC completed the acquisition of an additional interest in Longfellow Ranch Field in Pecos County, Texas. The consideration for this acquisition consisted of $2.9 million in cash, which was funded from Holding LLC’s available cash.

      Holding LLC is developing and exploiting existing properties by drilling Development and Exploratory Wells, and recompleting and reworking existing wells. It is anticipated that Holding LLC will continue its drilling operations on existing properties and will selectively participate in drilling opportunities generated by third parties.
      The following table sets forth Holding LLC’s principal areas of operations and Holding LLC’s Proved Reserves of oil and natural gas at December 31, 2004.

			Natural
		Natural	Gas
	Oil	Gas	Equivalent	% of
	(Mbbls)	(Mmcf)	(Mmcfe)	Total

Area:
Mid-Continent	531	28,926	32,112	13.8%
East and West Texas	3,492	164,508	185,460	79.9
Gulf Coast	853	9,512	14,630	6.3

Total	4,876	202,946	232,202	100.0%

      The following table sets forth Holding LLC’s production by principal area of operation for the year ended December 31, 2004.

			Natural
		Natural	Gas
	Oil	Gas	Equivalent	% of
	(Mbbls)	(Mmcf)	(Mmcfe)	Total

Area:
Mid-Continent	33	2,962	3,160	19.2%
East and West Texas	353	9,017	11,135	67.5
Gulf Coast	179	1,127	2,201	13.3

Total	565	13,106	16,496	100.0%

Holding LLC — Mid-Continent Area
      At December 31, 2004, approximately 13.8% (32.1 Bcfe) of Holding LLC’s Proved Reserves were located in the Mid-Continent area in Oklahoma and West Arkansas which includes the Anadarko and Arkoma Basins.
      Anadarko Basin. The Anadarko Basin properties are located throughout central and west Oklahoma. Anadarko Basin is among the most prolific petroliferous basins of the continental United States. Major tectonic features, regional facies changes, and significant unconformities provide the trapping mechanisms for the accumulation of oil and natural gas. The sedimentary sequence is represented by a wide variety of lithologic units ranging in age from Cambrian through Permian. The Anadarko Basin is considered a mature oil and natural gas province characterized by multiple producing horizons and long-lived and predictable reserves with low cost operations. Most Anadarko Basin reserves are produced from formations at depths ranging from approximately 5,000 to 15,000 feet. Drilling a producing well on these locations can convert proved undeveloped reserves to proved developed producing reserves, and can provide additional proved undeveloped locations on the Company’s leasehold acreage.
      During the year ended December 31, 2004, Holding LLC drilled 4 Gross (.44 Net) Development Wells and 11 Gross (.93 Net) Exploratory Wells in the Anadarko Basin which were completed as commercially productive. During the same period Holding LLC drilled 1 Gross (.47 Net) Exploratory Well that was not completed as commercially productive.
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
      During the year ended December 31, 2004, Holding LLC drilled 1 Gross (.30 Net) Development Well and 1 Gross (1 Net) Exploratory Well in the Arkoma Basin which were completed as commercially productive.
Holding LLC — East and West Texas Area
      At December 31, 2004, approximately 79.9% (185.5 Bcfe) of Holding LLC’s Proved Reserves were located in the East and West Texas area, including East Texas, South Arkansas and in West Texas, the Goldsmith Adobe Unit and Longfellow Ranch Field.
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
      During the year ended December 31, 2004, Holding LLC drilled 12 Gross (11.9 Net) Development Wells and 7 Gross (7 Net) Exploratory Wells in the East Texas Basin, which were completed as commercially productive.
      West Texas. The following fields comprise the West Texas area:

•	Goldsmith Adobe Unit (“GAU”) is located in the Permian Basin of West Texas. Holding LLC now owns a 99.9% working interest in this property. Originally the GAU was drilled on 40-acre spacing units. Previous operators had drilled several wells on 20-acre spacing units and, based on the results of this drilling and 20-acre spacing development on adjoining leases, National Energy Group, Inc. (“NEG”) began a drilling program in July 1994 to develop the GAU on 20-acre spacing units. Typically, wells drilled at the GAU produce from the Upper Clearfork formation at an average depth of 6,100 feet.
      During the year ended December 31, 2004, Holding LLC drilled 3 Gross (3 Net) Development Wells at the GAU which were completed as commercially productive.

•	Longfellow Ranch Field and associated producing fields are located in the Val Verde Basin, a prolific gas producing area. Longfellow Ranch Field (Pinion Field) was discovered in 1983 by Fina Oil and Gas, but was not extensively developed due to lack of necessary pipeline and associated facilities. Riata Energy Inc. acquired the field in 1996 and began an extensive development program. The field is located near the leading edge of the Marathon thrust belt, where massive sheets of basin-ward Pennsylvanian, Mississippian and Devonian age rocks were thrust over the shelf onto deposits of similar age. The thrust belt in this region is further overlain by early Pennsylvanian and Permian sediments. The primary producing horizons in the field are the Caballos Novaculites of Devonian age. These sediments were deposited as laminated cherts ranging in thicknesses from 75 to over 800 feet thick. Additional producing horizons include the lower Pennsylvanian Dimple and upper Mississippian Tesnus formations. The Dimple is a shelf limestone deposit of Atokan or Morrowan age and the Tesnus is a clastic sandstone sequence. Other objectives include a normal stratigraphic section of Devonian, Silurian and Ordovician. These horizons have produced north of the Marathon thrust belt, where the structures can produce over a TCF of gas. The Longfellow Ranch Field is not delineated by any dry holes and is considered to be immature in its oil and gas development. This field presents great opportunities, both recognized and yet to be recognized.

      During the year ended December 31, 2004, Holding LLC drilled 19 Gross (3.36 Net) Development Wells and 31 Gross (7.55 Net) Exploratory Wells in Longfellow Ranch Field all of which were completed as commercially productive. During the same period Holding LLC drilled 7 Gross (2.15 Net) Exploratory Wells that were not completed as commercially productive.
Holding LLC — Gulf Coast Area
      At December 31, 2004, approximately 6.3% (14.6 Bcfe) of Holding LLC’s Proved Reserves were located in the Gulf Coast area which includes South Louisiana and South Texas.
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
      During the year ended December 31, 2004, Holding LLC drilled 2 Gross (1 Net) Exploratory Wells in the Gulf coast area, which were completed as commercially productive. During the same period Holding LLC drilled 3 Gross (.7 Net) Exploratory Wells that were not completed as commercially productive.
Holding LLC — Oil and Natural Gas Reserves
      The estimated proved reserves and related future net revenues as of December 31, 2004, were prepared by Netherland, Sewell & Associates, Inc., DeGolyer and MacNaughton and Prator Bett, LLC. All of Holding LLC’s reserves are located in the continental United States. Holding LLC’s reserve report was prepared using constant prices and costs in accordance with the published guidelines of the Securities and Exchange Commission (“SEC”). The net weighted average prices used in Holding LLC’s reserve report at December 31, 2004, were $42.10 per barrel of oil and $5.92 per Mcf of natural gas. The estimation of reserves and future net revenues can be materially affected by the oil and natural gas prices used in preparing the reserve report.
      All reserves are evaluated at constant temperature and pressure which can affect the measurement of natural gas reserves. Estimated operating costs, development costs, abandonment costs, severance taxes and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income taxes. The following estimates set forth reserves considered to be economically recoverable under normal operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. For us, the estimates of the PV10% from future net cash flows are equal to the Standardized Measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of Holding LLC. There can be no assurance that these estimates are accurate predictions of future net cash flows from oil and natural gas reserves or their present value.
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

      The following table sets forth certain information for Holding LLC’s total Proved Reserves of oil and natural gas and the PV10% of estimated future net revenues from such reserves, at December 31, 2004. Also presented is the Standardized Measure of Holding LLC’s total Proved Reserves of oil and natural gas.

	As of December 31, 2004

			Natural
		Natural	Gas
	Oil	Gas	Equivalent
	(Mbbls)	(Mmcf)	(Mmcfe)	PV10%

			(In
			thousands)
Proved Developed Reserves	3,798	111,127	133,915	$346,707
Proved Undeveloped Reserves	1,078	91,819	98,287	190,378

Total Proved Reserves	4,876	202,946	232,202	537,085

Standardized Measure				$534,824

Holding LLC — Oil and Natural Gas Production and Unit Economics
      The following table shows the approximate net production attributable to the Holding LLC’s oil and natural gas interests, the average sales price per barrel of oil and Mcf of natural gas produced (including the effects of price risk management activities), and the average unit economics per Mcfe related to Holding LLC’s oil and natural gas production for the periods indicated. Information relating to properties acquired or disposed of is reflected in this table only since or up to the closing date of their respective acquisition or sale.

	Year Ended December 31,

	2002	2003	2004

Net production:
Oil (Mbbls)	629	629	565
Natural gas (Mmcf)	7,827	13,437	13,106
Natural gas equivalent (Mmcfe)	11,602	17,211	16,496
Average sales price:
Oil (per Bbl)	$23.93	$26.54	$28.37
Natural gas (per Mcf)	3.06	4.39	5.21
Unit economics (per Mcfe):
Average sales price	$3.36	$4.40	$5.11
Lease operating expenses	.73	.66	.82
Oil and natural gas production taxes (net of refunds in 2002)	.16	.34	.35
Depletion rate	1.29	1.25	1.28
General and administrative expenses	.50	.28	.25

Holding LLC — Productive Well Summary
      Holding LLC’s production of oil and natural gas is primarily derived from wells located in Texas, Oklahoma, Louisiana, and Arkansas. The following table sets forth Holding LLC’s interests in Productive Wells, by principal area of operation, as of December 31, 2004:

	Oil		Natural Gas		Total

	Gross	Net	Gross	Net	Gross	Net

Area:
Mid-Continent	35	11	210	99	245	110
East and West Texas	155	150	207	113	362	263
Gulf Coast	15	7	56	22	71	29

Total	205	168	473	234	678	402

Holding LLC — Leasehold Acreage
      The following table shows the approximate Gross and Net Acres in which Holding LLC had a leasehold interest as of December 31, 2004:

	Developed		Undeveloped
	Acreage		Acreage

	Gross	Net	Gross	Net

Area:
Mid-Continent	67,101	36,037	640	248
East and West Texas	38,103	23,029	84,709	25,393
Gulf Coast	23,536	7,881	4,278	1,367

Totals	128,740	66,947	89,627	27,008

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
      Substantially all of Holding LLC’s producing oil and natural gas properties are located on leases held by Holding LLC for an indeterminate number of years as long as production is maintained. All of Holding LLC’s non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. Holding LLC is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Delay rentals were approximately $0.07 million, $0.08 million and $0.2 million for the years ended December 31, 2002, 2003 and 2004 and could increase or decrease in future periods depending on Holding LLC’s lease acquisition activities.

Holding LLC — Drilling Activity
      The following table sets forth Holding LLC’s exploration and development drilling results for the years ended December 31, 2002, 2003 and 2004.

	Year Ended December 31,

	2002		2003		2004

	Gross	Net	Gross	Net	Gross	Net

Exploratory
Productive	6	1.6	29	7.9	52	17.4
Non-productive	1	.4	2	.2	11	3.3

Total	7	2.0	31	8.1	63	20.7

Development
Productive	15	5.3	36	26.0	39	19.0
Non-productive	1	1.0	1	.4	—	—

Total	16	6.3	37	26.4	39	19.0

Combined Total	23	8.3	68	34.5	102	39.7

Holding LLC — Title to Oil and Natural Gas Properties
      Holding LLC has acquired interests in producing wells and undeveloped acreage in the form of Working Interests, Royalty Interests, and Overriding Royalty Interests. To reduce Holding LLC’s financial exposure in any one prospect, Holding LLC often acquires less than 100% of the Working Interest in a prospect. Working Interests held by Holding LLC may, from time to time, become subject to minor liens. Prior to an acquisition, due diligence investigations are made in accordance with standard practices in the industry, which may include securing an acquisition title opinion.
Holding LLC — Production and Sales Prices
      Holding LLC produces oil and natural gas solely in the continental United States. Holding LLC has no obligations to provide a fixed and determinable quantity of oil and/or natural gas in the future under existing contracts or agreements. Nor does Holding LLC refine or process the oil and natural gas it produces, but sells the production to unaffiliated oil and natural gas purchasing companies in the area in which it is produced. Holding LLC expects to sell crude oil on a market price basis and to sell natural gas under contracts to both interstate and intrastate natural gas pipeline companies. Holding LLC currently sells a significant portion of oil pursuant to a contract with Plains Marketing and Transportation. See “Holding LLC — Markets and Customers.”
Holding LLC — Control Over Production Activities
      Holding LLC operated 399 of the 678 producing wells in which it owned an interest as of December 31, 2004. The properties not operated by Holding LLC are operated by unrelated third parties pursuant to operating agreements which are generally standard in the industry. Significant decisions about operations regarding non-operated properties may be determined by the outside operator rather than by Holding LLC. If Holding LLC declines to participate in additional activities proposed by the outside operator under certain operating agreements, Holding LLC will not receive revenues from, and/or will lose its interest in the activity in which it declined to participate.
Holding LLC — Markets and Customers
      The availability of a ready market for any oil and natural gas produced by Holding LLC and the prices obtained for such oil and natural gas depend upon numerous factors beyond its control, including the demand for and supply of oil and natural gas; fluctuations in production and seasonal demand; the availability of adequate pipeline and other transportation facilities; weather conditions; economic conditions; imports of crude oil; production by and agreements among OPEC members; and the effects of state and federal governmental regulations on the import, production, transportation, sale and taxation of oil and natural gas. The occurrence of any factor that affects a ready market for Holding LLC’s oil and natural gas or reduces the price obtained for such oil and natural gas, may adversely affect Holding LLC.
      A large percentage of Holding LLC’s oil and natural gas sales are made to a small number of purchasers. For the year ended December 31, 2004, Plains Marketing and Transportation (“Plains”) accounted for 88.0% of Holding LLC’s oil sales and Riata Energy Company, (“Riata”), Seminole Energy Services (“Seminole”) and Crosstex Energy (“Crosstex”) accounted for 39.5%, 26.1% and 6.7%, respectively of Holding LLC’s gas sales. For the year ended December 31, 2003, Plains accounted for 93.9% of Holding LLC’s oil sales and Riata, Seminole and Crosstex accounted for 49.1%, 11.7% and 14.90%, respectively of Holding LLC’s gas sales. For the year ended December 31, 2002, Plains accounted for 83.1% of Holding LLC’s oil sales and Crosstex, Duke Energy and Oneok Gas Marketing Company accounted for 20%, 11% and 10%, respectively, of Holding LLC’s material natural gas sales. Holding LLC does not believe that the loss of any purchaser would have a material adverse effect on its business because, under prevailing market conditions, other purchasers are readily available.
      The agreement with Plains, entered into in 1993, provides for Plains to purchase Holding LLC’s oil pursuant to West Texas Intermediate posted prices plus a premium. A portion of Holding LLC’s natural gas production is sold pursuant to long-term netback contracts. Under netback contracts, gas purchasers buy gas from a number of producers, process the gas for natural gas liquids, and sell the liquids and residue gas. Each producer receives a fixed portion of the proceeds from the sale of the liquids, and residue gas. The gas purchasers pay for transportation, processing, and marketing of the gas and liquids, and assume the risk of contracting pipelines and processing plants in return for a portion of the proceeds of the sale of the gas and liquids. Generally, because the purchasers are marketing large volumes of hydrocarbons gathered from multiple producers, higher prices may be obtained for the gas and liquids. The remainder of Holding LLC’s natural gas is sold on the spot market under short-term contracts.
Holding LLC — Regulation
      General. Holding LLC’s oil and natural gas exploration, production, and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases Holding LLC’s cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted by federal and state agencies or jurisdictions, the Company is unable to predict the future cost or impact of complying with such laws. Holding LLC believes that it operates in compliance with all federal, state and local regulations.
      Exploration and Production. Holding LLC’s exploration and development operations are subject to various types of regulation at the federal, state, and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the plugging and abandoning of wells. Holding LLC’s operations are also subject to various conservation regulations and rules to protect the correlative rights of mineral interest owners. These include the regulation of the size of drilling and spacing units or proration units, the density of wells which may be drilled, and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of land and leases. In addition, some state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas Holding LLC can produce from its wells and to limit the number of wells or the locations at which Holding LLC can drill. Legislation in Oklahoma and regulatory action in Texas governs the methodology by which the regulatory agencies establish permissible monthly production allowables. Holding LLC cannot predict what effect any change in prorationing regulations might have on its production and sales of natural gas.
      Certain of Holding LLC’s Oil, Gas and Mineral Leases are granted by the federal government and administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation and disbursement of royalty payments to the federal government. The Mineral Lands Leasing Act of 1920 places limitations on the number of acres under federal leases that may be owned in any one state.
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
      The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have contributed to the release or threatened release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons or companies may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Also, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by hazardous substance released into the environment.
      In addition, the U.S. Oil Pollution Act of 1990 (the “OPA”) and regulations promulgated pursuant thereto impose a variety of regulations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. The OPA establishes strict liability for owners of facilities that are the site of a release of oil into “waters of the United States.” While OPA liability more typically applies to facilities near substantial bodies of water, at least one district court has held that OPA liability can attach if the contamination could enter waters that may flow into navigable waters.
      The Resource Conservation and Recovery Act (“RCRA”) and regulations promulgated thereunder govern the generation, storage, transfer and disposal of hazardous wastes. RCRA, however, currently excludes from the definition of hazardous wastes “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal energy.” Because of this exclusion, many of Holding LLC’s operations are exempt from RCRA regulation. Nevertheless, Holding LLC must comply with RCRA regulations for any of its operations that do not fall within the RCRA exclusion (such as painting activities or use of solvents). On August 8, 1998, EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. The impact is not likely to be any more burdensome to Holding LLC than to any other similarly situated company involved in oil and natural gas exploration and production.
      Because oil and natural gas exploration, production and other activities have been conducted at some of Holding LLC’s properties by previous owners and operators, materials from these operations may remain on some of the properties and in some instances require remediation. In addition, Holding LLC has agreed to indemnify some sellers of producing properties from whom Holding LLC has acquired reserves against certain liabilities for environmental claims associated with such properties. While Holding LLC does not believe that costs to be incurred by Holding LLC for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in future material expenditures.
      Additionally, in the course of Holding LLC’s routine oil and natural gas operations, surface spills and leaks, including casing leaks of oil or other materials occasionally occur, and as a result, Holding LLC incurs costs for waste handling and environmental compliance. Moreover, Holding LLC is able to control directly the operations of only those wells for which it acts as the operator. Notwithstanding Holding LLC’s lack of control over wells in which Holding LLC owns an interest but is operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to Holding LLC.
      Holding LLC is also subject to laws and regulations concerning occupational safety and health. While it is not anticipated that Holding LLC will be required in the near future to expend amounts that are material in the aggregate to Holding LLC’s overall operations by reason of occupational safety and health laws and regulations, Holding LLC is unable to predict the ultimate cost of future compliance.
      Marketing and Transportation. Federal legislation and regulatory controls in the United States have historically affected the price of the natural gas produced by Holding LLC and the manner in which such production is marketed. The transportation and sales for resale of natural gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938 (the “NGA”) and the Federal Energy Regulatory Commission (“FERC”) regulations promulgated thereunder. Maximum selling prices of certain categories of natural gas, whether sold in interstate or intrastate commerce, previously were regulated pursuant to The Natural Gas Policy Act of 1978 (“NGPA”). The NGPA established various categories of natural gas and provided for graduated deregulation of price controls of several categories of natural gas and the deregulation of sales of certain categories of natural gas. All price deregulation contemplated under the NGPA has already taken place. Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 (the “Decontrol Act”) terminated all remaining NGA and NGPA price and non-price controls on wellhead sales of domestic natural gas on January 1, 1993. While natural gas producers may currently make sales at uncontrolled market prices, Congress could re-enact price controls in the future.
      In April 1992, the FERC issued its restructuring rule, known as Order No. 636 (“Order No. 636”), that has had a major impact on pipeline operations, services, and rates. The most significant provisions of Order No. 636: (i) required interstate pipelines to provide firm and interruptible transportation solely on an “unbundled” basis, separate from their sales service, and to convert each pipeline’s bundled firm sales service into unbundled firm transportation service; (ii) provided for the issuance of blanket certificates to pipelines to provide unbundled sales service giving all utility customers a chance to purchase their firm supplies from non- pipeline merchants; (iii) required that pipelines provide firm and interruptible transportation service on a basis that is equal in quality for all natural gas supplies, whether purchased from the pipeline or elsewhere; (iv) required that pipelines provide a new, non-discriminatory “no-notice” transportation service that largely replicates the “bundled” sales service previously provided by pipelines; (v) established two new, generic programs for the reallocation of firm pipeline capacity; (vi) required that all pipelines offer access to their storage facilities on a firm and interruptible basis; (vii) provided for pregranted abandonment of pipeline sales agreements, interruptible and firm short-term (defined as one year or less) transportation agreements and conditional pregranted abandonment of firm long-term transportation service; (viii) modified transportation rate design by requiring that all fixed costs related to transportation be recovered through the reservation charge; and (ix) provided mechanisms for the recovery by pipelines of certain transition costs occurring from implementation of Order No. 636.
      The rules contained in Order No. 636, as amended by Order No. 636-A (issued in August 1992) and Order No. 636-B (issued in November 1992) (collectively, “Order No. 636”), are far-reaching and complex. While Order No. 636 does not directly regulate natural gas producers such as Holding LLC, the FERC has stated that Order No. 636 is intended to foster increased competition within the gas industry.

Holding LLC — Operational Hazards and Insurance
      Holding LLC’s operations are subject to all of the risks inherent in oil and natural gas exploration, drilling and production. These hazards can result in substantial losses to Holding LLC due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, or suspension of operations. Holding LLC maintains insurance of various types customary in the industry to cover its operations and believes it is insured prudently against certain of these risks. In addition, Holding LLC maintains operator’s extra expense coverage that provides coverage for the care, custody and control of wells drilled by Holding LLC. Holding LLC’s insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. As a prudent operator, Holding LLC does maintain levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges. However, 100% coverage is not maintained. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on Holding LLC’s financial condition and results of operations. Moreover, no assurance can be given that Holding LLC will be able to maintain adequate insurance in the future at rates it considers reasonable. Holding LLC believes that it operates in compliance with government regulations and in accordance with safety standards which meet or exceed industry standards.
Holding LLC — Competition
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
Our Office Space
      We lease approximately 25,000 square feet of office space in Dallas, Texas and approximately 5,000 square feet in Houston, Texas. We also have a small amount of office space in Odessa and Halletsville, Texas, Yukon, Oklahoma and Iberville Parish, Louisiana for our business activities.
Our Employees
      On March 1, 2005, we have 92 full-time employees. Of these employees, 35 are field-related personnel. We have no collective bargaining agreements with employees and we believe that relations with our employees are generally satisfactory.
Access to Public Filings
      We provide public access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the SEC under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at: http://www.negx.com. These documents are provided as soon as is practicable after filing with the SEC. These documents may also be found at the SEC’s website at http://www.sec.gov. This website address is intended to be an inactive, textual reference only, and none of the material on this website is part of this report.

Item 3.	Legal Proceedings
      On July 7, 2003, we filed a request with the American Arbitration Association for dispute resolution of a claim in the amount of $21,000 against Osprey Petroleum Company, Inc. (“Osprey”) arising out of Osprey’s failure to post bond for certain plugging and abandonment liabilities associated with oil and gas properties that we sold to Osprey in September 2000. Osprey has counterclaimed against us and our affiliates (Holding LLC and Operating LLC) in an amount up to $15 million, alleging fraud and breach of contract related to the sale of such oil and gas properties. The Purchase and Sale Agreement transferring the properties from us to Osprey provides for dispute resolution through binding arbitration utilizing arbitrator(s) experienced in oil and gas transactions. The exclusive venue for any such arbitration is in Dallas, Texas, and the binding, nonappealable judgment by the arbitrator(s) may be entered in any court having competent jurisdiction.
      On February 24, 2005, the American Arbitration Association issued a ruling in favor of us on all issues. We were awarded the following:

(a) $20,500 in post bond premiums alleged to be owed for certain plugging and abandonment liabilities associated with the oil and gas properties sold to Osprey,

(b) $5,422 in expenses associated with our bond claim,

(c) $53,226 in attorneys fees,

(d) $24,617 in administrative expenses paid to the American Arbitration Association,

(e) an order requiring Osprey to post and maintain an acceptable replacement bond,

(f) a finding that Osprey’s counterclaim in the amount of $15 million was without merit, and

(g) a ruling that Osprey is entitled to no recovery of any damages or expenses associated with our bond claim or Osprey’s counterclaim.
We intend to pursue the judgement awarded by the American Arbitration Association. Whether or not we recover 100% of the award will have no material adverse effect on our financial condition or results of operations.
      During 2000 and 2001 we entered into several hedge contracts with Enron North America Corp (“Enron NAC”). In 2001 Enron Corporation and many Enron Corporation affiliates and subsidiaries, including Enron NAC filed for protection under Chapter 11 of the US bankruptcy code. Operating LLC has filed a claim for damages in that bankruptcy proceeding. The hedge contracts related to production from oil and gas properties that were subsequently contributed to Holding LLC and then to Operating LLC. We have filed a claim for damages in the Enron NAC bankruptcy proceeding and we have appointed a representative to the official committee of unsecured creditors. Our claim represents a hedge against future oil and natural gas prices and does not reflect a cash gain or loss. Any recoveries from Enron NAC will become the property of Operating LLC as a result of the Holding LLC Contribution.
      Other than routine litigation incidental to our business operations which we do not consider to be material, there are no additional legal proceedings in which Operating LLC, Holding, LLC or us are defendants.
      Our Plan of Reorganization became effective August 4, 2000 and the Bankruptcy Court issued a final decree effective December 13, 2001 closing the case.

PART II

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.
Market Information
      Our common stock currently trades on the OTC Bulletin Board under the symbol “NEGI”. Neither Holding LLC nor Operating LLC are publicly traded. The following table sets forth, for the periods indicated, the high and low closing sales prices as reported on the OTC Bulletin Board for our stock. The quotations represent prices between dealers in securities and may not include retail mark-up, mark-down, or commission and may not represent actual transactions.

	Common Stock
	Price

	High	Low

Calendar Years by Quarter
2004:
First	$4.55	$2.45
Second	4.10	2.05
Third	2.85	1.20
Fourth	3.25	2.06
2003:
First	$.30	$.30
Second	.71	.64
Third	1.25	1.15
Fourth	2.75	2.50
      On March 1, 2005, the latest practicable date for providing price information, the last quoted price for our common stock was $2.99.
Holders
      As of March 1, 2005, we had approximately 7,500 record holders of our shares of common stock, including multiple nominee holders for an undetermined number of beneficial owners.
Dividends on Common Stock
      We have never paid cash dividends on our common stock and we do not expect to declare cash dividends in the foreseeable future.

Item 6.	Selected Financial Data
      The following table sets forth our selected historical financial and operating data as of and for each of the five years in the period ended December 31, 2004. The financial data was derived from our historical financial statements and is not necessarily indicative of our future performance. The financial data set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere herein.

	Year Ended December 31,

	2000	2001(1)	2002	2003	2004

	(In thousands, except for ratios and per unit data)
Statement of Operations Data:
Oil and natural gas sales	$51,014	$33,176	$—	$—	$—
Accretion of Investment in Holding LLC	—	9,834	32,879	30,141	34,432
Management fees — affiliates	—	2,699	7,637	7,967	11,563
Interest income and other, net	1,672	(336)	36	34	39

Total revenue	52,686	45,373	40,552	38,142	46,034

Costs and expenses:
Lease operating	5,672	3,874	—	—	—
Oil and natural gas production taxes	2,888	1,695	—	—	—
Depreciation, depletion and amortization	11,044	6,163	—	—	—
Salaries and wages	2,466	3,327	4,256	4,349	7,225
Insurance	849	502	588	638	1,002
Rent and utilities	552	597	624	669	699
Other G&A expenses	660	1,505	1,637	1,575	2,219
Interest expense(2)	9,656	21,224	18,964	15,115	13,940

Total costs and expenses	33,787	38,887	26,069	22,346	25,085

Income before reorganization items, income taxes and extraordinary item	18,899	6,486	14,483	15,796	20,949
Reorganization items:
Gain (loss) in restructuring of payables	2,238	(11)	—	—	—
Loss on restatement of interest on Senior Notes(2)	(35,285)	—	—	—	—
Professional fees and other	(1,354)	236	—	—	—
Interest earned on accumulating cash resulting from Chapter 11 proceedings	1,064	—	—	—	—

Income (loss) before income taxes	(14,438)	6,711	14,483	15,796	20,949
Income tax benefit (expense)(5)	—	30,589	(5,068)	(225)	(6,664)

Net income (loss)	$(14,438)	$37,300	$9,415	$15,571	$14,285

Net income per common share before extraordinary item	$2.71	$3.33	$.84	$1.39	$1.28

Net income (loss) per common share, basic and diluted	$(2.10)	$3.33	$.84	$1.39	$1.28

	Year Ended December 31,

	2000	2001(1)	2002	2003	2004

	(In thousands, except for ratios and per unit data)
Cash Flow Data:
Net cash provided by (used in) operating activities	$23,831	$11,537	$(21,266)	$(59,053)	$(16,650)
Net cash used in investing activities	(11,720)	(30,840)	21,653	58,735	15,978
Net cash provided by (used in) financing activities	2,000	(20,935)	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$43,328	$3,090	$3,477	$3,159	$2,488
Working capital (deficit)	19,835	1,673	(40,001)	1,699	2,200
Total assets	118,654	132,709	138,805	99,684	112,113
Long-term debt	210,827	202,471	159,576	148,637	148,637
Stockholders’ deficit	(127,171)	(82,405)	(72,989)	(57,418)	(43,133)

	Year Ended December 31,

	2000	2001(3)	2002(4)	2003(4)	2004(4)

Operating Data:
Production:
Oil (Mbls)	799	428	—	—	—
Natural gas (Mmcf)	7,081	4,333	—	—	—
Natural gas equivalent (Mmcfe)	11,873	6,901	—	—	—
Average sales price:
Oil (per Bbl)	$29.24	$27.70	$—	$—	$—
Natural gas (per Mcf)	3.91	4.92	—	—	—
Unit economics (per Mcfe):
Average sales price	$4.30	$4.81	$—	$—	$—
Lease operating expenses	.48	.56	—	—	—
Oil and natural gas production taxes	.24	.25	—	—	—
Depreciation, depletion and amortization	.93	.89	—	—	—
General and administrative	.38	.50	—	—	—

(1)	As mandated by our Plan of Reorganization we contributed all of our assets and liabilities, except for $4.3 million in cash, to Holding LLC in exchange for a 50% membership interest and certain Guaranteed Amounts and Priority Distributions. The contribution was recorded as of September 1, 2001.

(2)	Accrual of interest on the Company’s Senior Notes was discontinued during the Bankruptcy Proceeding. Approximately $10.5 million of additional interest expense would have been recognized by the Company during 2000, if not for the discontinuation of the interest accrual. As part of the Plan of Reorganization, $35.3 million of interest on the Senior Notes was reinstated.

(3)	Operating data is included only through August 31, 2001 when the oil and natural gas assets were contributed to Holding LLC.

(4)	We had no oil and natural gas operations during 2002, 2003 and 2004 as all the oil and natural gas assets were contributed to Holding LLC effective August 31, 2001.

(5)	See Note 9 in Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our Financial Statements and “Selected Financial Data” and respective notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents the our best present assessment.
      Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future operations to differ materially from our expectations. See “Forward-Looking Statements” at the beginning of this Annual Report.
Overview of our Business
      We are a management company engaged in the business of managing the exploration, development, production and operations of natural gas and oil properties, primarily located in Texas, Oklahoma and Louisiana (both onshore and in the Gulf of Mexico). We manage oil and gas operations of NEG Operating LLC (“Operating LLC”), TransTexas Gas Corporation (“TTG”) and Panaco, Inc. (“Panaco”), all of which are affiliated entities.
      We were incorporated under the laws of the State of Delaware on November 20, 1990 and, prior to February, 1999, operated as an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of natural gas and oil reserves in North America. In February, 1999 we were placed under involuntary, court ordered bankruptcy protection. We jointly proposed with the official committee of unsecured creditors a Plan of Reorganization (the “Plan of Reorganization”) which became effective on August 4, 2000. The final decree closing the case became effective December 13, 2001. Accordingly, we have effectively settled all matters relating to our bankruptcy proceeding.
      As mandated by the Plan of Reorganization and the bankruptcy court, on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding cash of $4.3 million to NEG Holding, LLC (“Holding LLC”). In exchange we received an initial 50% membership interest in Holding LLC. Gascon Partners, (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for an initial 50% ownership interest. Holding LLC is controlled by the managing member (currently Gascon). Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. Concurrently, we entered into a management and operating agreement to manage the operations of Operating LLC.
      In August, 2003 and November, 2004 we entered into agreements to manage the operations of TTG and Panaco, respectively. Both TTG and Panaco are majority owned by affiliates of Carl C. Icahn.
      Due to the substantial uncertainty relating to distributions from Holding LLC, we account for our investment in Holding LLC as a preferred investment. We recognize income from the accretion of our investment in Holding LLC using the interest method. Our revenues are comprised solely of the accretion of our investment in Holding LLC and fees received for the management of Operating LLC, TTG and Panaco.
      Our headquarters are located in Dallas, Texas.
Ownership and Control of Outstanding Stock
      American Real Estate Holdings L.P. (“AREH”) owns 50.1% of our outstanding common stock at December 31, 2004. The general partner of AREH, American Property Investors, Inc. (“API”) is an entity indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), American Real Estate Partners, LLP (“AREP”), which owns 99% in AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC

(“Greenville”). Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J. Mitchell was an employee of affiliates of Arnos and High River, until he retired effective November 1, 2004. Mr. Jack G. Wasserman is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. It is our policy to engage in transactions with related parties on terms that, in our opinion, are no less favorable to us than could be obtained from unrelated parties.
      On January 21, 2005, AREP entered into a purchase agreement to purchase Gascon’s managing membership interest in Holding LLC, including Gascon’s option to redeem our interest in Holding LLC. As of March 1, 2005, AREP had not consummated this transaction.
Our Bankruptcy and Formation of Holding LLC
      On February 11, 1999, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (“Bankruptcy Court”) entered an involuntary petition placing us under protection of the Bankruptcy Court pursuant to Title 11, Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Proceeding”). On July 24, 2000 the Bankruptcy Court entered a subsequent order confirming a Plan of Reorganization that we jointly proposed with the official committee of unsecured creditors. Our Plan of Reorganization became effective on August 4, 2000 and the Bankruptcy Court issued a final decree closing the case effective December 13, 2001. Accordingly, we have effectively settled all matters relating to the Bankruptcy Proceeding.
      As mandated by the Plan of Reorganization and the Bankruptcy Court, on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding cash of $4.3 million to Holding LLC, a Delaware limited liability company which was formed in August 2000. In exchange we received an initial 50% membership interest in Holding LLC. Gascon, an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for an initial 50% ownership interest. Holding LLC is controlled by the managing member (currently Gascon). Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. Concurrently, we entered into a management and operating agreement to manage the operations of Operating LLC.
      In exchange for our 50% membership interest in Holding LLC, we contributed to Holding LLC current assets of $11.5 million, net oil and natural gas assets of $85.0 million and other assets of $4.8 million. The liabilities assumed by Holding LLC were current liabilities of $4.2 million, an intercompany payable to Gascon of $4.8 million and long-term liabilities of $1.0 million. All amounts reflect our book value at the date of contribution. For accounting purposes, the contribution was made as of September, 2001.
The Holding LLC Operating Agreement
      Holding LLC is governed by an operating agreement effective as of May 12, 2001, which provides for management of Holding LLC by Gascon and distributions to us and Gascon based on a prescribed order of distributions (the “Holding LLC Operating Agreement”).
Order of Distributions
      Guaranteed payments (“Guaranteed Payments”) are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding priority amount (the “Priority Amount”). The Priority Amount includes all outstanding debt owed to entities owned or controlled by Mr. Carl C. Icahn, including the amount of our 10.75% Senior Notes (the “Senior Notes”). As of December 31, 2004, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

      Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to us and Gascon shall be made in the following order:

1. Guaranteed Payments are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Mr. Carl C. Icahn, including the amount of our Senior Notes. As of December 31, 2004, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

2. The Priority Amount is to be paid to us. Such payment is to occur by November 6, 2006.

3. An amount equal to the Priority Amount and all Guaranteed Payments paid to us, plus any additional capital contributions made by Gascon, less any distributions previously made by Holding LLC to Gascon, is to be paid to Gascon.

4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by Holding LLC to Gascon, is to be paid to Gascon.

5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of Gascon and our respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement).
      We anticipate that the Priority Amount will be used to pay off our indebtedness (currently held by entities owned or controlled by Carl C. Icahn). The Guaranteed Payments are expected to be sufficient to make the interest payments on our Senior Notes. Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is currently being given accounting recognition. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. After that date, we will continue to monitor payments made to Gascon and, at such time as it would appear that there is any residual value to our 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” (“APB 18”).
Redemption Provision in the Holding LLC Operating Agreement
      The Holding LLC Operating Agreement contains a provision that allows Gascon, or its successor, at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. A determination of the fair market value of such assets shall be made by an independent third party jointly engaged by Gascon and us. Since all of our operating assets and oil and natural gas properties have been contributed to Holding LLC, following such a redemption, our principal assets would consist solely of cash balances.
      In the event that such redemption right is exercised and there is a subsequent liquidation and distribution of the proceeds, we may be obligated to use the proceeds that we would receive for our redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds could be made to our shareholders. Following the payment of our indebtedness, including the outstanding balance of $148.6 million relating to the our Senior Notes and our operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to our shareholders. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.
      On January 25, 2005, Gascon entered into an agreement to sell its managing membership interest in Holding LLC, including Gascon’s option to redeem our interest in Holding LLC.

The Reorganized Company
      As a result of the foregoing transactions and as mandated by the Plan of Reorganization effective May 12, 2001, our principal assets were our remaining cash balances, accounts receivable from affiliates, deferred tax asset and our initial 50% membership interest in Holding LLC, and our principal liabilities were the $10.9 million outstanding under our existing $25 million revolving credit facility with Arnos and our Senior Notes and long-term interest payable on Senior Notes. None of our employees have been transferred to Holding LLC or Operating LLC. We remain highly leveraged following confirmation of the Plan of Reorganization and entry of the final decree closing the Bankruptcy Proceeding. Further, as a result of the terms and conditions of the various agreements related to the repayment of our indebtedness to Arnos and repayment of the Priority Amount and the Guaranteed Payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no proceeds remaining for distribution to our shareholders.
Management Agreements

The Operating LLC Management Agreement
      The management and operation of Operating LLC is being undertaken by us pursuant to the Management Agreement which we entered into with Operating LLC. However, neither our management nor directors control the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC; although the Management Agreement provides that the salary of the Company’s Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is warranted. However, we both have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee that we are paid. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct.

The TTG Management Agreement
      On August 28, 2003, we entered into the TTG Management Agreement whereby we manage TTG. The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas, issued an order confirming the TTG Plan. Affiliates of Mr. Icahn own all of the outstanding stock of TTG. TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and our Vice President, Secretary and General Counsel, respectively, have been appointed to the TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation.
      The TTG Management Agreement provides that we shall be responsible for and have authority with respect to all of the day-to-day management of TTG’s business but shall not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for our services in managing the TTG business, we receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG, (ii) upon 90 days prior written notice by us, (iii) upon 30 days following any day where High River designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court.

The Panaco Management Agreement
      On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for Panaco. In connection with the Panaco Plan, the Company entered into the Panaco Management Agreement pursuant to the Bankruptcy Court’s Order confirming the effective date of the Panaco Plan. Affiliates of Mr. Carl C. Icahn own all of the outstanding stock of the reorganized Panaco. Mr. Bob G. Alexander, our President and CEO, has been appointed to the reorganized Panaco Board of Directors and shall act as the reorganized Panaco’s President. Mr. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to serve in the same capacities for Panaco. In exchange for our management services, Panaco pays us a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administrating the Panaco properties.
Credit Facility
      On March 26, 2003, Holding LLC distributed to us the $10.9 million note outstanding under our revolving credit facility as a distribution of Priority Amount, thereby canceling all outstanding balances due under the credit facility. Also, on March 26, 2003 we entered into an agreement with Arnos and Operating LLC to assign the existing credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC which, thereafter, made a $40.5 million distribution of Priority Amount and a $2.3 million Guaranteed Payment to us. We utilized these funds to pay the entire amount of the long-term interest on the Senior Notes and interest accrued thereon outstanding on March 27, 2003. The Arnos facility was canceled on December 27, 2003 in conjunction with the Operating LLC credit facility described below. As a result, we no longer have a credit facility.
Operating LLC Credit Facility
      On December 29, 2003, Operating LLC entered into the Credit Agreement with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents. The Credit Agreement provides for a loan commitment amount of up to $120 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). As a condition to the closing of the Credit Agreement, the lenders required that Operating LLC terminate its secured loan arrangement with Arnos. At the closing of the Credit Agreement, Operating LLC borrowed $43.8 million to repay $42.9 million owed by Operating LLC to Arnos under the secured loan arrangement which was then terminated and to pay administrative fees in connection with this borrowing.
      The Credit Agreement provides for a loan commitment amount of up to $120 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). The Credit Agreement provides further that the amount available to Operating LLC at any time is subject to certain restrictions, covenants, conditions and changes in the borrowing base calculation. In partial consideration of the loan commitment amount, Operating LLC has pledged a continuing security interest in all of its oil and natural gas properties and its equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.

      The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Operating LLC was not in compliance with the minimum interest coverage ratio covenant at December 31, 2004. Operating LLC obtained a waiver of compliance with respect to this covenant for the period ended December 31, 2004. Operating LLC was in compliance with all other covenants at December 31, 2004.
      As a condition to the lenders obligations under the Credit Agreement, the lenders required that Gascon, Holding LLC, Operating LLC and us execute and deliver at the closing that certain Pledge Agreement and Irrevocable Proxy in favor of Bank of Texas, N.A., its successors and assigns, the (“Pledge Agreement”). Pursuant to the terms of the Pledge Agreement, in order to secure the performance of the obligations of Operating LLC (i) we and Gascon have pledged our 50% membership interest in Holding LLC (such interests constituting 100% of the outstanding equity membership interest of Holding LLC); (ii) Holding LLC has pledged its 100% equity membership interest in Operating LLC; and (iii) Operating LLC has pledged its 100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (i), (ii) and (iii) above are collectively referred to as the “Collateral”). The Pledge Agreement also provides for a continuing security interest in the Collateral and that Bank of Texas, N.A. as the Collateral Agent is the duly appointed attorney-in-fact of Operating LLC. The Collateral Agent may take all action deemed reasonably necessary for the maintenance, preservation and protection of the Collateral and the security interest therein until such time that all of Operating LLC’s obligations under the Credit Agreement are fulfilled, terminated or otherwise expired. If under the Credit Agreement an event of default shall have occurred and is continuing, the Collateral Agent may enforce certain rights and remedies, including, but not limited to the sale of the Collateral, the transfer of all or part of the Collateral to the Collateral Agent or its nominee and/or the execution of all endorsements, assignments, stock powers and other instruments of conveyance or transfer with respect to all or part of the Collateral.
      The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Operating LLC was not in compliance with the minimum interest coverage ratio covenant at December 31, 2004. Operating LLC obtained a waiver of compliance with respect to this covenant for the period ended December 31, 2004. Operating LLC was in compliance with all other covenants at December 31, 2004.
      Other than our encumbrance of our 50% membership interest in Holding LLC and our indemnification of the Collateral Agent as set forth in the Pledge Agreement, we have incurred no obligations under the Credit Agreement, nor do we act as guarantor of the obligations of Operating LLC or any other guarantor or other entity thereunder.
Results of Operations
      On September 12, 2001 we contributed all of our operating assets and oil and natural gas properties, excluding cash of $4.3 million to Holding LLC, in exchange for an initial 50% membership interest (“LLC Contribution”). For tax and valuation purposes the effective date is May 1, 2001, however, for financial reporting purposes the transaction is as of September 1, 2001. Operations from September 1 to September 12 were not significant. Subsequent to the contribution, our primary sources of income have been the accretion of our investment in Holding LLC and management fees from affiliates.
Accretion of Our Investment in Holding LLC
      We originally recorded our investment in Holding LLC at the historical cost of the oil and gas properties contributed to Holding LLC. Based on internal and external estimates of reserves and cash flows, we anticipate that we will collect the Guaranteed Payments and Priority Amount through 2006. However, there is substantial uncertainty that there will be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to Gascon. Due to this uncertainty, we account for our investment in Holding LLC as a preferred investment. Accordingly, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through 2006, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment.
      Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is currently being given accounting recognition. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. After that date, we will continue to monitor payments made to Gascon and, at such time as it would appear that there is any residual value to our 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. We account for our residual equity investment in Holding LLC in accordance with APB 18.
      Accretion income is based on our best estimates of timing of cash flows of distributions and could vary significantly from the expected amounts.
Management Fees from Affiliates
      During the three year period ended December 31, 2004, we received management fees from the management agreements described above as follows:

	2002	2003	2004

Operating LLC	$7,637,285	$6,629,001	$6,161,919
TTG	—	1,338,000	4,675,525
Panaco	—	—	725,282

Total	$7,637,285	$7,967,001	$11,562,726

Costs and Expenses
      Our cost and expenses are as follows:

	Year Ended December 31,

	2002	2003	Variance	%	2003	2004	Variance	%

Salaries and wages	$4,256,386	$4,348,645	$92,259	2	$4,348,645	$7,224,605	$2,875,960	66
Insurance	587,600	637,585	49,985	9	637,585	1,001,644	364,059	57
Rent and utilities	624,322	668,802	44,480	7	668,802	699,674	30,872	5
Other G&A Expenses	1,636,541	1,575,514	(61,027)	(4)	1,575,514	2,218,752	643,238	41
Interest expense	18,964,052	15,114,928	(3,849,124)	(20)	15,114,928	13,940,391	(1,174,537)	(8)

Total cost & expenses	$26,068,901	$22,345,474			$22,345,474	$25,085,066

      Interest expense decreased in 2003 from 2002 due to the reduction in outstanding debt. We paid off the reinstated interest and credit facility in 2003. Interest expense decreased in 2004 for the same reason.
      Salaries and wages along with insurance increased from 2003 to 2004 due to the increase in the number employees needed to manage TTG and Panaco.
      Other G&A expenses increased from 2003 to 2004 due to a variety of items including costs associated with Sarbanes-Oxley compliance and implementation of additional corporate governance controls.
Deferred Income Tax Asset
      As of December 31, 2004, we had consolidated net operating loss carryforwards of approximately $75.9 million for income tax reporting purposes which begin expiring in 2009. Prior to the formation of

Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in our opinion, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, we again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, that, more likely than not we will realize a partial benefit from the loss carryforwards. Accordingly, we recorded a deferred tax asset of $25.5 million, $25.9 million and $19.2 million as of December 31, 2002, 2003 and 2004, respectively. We reduced the valuation allowance by $5.1 million in 2003 and $1.3 million in 2004. Ultimate realization of the deferred tax asset is dependent upon, among other factors, our ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subject to additional changes in the valuation allowance, subsequent periods will reflect a full effective tax rate provision.
Liquidity and Capital Resources
      Net cash used in operating activities was $16.6 million for the year ended December 31, 2004, compared to net cash used in operating activities of $59.1 million for the same period in 2003. This decrease is due to the repayment of accrued interest on Senior Notes — affiliates in 2003 compared to 2004.
      Net cash used in operating activities was $59.1 million for the year ended December 31, 2003, compared to net cash used in operating activities of $21.3 million for the same period in 2002. This increase is due to the repayment of accrued interest on Senior Notes — affiliates.
      Net cash provided by investing activities was $16.0 million for 2004 compared with net cash provided by investing activities of $58.7 million for 2003. Net cash provided by investing activities in 2003 consisted of Guaranteed Payments and distributions of the Priority Amount from Holding LLC. In 2004 we did not receive a distribution of the Priority Amount, only Guaranteed Payments.
      Net cash provided by investing activities was $58.7 million for 2003 compared with net cash provided by investing activities of $21.6 million for 2002. Net cash provided by investing activities in 2003 consisted of Guaranteed Payments and distributions of the Priority Amount from Holding LLC.
      There was no cash used in or provided by financing activities in 2002, 2003 or 2004.
      The Guaranteed Payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006. The fees received under the Management Agreement, the TTG Management Agreement and the Panaco Management Agreement are expected to be sufficient to fund our operations. While there is no assurance, we currently anticipate that the distributions of the Priority Amount will be sufficient to repay the Senior Notes due 2006.
      Our working capital surplus at December 31, 2004 was $2.2 million compared to a working capital surplus at December 31, 2003 of $1.7 million and a working capital deficit of $40.0 million at December 31, 2002. Effective with the Priority Amount distribution in March 2003, working capital increased by $43 million.

Table of Contractual Obligations
      The following table is a summary of contractual obligations as of December 31, 2004.

	Payment Due by Period

		Less Than	One-Three	Four-Five	After
	Total	One Year	Years	Years	Five Years

Senior Notes	$148,637,000	$—	$148,637,000	$—	$—
Interest payments	31,956,956	15,978,478	15,978,478	—	—
Rent	1,830,015	610,005	1,220,010	—	—

Total	$182,423,971	$16,588,483	$165,835,488	$—	$—

Future Capital and Financing Requirements
      Although we are highly leveraged following confirmation of the Plan of Reorganization, we expect that cash flows from Guaranteed Payments, Priority Distributions and management fees from affiliates will be sufficient to fund our operations and debt service. However, no assurances can be given that Holding LLC will generate sufficient cash flows to make these payments and in that event, we would not be able to meet our obligations.
Off Balance Sheet Arrangements
      We have no off balance sheet financing arrangements.
Critical Accounting Policies and Estimates
      We follow certain significant accounting policies when preparing our consolidated financial statements. A complete summary of these policies is included in Note 1 of Notes to Consolidated Financial Statements.
      Certain of the policies require us to make significant and subjective estimates, which are sensitive to deviations of actual results from management’s assumptions. In particular, management makes estimates regarding (i) the total amount and timing of Guaranteed Payments and Priority Amount distributions that will actually be received from Holding LLC in determining the amount of accretion income to be recorded; and, (ii) estimates of future taxable income in determining the amount of deferred tax assets which are more likely than not be realized.
      The Holding LLC operating agreement requires payment of the Guaranteed Payments and Priority Amount to us in order to pay interest on senior debt and the principal amount of the debt of $148.6 million in 2006. After we receive the Guaranteed Payments and Priority Amount that total approximately $300 million (which includes the $148.6 million), the Holding LLC Operating Agreement requires the distribution of an equal amount to Gascon. Holding LLC is contractually obligated to make the Guaranteed Payments and Priority Amount distributions to us and Gascon before any distributions can be made to the LLC interest.
      We originally recorded our investment in Holding LLC at the historical cost of the oil and gas properties contributed to Holding LLC. In evaluating the appropriate accounting to be applied to this investment, we anticipated we will collect the Guaranteed Payments and Priority Amount through 2006. However, based on cash flow projections prepared by the management of Holding LLC and its reserve engineers, there is substantial uncertainty that there will be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to Gascon. Due to this uncertainty, we have been accreting our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through 2006, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment. Our rights upon liquidation of Holding LLC are identical to those described above, and the Company considered those rights in determining the appropriate presentation.

      Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is currently being given accounting recognition. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. After that date, we will continue to monitor payments made to Gascon and, at such time as it would appear that there is any residual value to our 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. We account for our residual equity investment in Holding LLC in accordance with APB 18.
      The ability of Holding LLC to make the Guaranteed Payments and distributions of Priority Amounts may be significantly impacted by the market prices of natural gas and crude oil and the ability of Holding LLC to effectively replace existing natural gas and crude oil reserves. Current estimates could change if future events are different than assumed by management.
      Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, more likely than not we will realize a partial benefit from the loss carryforwards. Ultimate realization of the deferred tax asset is dependent upon, among other factors, our ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.
Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) that will require compensation costs related to share-based payment transactions (issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. For us, SFAS 123(R) is effective for the first reporting period after June 15, 2005. Entities that use the fair-value-based method for either recognition or disclosure under SFAS 123 are required to apply SFAS 123(R) using a modified version of prospective application. Under this method, an entity records compensation expense for all awards it grants after the date of adoption. In addition, the entity is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, entities may elect to adopt SFAS 123(R) using a modified retrospective method where by previously issued financial statements are restated based on the expense previously calculated and reported in their pro forma footnote disclosures. We did not have any share based or liability based instruments for any years presented, therefore the adoption of SFAS 123(R) will have no effect on us.
      On December 16, 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetary exchanges of similar productive assets. SFAS 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not have any nonmonetary transactions for any period presented that this Statement would apply. We do not expect the adoption of SFAS 153 to have a material impact on our financials statements.

Changes in Prices
      Oil and natural gas prices are subject to seasonal and other fluctuations that are beyond our ability to control or predict.
Inflation
      Although certain of our costs and expenses are affected by the level of inflation, inflation has not had a significant effect on our results of operations during the three years ended December 31, 2004.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      As of December 31, 2003 and 2004, we had no exposure to interest, currency or commodity risk.

Item 8.	Financial Statements and Supplementary Data
      Our Financial Statements required by this Item 8 are included as part of Item 15(a)(1) hereof. These Financial Statements also serve as financial statements required pursuant to Rule 15d-21 and Form 11-K of the Exchange Act for the National Energy Group, Inc. Employee Stock Purchase Plan, as such Plan invests solely in the Company’s common stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Conclusion Regarding The Effectiveness Of Disclosure Controls And Procedures
      In accordance with Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes In Internal Control Over Financial Reporting
      In November, 2004 the audit committee authorized and we engaged a third party consultant, Pt Platinum Consulting, LLC, to supplement our staff in complying with financial reporting matters. Pt Platinum Consulting, LLC provides assistance in determining proper accounting for unusual transactions and an additional level of accounting review for our SEC filings.
      In October and November 2004, we implemented a number of improvements in our policies and procedures surrounding our information technology processes and infrastructure. In performing our assessment of internal control over financial reporting, we noted several instances where these policies and procedures were not being followed. The major items were:

•	instances where consultants were allowed unsupervised access to our production systems;

•	limited circumstances where our virus protection systems were disabled due to programming conflicts;

•	lack of a documented and regular reviews of system error files;

•	certain instances of noncompliance with our program change policies and procedures; and

•	lack of thorough testing of our data recovery processes.

      In the aggregate, these constitute a significant deficiency in our internal control over financial reporting. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
      We have discussed these control deficiencies with our audit committee and Grant Thornton LLP and have implemented remediation actions which are expected to be completed in the first quarter of 2005.
      Other than the items mentioned above, no other changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31,2004. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate.

      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included below:
Auditors’ Report on Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
National Energy Group, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting, that National Energy Group, Inc. (the “Company”) (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of National Energy Group, Inc. as of December 31, 2004, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended, and our report dated March 4, 2005 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP
Houston, Texas
March 4, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item 10 will be provided in the sections entitled “Director Election”, “Management” and “Certain Relationships and Related Transactions” in our definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (the “Proxy Statement”), and is incorporated herein by reference.
      We have adopted a Code of Business Conduct and Ethics that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.negx.com. Changes to and waivers granted with respect to this Code of Business Conduct and Ethics related to officers identified above, and other executive officers and directors of the Company that it is required to disclose pursuant to applicable rules and regulations of the Commission will also be posted on the our website and a Current Report on Form 8-K will be filed within 4 days of the change or waiver.

Item 11.	Executive Compensation
      The information required by this Item 11 will be provided in the section entitled, “Executive Compensation” in our definitive proxy statement that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2004, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this item 12 will be provided in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2004, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item 13 will be provided in the section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2004 and is incorporated herein by reference.

Item 14.	Principle Accounting Fees and Services
      The information requested by this Item 14 will be provided in the section entitled “Principle Accounting Fees and Services” in our definitive proxy statement that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2004 and is incorporated herein by reference.

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
      (b) Exhibits:

Reference is made to the Index to Exhibits immediately following the Notes to Consolidated Financial Statements for a list of all exhibits filed as part of this report.

Glossary
      Wherever used herein, the following terms shall have the meaning specified.
      Bbl — One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.
      Bcf — One billion cubic feet.
      Bcfe — One billion cubic feet of Natural Gas Equivalent.
      Behind the Pipe — Hydrocarbons in a potentially producing horizon penetrated by a well bore the production of which has been postponed pending the production of hydrocarbons from another formation penetrated by the well bore. The hydrocarbons are classified as proved but non-producing reserves.
      Developed Acreage — Acres which are allocated or assignable to producing wells or wells capable of production.
      Development Well — A well drilled within the proved area of an oil and natural gas reservoir to the depth of stratigraphic horizon known to be productive.
      Dry Well — A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
      Exploratory Well — A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.
      Gross Acres or Gross Wells — The total acres or wells, as the case may be, in which a Working Interest is owned.
      Infill Well — A well drilled between known producing wells.
      Mbbl — One thousand Bbl.
      Mcf — One thousand cubic feet.
      Mcfe — One thousand cubic feet of Natural Gas Equivalent.
      Mmcf — One million cubic feet.
      Mmcfe — One million cubic feet of Natural Gas Equivalent.
      Natural Gas Equivalent — The ratio of one Bbl of crude oil to six Mcf of natural gas.
      Net Acres or Net Wells — The sum of the fractional Working Interests owned in Gross Acres or Gross Wells.
      NYMEX — New York Mercantile Exchange.
      Oil, Gas and Mineral Lease — An instrument by which a mineral fee owner grants to a lessee the right for a specific period of time to explore for oil and natural gas underlying the lands covered by the lease and the right to produce any oil and natural gas so discovered generally for so long as there is production in economic quantities from such lands.
      OPEC — Organization of Petroleum Exporting Countries.
      Overriding Royalty Interest — A fractional undivided interest in an oil and natural gas property entitling the owner of a share of oil and natural gas production, in addition to the usual royalty paid to the owner, free of costs of production.
      PDNP — Proved developed, nonproducing, or Behind the Pipe reserves.
      Productive Well — A well that is producing oil or natural gas or that is capable of production.

      Proved Developed Producing Reserves — Proved reserves that can be expected to be recovered from currently producing zones under the continuation of present operating methods.
      Proved Developed Reserves — Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
      Proved Reserves — The estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.
      Proved Undeveloped Reserves — Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion.
      PUD — See Proved Undeveloped Reserves.
      PV 10% — The discounted future net cash flows for Proved Reserves of oil and natural gas computed on the same basis as the Standardized Measure, but without deducting income taxes and asset retirement obligations, which is not in accordance with generally accepted accounting principles. PV 10% is an important financial measure for evaluating the relative significance of oil and natural gas properties and acquisitions, but should not be construed as an alternative to the Standardized Measure (as determined in accordance with generally accepted accounting principles).
      Revenue Interest — The interest in a lease or well that receives a proportionate share of all revenues from that lease or well as identified in the division order.
      Royalty Interest — An interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.
      Secondary Recovery — A method of oil and natural gas extraction in which energy sources extrinsic to the reservoir are utilized.
      Standardized Measure — The estimated future net cash flows from Proved Reserves of oil and natural gas computed using prices and costs, at the date indicated, after income taxes and discounted at 10%.
      Undeveloped Acreage — Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains Proved Reserves.
      Working Interest — The operating interest which gives the owner the right to participate in the drilling, producing, and conducting operating activities on the property and a share of all costs of exploration, development, and operations and all risks in connection therewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ENERGY GROUP, INC.

By:	/s/ BOB G. ALEXANDER

Bob G. Alexander
President and Chief Executive Officer
March 15, 2005

By:	/s/ RANDALL D. COOLEY

Randall D. Cooley
Vice President and Chief Financial Officer
March 15, 2005
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on March 15, 2005.

/s/ BOB G. ALEXANDER Bob G. Alexander	President, Chief Executive Officer and Director

/s/ MARTIN L. HIRSCH Martin L. Hirsch	Director

/s/ ROBERT H. KITE Robert H. Kite	Director

/s/ ROBERT J. MITCHELL Robert J. Mitchell	Director

/s/ JACK G. WASSERMAN Jack G. Wasserman	Director

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
Financial Statement Schedules
      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
National Energy Group, Inc:
      We have audited the accompanying balance sheet of National Energy Group, Inc. (“the Company”) and as of December 31, 2003 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Energy Group, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Dallas, Texas
March 12, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
National Energy Group, Inc.
      We have audited the accompanying balance sheet of National Energy Group, Inc. (the “Company”) as of December 31, 2004, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Energy Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005 expressed an unqualified opinion.

GRANT THORNTON LLP
Houston, Texas
March 4, 2005

NATIONAL ENERGY GROUP, INC.
BALANCE SHEETS

	December 31,

	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$3,158,816	$2,487,672
Accounts receivable — other	149,498	191,802
Accounts receivable — affiliates	812,231	2,207,767
Other	268,029	184,188

Total current assets	4,388,574	5,071,429
Investment in Holding LLC	69,346,495	87,799,748
Deferred tax assets	25,949,007	19,241,529

Total assets	$99,684,076	$112,112,706

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,943	$208,802
Accrued interest on senior notes — affiliates	2,663,080	2,663,080

Total current liabilities	2,690,023	2,871,882
Long term liabilities:
Senior notes — affiliates	148,637,000	148,637,000
Deferred gain on senior note redemption	5,774,604	3,736,508
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value:
Authorized shares — 15,000,000 at December 31, 2003 and 2004; Issued and outstanding shares — 11,190,650 at December 31, 2003 and 2004	111,907	111,907
Additional paid-in capital	123,020,121	123,020,121
Accumulated deficit	(180,549,579)	(166,264,712)

Total stockholders’ deficit	(57,417,551)	(43,132,684)

Total liabilities and stockholders’ deficit	$99,684,076	$112,112,706

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2003	2004

Revenues:
Accretion of Investment in Holding LLC	$32,878,642	$30,141,171	$34,431,731
Management fees from affiliates	7,637,285	7,967,001	11,562,726
Interest income and other, net	36,074	33,508	39,310

Total revenue	40,552,001	38,141,680	46,033,767
Costs and expenses:
Salaries and wages	4,256,386	4,348,645	7,224,605
Insurance	587,600	637,585	1,001,644
Rent and utilities	624,322	668,802	699,674
Other general and administrative expenses	1,636,541	1,575,514	2,218,752
Interest expense	18,964,052	15,114,928	13,940,391

Total costs and expenses	26,068,901	22,345,474	25,085,066

Income before income taxes	14,483,100	15,796,206	20,948,701
Income tax expense	(5,067,705)	(224,573)	(6,663,834)

Net income	$9,415,395	$15,571,633	$14,284,867

Earnings per share:
Net income per common share, basic and diluted	$.84	$1.39	$1.28

Weighted average number of common shares outstanding	11,190,650	11,190,650	11,190,650

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

Operating Activities
Net income	$9,415,395	$15,571,633	$14,284,867
Deferred gain amortization — interest reduction	(2,038,095)	(2,038,092)	(2,038,095)
Accretion of Investment in Holding LLC	(32,878,642)	(30,141,171)	(34,431,731)
Deferred income taxes	5,067,705	(427,269)	6,663,834
Changes in operating assets and liabilities:
Accounts receivable	580,460	(354,731)	(1,394,197)
Other current assets	(132,207)	51,379	83,841
Accounts payable and accrued liabilities	(1,280,546)	(41,715,038)	181,859

Net cash used in operating activities	(21,265,930)	(59,053,289)	(16,649,622)

Investing Activities
Guaranteed Payment from Holding LLC	21,652,819	18,228,784	15,978,478
Priority Amount distribution from Holding LLC	—	40,506,071	—

Net cash provided by investing activities	21,652,819	58,734,855	15,978,478

Increase (decrease) in cash and cash equivalents	386,889	(318,434)	(671,144)
Cash and cash equivalents at beginning of period	3,090,361	3,477,250	3,158,816

Cash and cash equivalents at end of period	$3,477,250	$3,158,816	$2,487,672

Supplemental Cash Flow Information
Interest paid in cash	$22,246,984	$50,860,483	$15,978,478

Non Cash Financing and Investing Activities
Contribution of note from Holding LLC	$—	$10,939,750	$—

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock				Total
			Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit

Balance at December 31, 2001	11,190,650	$111,907	$123,020,121	$(205,536,607)	$(82,404,579)
Net income	—	—	—	9,415,395	9,415,395

Balance at December 31, 2002	11,190,650	$111,907	$123,020,121	$(196,121,212)	$(72,989,184)
Net income	—	—	—	15,571,633	15,571,633

Balance at December 31, 2003	11,190,650	$111,907	$123,020,121	$(180,549,579)	$(57,417,551)
Net income	—	—	—	14,284,867	14,284,867

Balance at December 31, 2004	11,190,650	$111,907	$123,020,121	$(166,264,712)	$(43,132,684)

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

1.	Background and Bankruptcy Filing
      We are a management company engaged in the business of managing the exploration, development, production and operations of natural gas and oil properties, primarily located in Texas, Oklahoma, Arkansas and Louisiana (both onshore and in the Gulf of Mexico). We manage oil and gas operations of NEG Operating LLC (“Operating LLC”), TransTexas Gas Corporation (“TTG”) and Panaco, Inc. (“Panaco”), all of which are affiliated entities.
      We were incorporated under the laws of the State of Delaware on November 20, 1990 and, prior to February, 1999, operated as an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of natural gas and oil reserves in North America. In February, 1999 we were placed under involuntary, court ordered bankruptcy protection. We jointly proposed with the official committee of unsecured creditors a Plan of Reorganization (the “Plan of Reorganization”) which became effective on August 4, 2000. The final decree closing the case became effective December 13, 2001. Accordingly, we have effectively settled all matters relating to our bankruptcy proceeding.
      As mandated by the Plan of Reorganization and the bankruptcy court on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding cash of $4.3 million to NEG Holding, LLC (“Holding LLC”). In exchange we received an initial 50% membership interest in Holding LLC. Gascon Partners, (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for an initial 50% ownership interest. Holding LLC is controlled by the managing member (currently Gascon). Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. Concurrently, we entered into a management and operating agreement to manage the operations of Operating LLC.
      In August, 2003 and November, 2004 we entered into agreements to manage the operations of TTG and Panaco, respectively. Both TTG and Panaco are owned by entities owned or controlled by Carl C. Icahn.
      In exchange for our 50% membership interest in Holding LLC, we contributed to Holding LLC current assets of $11.5 million, net oil and natural gas assets of $85.0 million and other assets of $4.8 million. The liabilities assumed by Holding LLC were current liabilities of $4.2 million, an intercompany payable to Gascon of $4.8 million and long-term liabilities of $1.0 million. All amounts reflect book fair value at the date of contribution.
      Holding LLC is governed by an operating agreement effective as of May 12, 2001, which provides for management of Holding LLC by Gascon and distributions to us and Gascon based on a prescribed order of distributions (the “Holding LLC Operating Agreement”).
      The Holding LLC Operating Agreement contains a provision that allows Gascon, or its successor, at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of our operating assets and oil and natural gas properties have been contributed to Holding LLC, as noted above, following such a redemption, our principal assets would consist solely of our cash balances. In the event that such redemption right is exercised by Gascon, we may be obligated to use the proceeds that we would receive for our redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to our shareholders. Following the payment of our indebtedness (currently held by entities owned or controlled by Carl C. Icahn) and our operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to our shareholders.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      As a result of the terms and conditions of the various agreements related to the repayment of our indebtedness and repayment of a like amount (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no amounts remaining for distribution to our stockholders.
      American Real Estate Holdings L.P. (“AREH”) owns 50.1% of our outstanding common stock at December 31, 2004. The general partner of AREH, American Property Investors, Inc. (“API”) is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), American Real Estate Partners, LLP (“AREP”), which owns 99% in AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J. Mitchell was an employee of affiliates of Arnos and High River, however he retired effective November 1, 2004. Mr. Jack G. Wasserman is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. Our policy is to engage in transactions with related parties on terms that in our opinion, are no less favorable to our company than could be obtained from unrelated parties.
      We remain highly leveraged after confirmation of the Plan of Reorganization.

2.	Significant Accounting Policies

Basis of Presentation
      Our contribution of all of our operating assets and oil and natural gas properties occurred on September 12, 2001. For tax and valuation purposes, the effective date is as of May 1, 2001, however, solely for financial reporting purposes the transaction is as of September 1, 2001. Operations from September 1 to September 12 were not significant. Management fees and guaranteed payments accruing from May 1 through September 1, 2001 aggregating $7,465,694 were recorded as an increase to additional paid-in capital.

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

Investment in Holding LLC
      Guaranteed payments (“Guaranteed Payments”) are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding priority amount (the “Priority Amount”). The Priority Amount includes all outstanding debt owed to entities owned or controlled by Mr. Carl C. Icahn, including the amount of our 10.75% Senior Notes (the “Senior Notes”). As of December 31, 2004, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.
      There is substantial uncertainty that we will receive any distribution above the Priority Amount and Guaranteed Payment amounts. Due to the uncertainty, we accrete our investment in Holding LLC at the

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through 2006, recognizing the accretion income in earnings. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” (“APB 18”).
      Quarterly we evaluate the propriety of the carrying amount of its investment in Holding LLC to determine whether current events or circumstances warrant adjustments to the carrying value for any other than temporary impairment and/or revisions to accretion of income. We currently believe that no such impairment has occurred and that no revision to the accretion of income is warranted.

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

Financial Instruments
      See Notes 4 and 5 for disclosure of the fair value of borrowings under our 10 3/4% Senior Notes.
      At December 31, 2003 and 2004, the carrying value of our accounts receivable approximates fair value.

Earnings (Loss) Per Share
      Earnings (loss) per share is computed in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share. Basic earnings per share data is computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. We have no potentially dilutive securities outstanding for any years presented, therefore, both basic and diluted income per share are identical for all years.

Comprehensive Income
      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between net earnings and total comprehensive income in 2002, 2003 or 2004.

Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) that will require compensation costs related to share-based payment transactions (issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
provides service in exchange for the award. Statement 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. For us, SFAS 123(R) is effective for the first reporting period after June 15, 2005. Entities that use the fair-value-based method for either recognition or disclosure under SFAS 123 are required to apply SFAS 123(R) using a modified version of prospective application. Under this method, an entity records compensation expense for all awards it grants after the date of adoption. In addition, the entity is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Entities may elect to adopt SFAS 123(R) using a modified retrospective method whereby previously issued financial statements are restated based on the expense previously calculated and reported in their pro forma footnote disclosures. We did not have any share based or liability based instruments for any years presented, therefore the adoption of SFAS 123(R) will have no effect on us.
      On December 16, 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetary exchanges of similar productive assets. SFAS 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not have any nonmonetary transactions for any period presented that this Statement would apply. We do not expect the adoption of SFAS 153 to have a material impact on our financials statements.

Reclassifications
      Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.

3.	Management Agreements
      The management and operation of Operating LLC is being undertaken by us pursuant to the Management Agreement (the “Management Agreement”) which we entered into with Operating LLC. However, neither our officers nor directors will control the strategic direction of Operating LLC’s oil and natural gas business including oil and natural gas drilling and capital investments, which shall be controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC; although the Management Agreement provides that the salary of our Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is warranted. However, we both have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee that we are paid. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $7.6 million, $6.6 million and $6.2 million in management fee income for the years ended December 31, 2002, 2003 and 2004, respectively under this Management Agreement.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      On August 28, 2003, we entered into an agreement (the “TTG Management Agreement”) to manage TTG. The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the TTG Plan. Affiliates of Mr. Icahn own all of the outstanding stock of TTG. TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and Vice President, Secretary and General Counsel, respectively, have been appointed to the TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation.
      The TTG Management Agreement provides that we will be responsible for and have authority with respect to all of the day-to-day management of TTG’s business but we will not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for our services in managing the TTG business, we receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG, (ii) upon 90 days prior written notice by us, (iii) upon 30 days following any day where High River designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court. The Company recorded $1.3 million and $4.7 million in management fee income for the years ended December 31, 2003 and 2004, respectively, relating to the TTG Management Agreement.
      On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for Panaco. In connection with the Panaco Plan, we entered into a Management Agreement with Panaco (the “Panaco Management Agreement”) pursuant to the Bankruptcy Court’s Order confirming the effective date of the Panaco Plan. Affiliates of Mr. Carl C. Icahn own all of the outstanding stock of the reorganized Panaco. Mr. Bob G. Alexander, our President and CEO, has been appointed to the reorganized Panaco Board of Directors and shall act as the reorganized Panaco’s President. Mr. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to serve in the same capacities for Panaco. In exchange for our management services, we receive a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administrating the Panaco properties. We recorded $0.7 million in management fee income for the year ended December 31, 2004 under this agreement.
4.     Credit Facility/ Pledge of Our Membership Interest in Holding, LLC
      On March 26, 2003, Holding LLC distributed to us a $10.9 million note outstanding under our revolving credit facility as a distribution of Priority Amount, thereby canceling our indebtedness under the revolving credit facility. Also, on March 26, 2003 we entered into an agreement with Arnos and Operating LLC to assign the credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC who, thereafter, made a $40.5 million distribution of Priority Amount and a $2.3 million Guaranteed Payment to us. We utilized these funds to pay the entire amount of the long-term interest payable on the Senior Notes and interest accrued thereon outstanding on March 27, 2003. The Arnos facility was canceled on December 29, 2003 in conjunction with the Operating LLC credit facility described below.
      As a result of the distribution of the outstanding amounts under the credit facility and the assignment of the credit facility to Operating LLC, we no longer have a credit facility.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

The Operating LLC Credit Facility
      On December 29, 2003, Operating LLC entered into a Credit Agreement (the “Credit Agreement”) with certain commercial lending institutions, including Mizuho as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents.
      The Credit Agreement provides for a loan commitment amount of up to $120 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). The Credit Agreement provides further that the amount available to Operating LLC at any time is subject to certain restrictions, covenants, conditions and changes in the borrowing base calculation. In partial consideration of the loan commitment amount, Operating LLC has pledged a continuing security interest in all of its oil and natural gas properties and its equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.
      At Operating LLC’s option, interest on borrowings under the Credit Agreement bear interest at a rate based upon either the prime rate or the LIBOR rate plus, in each case, an applicable margin that, in the case of prime rate loans, can fluctuate from 0.75% to 1.50% per annum, and, in the case of LIBOR rate loans, can fluctuate from 1.75% to 2.50% per annum. Fluctuations in the applicable interest rate margins are based upon Operating LLC’s total usage of the amount of credit available under the Credit Agreement, with the applicable margins increasing as the Operating LLC’s total usage of the amount of the credit available under the Credit Agreement increases. The Credit Agreement expires on September 1, 2006.
      At the closing of the Credit Agreement, Operating LLC borrowed $43.8 million to repay $42.9 million owed by Operating LLC to Arnos under the secured loan arrangement which was then terminated and to pay administrative fees in connection with this borrowing. Operating LLC intends to use any future borrowings under the Credit Agreement to finance potential acquisitions.
      Draws made under the credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. During the current fiscal year, Operating LLC’s outstanding balances thereunder have ranged from a low of $44 million to a high of $52 million. As of December 31, 2004 the outstanding balance under the credit facility was $52 million.
      The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Operating LLC was not in compliance with the minimum interest coverage ratio covenant at December 31, 2004. Operating LLC obtained a waiver of compliance with respect to this covenant for the period ended December 31, 2004. Operating LLC was in compliance with all other covenants at December 31, 2004.

Pledge of Our Membership Interest in Holding LLC
      As a condition to the lenders obligations under the Credit Agreement, the lenders required that we, Gascon, Holding LLC and Operating LLC execute and deliver at the closing that certain Pledge Agreement and Irrevocable Proxy in favor of Bank of Texas, N.A., its successors and assigns, the (“Pledge Agreement”). Pursuant to the terms of the Pledge Agreement, in order to secure the performance of the obligations of Operating LLC (i) we and Gascon have pledged our respective 50% membership interests in Holding LLC (such interests constituting 100% of the outstanding equity membership interest of Holding LLC); (ii) Holding LLC has pledged its 100% equity membership interest in Operating LLC; and (iii) Operating LLC has pledged its 100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (i), (ii) and (iii) above are collectively referred to as the “Collateral”). The Pledge Agreement also provides for a continuing security interest in the Collateral and that Bank of Texas, N.A. as the Collateral Agent is the duly appointed attorney-in-fact of Operating LLC. The

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Collateral Agent may take all action deemed reasonably necessary for the maintenance, preservation and protection of the Collateral and the security interest therein until such time that all of Operating LLC’s obligations under the Credit Agreement are fulfilled, terminated or otherwise expired. If under the Credit Agreement an event of default shall have occurred and is continuing, the Collateral Agent may enforce certain rights and remedies, including, but not limited to the sale of the Collateral, the transfer of all or part of the Collateral to the Collateral Agent or its nominee and/or the execution of all endorsements, assignments, stock powers and other instruments of conveyance or transfer with respect to all or part of the Collateral.
      Other than our encumbrance of our 50% membership interest in Holding LLC and our indemnification of the Collateral Agent as set forth in the Pledge Agreement, we have incurred no obligations under the Credit Agreement, nor do we act as guarantor of the obligations of Operating LLC or any other guarantor or other entity thereunder.

5.	Senior Notes Due 2006
      Upon confirmation of the Joint Plan, the Senior Notes were held in their entirety by Arnos and its affiliates. Effective October 2, 2003, the Senior Notes are held by AREH. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and mature in November 2006. The Senior Notes are senior, unsecured obligations that rank pari passu with all of our existing and future senior indebtedness, and senior in right of payment to all future subordinated indebtedness that we may incur. Subject to certain limitations set forth in the indenture covering the Senior Notes (the “Indenture”), we and our subsidiaries may incur additional senior indebtedness and other indebtedness.
      The Indenture contains certain covenants limiting us with respect to the following: (i) asset sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries; (viii) mergers and consolidations; and (ix) transactions with affiliates.
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
      We are unable to reasonably determine the fair value of the Senior Notes at December 31, 2004, due to a lack of available market quotations, credit ratings and inability to determine an appropriate discount rate.
      In August 2001, we redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of long-term interest payable on the Senior Notes for cash consideration of $10.5 million. We paid two Arnos affiliates approximately $0.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001, to the date of redemption. As this was a partial redemption of the Senior Notes, it has been accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million is amortized as a reduction to interest expense over the remaining life of the Senior Notes.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Commitments and Contingencies
      We lease office space under an operating lease. Rental expense charged to operations was approximately $564,000, $606,000 and $628,000 during the years ended December 31, 2002, 2003 and 2004, respectively. Minimum lease payments under future operating lease commitments at December 31, 2004, are as follows:

2005	$610,005
2006	$610,005
2007	$610,005
      We are not a party to any material pending legal proceedings. Our Joint Plan became effective August 4, 2000, at which time we emerged from bankruptcy with the authority to conduct our business operations without Bankruptcy Court approval.

7.	Investment in Holding LLC
      Our investment in Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.
      The following is a summary income statement for Holding LLC for the years ended December 31, 2002, 2003 and 2004.

	2002	2003	2004

Total revenues	$35,900,900	$77,605,944	$78,727,489
Total cost and expenses	(32,064,463)	(46,765,935)	(47,313,051)

Operating income	3,836,437	30,840,009	31,414,438
Other income (expense)	10,089,664	30,071	(2,291,924)

Net income	$13,926,101	$30,870,080	$29,122,514

      Holding LLC was formed in August, 2000 pursuant to a our plan of reorganization. In September, 2001 we contributed oil and natural gas properties in exchange for Holding LLC’s obligation to pay us the Guaranteed Payments and Priority Amount. We also received a 50% membership interest in Holding LLC. Gascon contributed oil and natural gas assets and cash in exchange for future payments and a 50% membership interest in Holding LLC. The Holding LLC Operating Agreement requires payment of the Guaranteed Payments and Priority Amount to us in order to pay interest on senior debt and the principal amount of the debt of $148.6 million in 2006. After we receive the Guaranteed Payments and Priority Amount that total approximately $300 million (which includes the $148.6 million), the Holding LLC Operating Agreement requires the distribution of an equal amount to Gascon. Holding LLC is contractually obligated to make the Guaranteed Payments and Priority Amount distributions to us and Gascon before any distributions can be made to the LLC interest.
      We originally recorded our investment in Holding LLC at the historical cost of the oil and gas properties contributed to Holding LLC. In evaluating the appropriate accounting to be applied to this investment, we anticipate that we will collect the Guaranteed Payments and Priority Amount through 2006. However, based on cash flow projections prepared by the management of Holding LLC and its reserve engineers, there is substantial uncertainty that there will be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to Gascon. Due to this uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through 2006, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment. Our rights upon liquidation of Holding LLC are identical to those described above, and we considered those rights in determining the appropriate presentation.
      Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is currently being given accounting recognition. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. After that date, we will continue to monitor payments made to Gascon and, at such time as it would appear that there is any residual value to our 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. We account for our residual equity investment in Holding LLC in accordance with APB 18.
      The following is a rollforward of the Investment in Holding LLC as of December 31, 2003 and 2004:

	2003	2004

Investment in Holding LLC at beginning of year	$108,879,929	$69,346,495
Priority Amount distribution from Holding LLC	(51,445,821)	—
Guaranteed Payment from Holding LLC	(18,228,784)	(15,978,478)
Accretion of investment in Holding LLC	30,141,171	34,431,731

Investment in Holding LLC at end of year	$69,346,495	$87,799,748

      The Company received a Guaranteed Payment of $10.9 million from Holding LLC in November 2001. The portion of the Guaranteed Payment related to the period prior to the transfer has been reflected as a contribution to our equity.
      The Holding LLC Operating Agreement requires that distributions shall be made to both our company and Gascon as follows:

1. Guaranteed Payments are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Carl C. Icahn, including the amount of our 10.75% Senior Notes. As of December 31, 2004, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

2. The Priority Amount is to be paid to us. Such payment is to occur by November 6, 2006.

3. An amount equal to the Priority Amount and all Guaranteed Payments paid to us, plus any additional capital contributions made by Gascon, less any distribution previously made by Holding LLC to Gascon, is to be paid to Gascon.

4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by Holding LLC to Gascon, is to be paid to Gascon.

5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of our company’s and Gascon’s respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement).

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Stockholders’ Equity

Common Stock
      Holders of common stock are entitled to one vote for each share held of record on all matters voted on by stockholders. The shares of the common stock do not have cumulative voting rights, which means that the holders of more than 50% of the shares of the common stock voting for the election of the directors can elect all of the directors to be elected by holders of the common stock, in which event the holders of the remaining shares of common stock will not be able to elect any director. Upon any liquidation, dissolution, or winding-up of the affairs of the Company, holders of the common stock would be entitled to receive, pro rata, all of the assets of the Company available for distribution to stockholders, after payment of any liquidation preference of any Preferred Stock that may be issued and outstanding at the time. Holders of the common stock have no subscription, redemption, sinking fund, or preemptive rights. We have never paid cash dividends on our common stock and we do not expect to declare cash dividends in the foreseeable future.
      Under terms of the Plan of Reorganization, each holder of common stock received one share of stock in the reorganized Company for every seven shares cancelled as a result of the reorganization. The new certificates were issued pursuant to a registration exemption under Section 1145 of the United States Bankruptcy Code and include a restrictive legend mandated by the Plan of Reorganization which prohibits transactions in our common stock by anyone who is or will become, as a result of any such transaction, a “5 percent shareholder” within the meaning of Section 382 of the Internal Revenue Code. All information relating to shares of common stock for periods prior to confirmation of the Plan of Reorganization have been restated to reflect the effects of this reverse stock split.

9.	Income Taxes
      The (provision) benefit for U.S. federal income taxes attributable to continuing operations is as follows:

	Year Ended December 31,

	2002	2003	2004

Current	$—	$(651,842)	$—
Deferred	(5,067,705)	427,269	(6,663,834)

	$(5,067,705)	$(224,573)	$(6,663,834)

      The reconciliation of income taxes computed at the U.S. federal statutory tax rates to the benefit for income taxes on income from continuing operations is as follows:

	Year Ended December 31,

	2002	2003	2004

Income tax expense at statutory rate	$(5,069,085)	$(5,528,672)	$(7,332,045)
Valuation allowance on deferred tax assets	—	5,313,446	1,286,986
Other	1,380	(9,347)	(618,775)

	$(5,067,705)	$(224,573)	$(6,663,834)

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The computation of the net deferred tax asset follows:

	December 31,

	2003	2004

Deferred tax assets related to:
Investment in Holding LLC	$18,844,927	$5,332,868
Net operating loss carryforwards	20,306,036	26,580,610
AMT credit carryforwards	651,842	608,197
Other, net	2,021,112	1,307,778

	41,823,917	33,829,453
Less valuation allowance	(15,874,910)	(14,587,924)

	$25,949,007	$19,241,529

      At December 31, 2004, we had net operating loss carryforwards available for federal income tax purposes of approximately $75.9 million which begin expiring in 2009. Utilization of approximately $0.2 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of our ownership (as defined in the Internal Revenue Code) and the ownership of Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in our stock ownership. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in our opinion, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, we again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, more likely than not we will realize a partial benefit from the loss carryforwards. Accordingly, we recorded a deferred tax asset of $25.5 million, $25.9 million and $19.2 million as of December 31, 2002, 2003, and 2004, respectively. We reduced the valuation allowance by $5.1 million in 2003 and $1.3 million in 2004. Ultimate realization of the deferred tax asset is dependent upon, among other factors, our ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Quarterly Financial Results (Unaudited)
      Our operating results for each quarter of 2003 and 2004 are summarized below (in thousands, except per share data).

	Three Months Ended

	March 31	June 30	September 30	December 31

Year ended December 31, 2003
Total revenues	$10,632	$8,716	$9,048	$9,746

Total costs and expenses	$6,372	$5,361	$5,076	$5,536

Net income	$2,769	$2,181	$2,582	$8,040

Per common share:
Net income	$.25	$.19	$.23	$.72

Year ended December 31, 2004:
Total revenues	$10,528	$11,088	$11,588	$12,830

Total costs and expenses	$5,916	$6,235	$5,944	$6,990

Net income	$2,998	$3,155	$3,669	$4,463
Per common share:
Net income	$.27	$.28	$.33	$.40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Members
NEG Holding LLC:
      We have audited the accompanying consolidated balance sheet of NEG Holding LLC (“the Company”) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, members’ equity and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEG Holding LLC and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 8 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

KPMG LLP
Dallas, Texas
March 12, 2004

Report of Independent Registered Public Accounting Firm
The Members
NEG Holding LLC:
      We have audited the accompanying consolidated balance sheet of NEG Holding LLC (“the Company”) and subsidiaries as of December 31, 2004, and the related consolidated statement of operations, members’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEG Holding LLC and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP
Houston, Texas
March 4, 2005

NEG HOLDING LLC
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$15,401,433	$882,841
Accounts receivable — oil and natural gas sales	13,214,537	18,220,105
Accounts receivable — joint interest and other (net of allowance of $104,000 in 2003 & 2004)	485,083	495,272
Notes receivable — other (net of allowance of $790,000 in 2004)	1,220,960	489,389
Derivative broker deposit	1,700,000	—
Drilling prepayments	1,106,871	858,114
Other	286,399	2,200,156

Total current assets	33,415,283	23,145,877
Oil and natural gas properties, at cost (full cost method):
Subject to ceiling limitation	507,250,803	573,069,515
Accumulated depreciation, depletion, and amortization	(322,443,045)	(343,485,274)

Net oil and natural gas properties	184,807,758	229,584,241
Other property and equipment	4,838,114	5,055,490
Accumulated depreciation	(3,746,317)	(4,063,781)

Net other property and equipment	1,091,797	991,709
Note receivable	1,827,000	3,090,000
Equity investment	1,698,000	2,379,108
Other long term assets	964,500	1,082,504

Total assets	$223,804,338	$260,273,439

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable — trade	$2,879,138	$10,239,384
Accounts payable — affiliate	411,731	1,595,235
Accounts payable — revenue	3,964,530	4,104,029
Prepayments from partners	265,871	90,186
Other	136,707	77,593
Derivative financial instruments	6,595,475	6,349,714

Total current liabilities	14,253,452	22,456,141
Long term liabilities:
Note payable	592,889	83,031
Gas balancing	818,621	897,852
Credit facility	43,833,624	51,833,624
Asset retirement obligation	3,268,381	3,055,240
Derivative financial instruments	—	7,766,144
Members’ equity	161,037,371	174,181,407

Total liabilities and members’ equity	$223,804,338	$260,273,439

The accompanying notes are an integral part of these financial statements.

NEG HOLDING LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2003	2004

Revenues:
Oil and natural gas sales	$35,319,918	$75,740,373	$76,677,224
Field operations	403,933	297,069	326,960
Plant operations	177,049	1,568,502	1,723,305

Total revenue	35,900,900	77,605,944	78,727,489
Costs and expenses:
Lease operating	8,508,744	11,501,303	13,505,366
Field operations	420,188	397,669	334,443
Plant operations	68,767	577,003	680,066
Oil and natural gas production taxes	1,874,854	5,770,865	5,732,265
Depreciation, depletion and amortization	15,509,106	23,442,797	21,385,529
Accretion of asset retirement obligation	—	242,752	261,471
Amortization of loan cost	—	—	494,386
General and administrative	5,682,804	4,833,546	4,919,525

Total costs and expenses	32,064,463	46,765,935	47,313,051

Operating income	3,836,437	30,840,009	31,414,438
Other income (expense):
Interest expense	(96,491)	(1,538,048)	(2,222,009)
Interest income and other, net	1,245,204	472,337	299,327
Interest income from affiliate	546,228	114,867	149,650
Commitment fee income	175,000	125,000	—
Equity in loss on investment	—	(102,000)	(518,892)
Dividend expense	(145,200)	—	—
Gain (loss) on sale of securities	8,711,915	(953,790)	—
Unrealized loss on financial instruments/short sale	(346,992)	—	—

Income before cumulative effect of change in accounting principle	13,926,101	28,958,375	29,122,514
Cumulative effect of change in accounting principle	—	1,911,705	—

Net income	$13,926,101	$30,870,080	$29,122,514

The accompanying notes are an integral part of these financial statements.

NEG HOLDING LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

Operating Activities
Net income	$13,926,101	$30,870,080	$29,122,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	15,509,106	23,442,797	21,385,529
Change in fair market value of derivative contracts	3,608,462	2,987,013	7,520,383
Unrealized loss on financial instruments/short sale	346,992	—	—
Gain (loss) on sale of assets	7,058	—	(6,136)
Equity in loss on investment	—	102,000	518,892
Accretion of asset retirement obligation	—	242,752	261,471
Provision for doubtful account	—	—	790,000
Amortization of note costs	—	—	494,386
Cumulative effect of change in accounting principle	—	(1,911,705)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,069,815)	(1,296,013)	(5,078,989)
Notes receivable	(2,774,968)	(1,831,802)	(1,258,198)
Drilling prepayments	(457,565)	(380,288)	248,758
Derivative broker deposit	(1,800,000)	100,000	1,700,000
Other current assets	912,577	(26,215)	(2,086,257)
Accounts payable and accrued liabilities	(566,450)	493,730	8,017,822

Net cash provided by operating activities	26,641,498	52,792,349	61,630,175

Investing Activities
Oil and natural gas exploration and development expenditures	(18,106,385)	(36,034,277)	(67,487,412)
Longfellow Ranch acquisition	(51,037,347)	—	—
Purchases of other property and equipment	(222,039)	(149,897)	(245,250)
Increase in restricted cash	(346,992)	—	—
Proceeds from sales of oil and natural gas properties	1,434,212	1,436,016	1,202,263
Equity investment	—	(1,800,000)	(1,200,000)

Net cash used in investing activities	(68,278,551)	(36,548,158)	(67,730,399)
Financing Activities
Proceeds from Arnos credit facility	—	46,756,377	—
Repayment of Arnos credit facility	—	(46,756,377)	—
Proceeds from Mizuho credit facility	—	43,833,624	8,000,000
Loan issuance costs	—	(951,697)	(439,890)
Guaranteed Payment to member	(21,652,819)	(18,228,781)	(15,978,478)
Priority Amount distribution to member	—	(40,506,072)	—

Net cash used in financing activities	(21,652,819)	(15,852,926)	(8,418,368)

Increase (decrease) in cash and cash equivalents	(63,289,872)	391,265	(14,518,592)
Cash and cash equivalents at beginning of period	78,300,040	15,010,168	15,401,433

Cash and cash equivalents at end of period	$15,010,168	$15,401,433	$882,841

Supplemental Cash Flow Information
Interest paid in cash	$96,491	$1,537,127	$1,713,136

Distribution of member note payable	$—	$10,939,750	$—

The accompanying notes are an integral part of these financial statements.

NEG HOLDING LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Members’
Equity

Balance at December 31, 2001	$207,568,612
Guaranteed Payment to member	(21,652,819)
Net income	13,926,101

Balance at December 31, 2002	$199,841,894
Guaranteed Payment to member	(18,228,781)
Priority Amount distribution to member	(51,445,822)
Net income	30,870,080

Balance at December 31, 2003	$161,037,371
Guaranteed Payment to member	(15,978,478)
Net income	29,122,514

Balance at December 31, 2004	$174,181,407

The accompanying notes are an integral part of these financial statements.

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.	Background
      NEG Holding LLC (the “Company”), a Delaware limited liability company, was formed in August 2000. Start up costs of the Company were incurred by Gascon Partners (“Gascon”) and were not significant. No other activity occurred from August 2000 until the Members’ contributions in September 2001. In exchange for an initial 50% membership interest in the Company, on September 12, 2001, but effective as of May 1, 2001, National Energy Group, Inc. (“NEG”) contributed to the Company all of its operating assets and oil and natural gas properties. In exchange for its initial 50% membership interest in the Company, Gascon contributed its sole membership interest in Shana National LLC, an oil and natural gas producing company, and cash, including a $10.9 million Revolving Note issued to Arnos Corp. (“Arnos”), evidencing the borrowings under the NEG revolving credit facility. In connection with the foregoing, the Company initially owns 100% of the membership interest in NEG Operating LLC (“Operating LLC”), a Delaware limited liability company. Gascon is currently the managing member of the Company. All of the oil and natural gas assets contributed by NEG and all of the oil and natural gas assets associated with Gascon’s contribution to the Company were transferred from the Company to Operating LLC on September 12, 2001, but effective as of May 1, 2001. Allocation of membership interest in the Company was based principally on the estimated fair value of the assets contributed as of May 1, 2001, with each member contributing assets of equal fair value. The following summarizes the historical book carrying value of the net assets contributed as of September 1, 2001.

	National Energy
	Group, Inc.	Gascon	Total

Current assets	$11,535,745	$97,183,477	$108,719,222
Net oil and natural gas properties	84,983,139	30,573,625	115,556,764
Hedge assets	4,807,689	—	4,807,689
Intercompany receivable	—	4,783,737	4,783,737

Total assets	$101,326,573	$132,540,839	$233,867,412

Current liabilities	$4,157,430	$2,657,190	$6,814,620
Long-term liabilities	940,033	1,377,782	2,317,815
Intercompany payable	4,783,737	—	4,783,737
Members’ equity	91,445,373	128,505,867	219,951,240

Total liabilities and members’ equity	$101,326,573	$132,540,839	$233,867,412

      The Holding LLC Operating Agreement entered into on September 12, 2001, contains a provision that allows Gascon at any time, in its sole discretion, to redeem NEG’s membership interest in the Company at a price equal to the fair market value of such interest determined as if the Company had sold all of its assets for fair market value and liquidated.
      The Company shall be dissolved and its affairs wound up in accordance with the Delaware Limited Liability Company Act and the Holding LLC Operating Agreement on December 31, 2024, unless the Company shall be dissolved sooner and its affairs wound up in accordance with the Delaware Limited Liability Company Act or the Holding LLC Operating Agreement.

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is required to be written off as a non-cash expense. The Company did not incur a ceiling writedown in 2002, 2003 and 2004. There can be no assurance that there will not be writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.
      The Company has capitalized internal costs of $601,000, $646,000 and $1,000,000 for the years ended December 31, 2002, 2003 and 2004, respectively, as costs of oil and natural gas properties. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company’s acquisition, exploration, and development activities based on a percentage of their salaries.
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

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.
      The Company’s operations are subject to all of the risks inherent in oil and natural gas exploration, drilling and production. These hazards can result in substantial losses to the Company due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, or suspension of operations. The Company maintains insurance of various types customary in the industry to cover its operations and believes it is insured prudently against certain of these risks. In addition, the Company maintains operator’s extra expense coverage that provides coverage for the care, custody and control of wells drilled by the Company. The Company’s insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. As a prudent operator, the Company does maintain levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges. However, 100% coverage is not maintained. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company’s financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. The Company believes that it operates in compliance with government regulations and in accordance with safety standards which meet or exceed industry standards.

Other Property and Equipment
      Other property and equipment includes furniture, fixtures, and other equipment. Such assets are recorded at cost and are depreciated over their estimated useful lives using the straight-line method.
      The Company’s investment in Longfellow Ranch Field includes a minority interest in a gas separation facility. This investment is included in the oil and natural gas properties and depleted over the life of the reserves.
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

Financial Instruments
      The Company sells crude oil and natural gas to various customers. In addition, the Company participates with other parties in the operation of crude oil and natural gas wells. Substantially all of the Company’s accounts receivable are due from either purchasers of crude oil and natural gas or participants in crude oil and natural gas wells for which the Company serves as the operator. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells. Crude oil and natural gas sales are generally unsecured.

Accounts Receivable
      The allowance for doubtful accounts is maintained at an adequate level to absorb losses in the Company’s accounts receivable. Our management continually monitors the accounts receivable from customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Accounts deemed

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
uncollectible are charged to the allowance. Provisions for bad debts and recoveries on accounts previously charge-off are added to the allowance.
      Allowances for bad debt totaled approximately $104,000 at December 31, 2003 and $894,000 at December 31, 2004. At December 31, 2004, the carrying value of the Company’s accounts receivable approximates fair value.

Revenue Recognition
      Revenues from the sale of natural gas and oil produced are recognized upon the passage of title, net of royalties.

Natural Gas Production Imbalances
      The Company accounts for natural gas production imbalances using the sales method, whereby the Company recognizes revenue on all natural gas sold to its customers notwithstanding the fact that its ownership may be less than 100% of the natural gas sold. Liabilities are recorded by the Company for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves.

Comprehensive Income
      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between net earnings and total comprehensive income in 2002, 2003 and 2004.

Derivatives
      The Company follows SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” that requires that all derivative instruments be recorded on the balance sheet at their respective fair value.
      Prior to contributing all oil and natural gas assets to the Company, NEG periodically managed its exposure to fluctuations in oil and natural gas prices by entering into various derivative instruments consisting principally of collar options and swaps. NEG elected not to designate these instruments as hedges for accounting purposes, accordingly the change in unrealized gains and losses is included in oil and natural gas sales. Cash settlements and valuation losses are included in oil and natural gas sales. The Company has accounted for these instruments in the same manner. The following summarizes the cash settlements and unrealized gains and losses for the years ended December 31, 2002, 2003 and 2004:

	2002	2003	2004

Gross cash receipts	$1,246,080	$14,924	$1,327,200
Gross cash payments	$2,430	$8,681,198	$13,694,010
Valuation loss	$3,608,462	$2,987,013	$7,520,383
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
      The Company received various commodity swap agreements (“contracts”) from Gascon and NEG as part of their initial contribution of assets and liabilities in September 2001. The counterparty to these

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instruments was through Enron North America Corp. As of December 2001, Enron Corp. and Enron North America Corp. et al (“Enron”) filed for protection under Chapter 11, Title 18 of the United States Code. Enron ceased making payments under the various contracts in November 2001, prior to the bankruptcy filings. Accordingly, each of the contracts shall be administered as a claim filed by the Company in the Enron bankruptcy proceedings. The Company estimates its claim against Enron related to these contracts is approximately $7.25 million. The $7.25 million claim represented a hedge against future oil and natural gas prices and did not reflect a cash gain or loss on the contracts. For this reason, no asset or liability was recorded at December 31, 2001 and the Company recorded a net non cash valuation loss of $4.6 million through December 31, 2001 in connection with these contracts. The Company cannot predict what amount, if any may be ultimately received in the Enron bankruptcy proceeding.
      The following is a summary of the oil and natural gas no-cost commodity price collars entered into with Shell Trading Company:

		Production
Date of Contract	Volume/Month	Month	Floor	Ceiling

August 2002	30,000 Bbls	2003	$23.55	$26.60
August 2002	300,000 MMBTU	2003	$3.25	$4.62
November 2002	300,000 MMBTU	2003	$3.50	$4.74
November 2002	300,000 MMBTU	2004	$3.35	$4.65
November 2002	300,000 MMBTU	2005	$3.25	$4.60
November 2003	45,000 Bbls	2004	$26.63	$29.85
February 2005	16,000 Bbls	2006	$41.75	$45.40
February 2005	120,000 MMBTU	2006	$6.00	$7.28
      On January 28, 2003, the Company entered into an eleven month fixed price swap agreement with Plains Marketing, L.P., consisting of a contract for 28,000 barrels of oil per month at a fixed price of $28.35 effective February 2003 through December 2003.
      The following is a summary of oil and natural gas contracts entered into with Bank of Oklahoma on January 6, 2004 and November 15, 2004.

			Fixed
Type Contract	Production Month	Volume per Month	Price	Floor	Ceiling

Fixed price	February - March 2004	400,000 MMBTU	$6.915	$—	$—
Fixed price	April - June 2004	400,000 MMBTU	$5.48	$—	$—
Fixed price	July - September 2004	400,000 MMBTU	$5.38	$—	$—
No Cost Collars	October - December 2004	400,000 MMBTU	$—	$5.25	$5.85
No Cost Collars	2005	300,000 MMBTU	$—	$4.75	$5.45
No Cost Collars	2006	500,000 MMBTU	$—	$4.50	$5.00
No Cost Collars	2005	250,000 MMBTU	$—	$6.00	$8.70
No Cost Collars	2005	25,000 Bbls	$—	$43.60	$45.80
      A liability of $6.6 million and $14.1 million ($6.3 million as current, $7.8 million as long-term) was recorded by the Company as of December 31, 2003 and 2004 respectively, in connection with these contracts. The Company had $1.7 and $0.0 million on deposit with Shell Trading as of December 31, 2003 and 2004, respectively, to collateralize the contracts. As of December 31, 2004, the Company had issued $11.0 million in letters of credit to Shell for this purpose.

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
      On September 28, 2004, the SEC released Staff Accounting Bulletin (“SAB”) 106 regarding the application of SFAS 143, “Accounting for Asset Retirement Obligations (“AROs”),” by oil and gas producing companies following the full cost accounting method. Pursuant to SAB 106, oil and gas producing companies that have adopted SFAS 143 should exclude the future cash outflows associated with settling AROs (ARO liabilities) from the computation of the present value of estimated future net revenues for the purposes of the full cost ceiling calculation. In addition, estimated dismantlement and abandonment costs, net of estimated salvage values, that have been capitalized (ARO assets) should be included in the amortization base for computing depreciation, depletion and amortization expense. Disclosures are required to include discussion of how a company’s ceiling test and depreciation, depletion and amortization calculations are impacted by the adoption of SFAS 143. SAB 106 is effective prospectively as of the beginning of the first fiscal quarter beginning after October 4, 2004. The adoption of SAB 106 is not expected to have a material impact on either the ceiling test calculation or depreciation, depletion and amortization.
      On December 16, 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment” that will require compensation costs related to share-based payment transactions (e.g., issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For us, SFAS 123(R) is effective for the first reporting period after June 15, 2005. Entities that use the fair-value-based method for either recognition or disclosure under SFAS 123 are required to apply SFAS 123(R) using a modified version of prospective application. Under this method, an entity records compensation expense for all awards it grants after the date of adoption. In addition, the entity is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, entities may elect to adopt SFAS 123(R) using a modified retrospective method where by previously issued financial statements are restated based on the expense previously calculated and reported in their pro forma footnote disclosures. The company had no share based payments subject to this standard.
      On December 16, 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetary exchanges of similar productive assets. SFAS 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not have any nonmonetary transactions for any period presented that this Statement would apply.

3.	Management Agreement
      The management and operation of Operating LLC is being undertaken by NEG pursuant to the Management Agreement which NEG has entered into with Operating LLC. The strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, is controlled by the managing member of the Company (currently Gascon). The Management Agreement provides that NEG will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. NEG’s employees will conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
borne by Operating LLC, although the Management Agreement provides that the salary of NEG’s Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties.
      In exchange for NEG’s management services, Operating LLC shall pay NEG a management fee of 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by NEG in operating the oil and natural gas properties which either NEG, or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to NEG. In addition, Operating LLC has agreed to indemnify NEG to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $7.6 million, $6.6 million and $6.2 million as a management fee to NEG for the years ended December 31, 2002, 2003 and 2004. These amounts are included in general and administrative and lease operating expenses.

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

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
oil and natural gas revenues, production costs, and depreciation and depletion related to the properties (in thousands).

Pro Forma
Year Ended
December 31,
2002

(Unaudited)
Revenues:
Oil and natural gas sales	$47,659
Plant operations	1,515
Field operations	404

Total revenue	49,578
Costs and expenses:
Oil and natural gas production taxes	(2,414)
Lease operating	(12,250)
Depreciation and depletion	(20,206)
Plant operations expense	(529)
Field operations	(420)
General and administrative	(5,683)

Total expense	(41,502)

Operating income	$8,076

Net income	$14,557

5.	Investments/ Note Receivable
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
      In October 2003, the Company committed to an investment of $6.0 million in Petrosource Energy Company, LLC (“Petrosource”). The Company acquired 24.79% of the outstanding stock for a price of $3.6 million and advanced $2.4 million as a subordinated loan bearing 6% interest due in 6 years. $3.6 million of this commitment was paid in October 2003 and $2.4 million in February 2004. Petrosource is in the business of selling CO(2) and also owns pipelines and compressor stations for delivery purposes. The Company recorded a $0.1 million and $0.5 million net loss in 2003 and 2004 as a result of accounting for the Petrosource investment under the equity method.
      In April 2002, the company entered into a revolving credit commitment to extend advances to an unrelated third party. Under the terms of the revolving credit arrangement, the Company agreed to make advances from time to time, as requested by the unrelated third party and subject to certain limitations, an amount up to $5 million. Advances made under the revolving credit commitment bear interest at prime rate plus 2% and are collateralized by inventory and receivables. As of December 31, 2004, the Company determined that a portion of the total outstanding advances of $1,253,154 had been impaired and recorded a loss of $790,000. The loss is recorded as impairment of note receivable in the income statement.

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Credit Facilities
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
      On December 29, 2003, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents.
      The Credit Agreement provides for a loan commitment amount of up to $120 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). The Credit Agreement provides further that the amount available to the Company at any time is subject to certain restrictions, covenants, conditions and changes in the borrowing base calculation. In partial consideration of the loan commitment amount, the Company has pledged a continuing security interest in all of its oil and natural gas properties and its equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.
      At the Company’s option, interest on borrowings under the Credit Agreement bear interest at a rate based upon either the prime rate or the LIBOR rate plus, in each case, an applicable margin that, in the case of prime rate loans, can fluctuate from 0.75%to 1.50% per annum, and, in the case of LIBOR rate loans, can fluctuate from 1.75% to 2.50% per annum. Fluctuations in the applicable interest rate margins are based upon Operating LLC’s total usage of the amount of credit available under the Credit Agreement, with the applicable margins increasing as the Company’s total usage of the amount of the credit available under the Credit Agreement increases. The Credit Agreement expires on September 1, 2006.
      At the closing of the Credit Agreement, the Company borrowed $43.8 million to repay $42.9 million owed by the Company to Arnos under the secured loan arrangement which was then terminated and to pay administrative fees in connection with this borrowing. The Company intends to use any future borrowings under the Credit Agreement to finance potential acquisitions. The Company has capitalized $1.4 million of loan issuance costs in connection with the closing of this transaction. These costs will be amortized over the life of the loan using the interest method.
      As a condition to the lenders obligations under the Credit Agreement, the lenders required that the NEG, Gascon, Operating LLC and the Company execute and deliver at the closing that certain Pledge Agreement and Irrevocable Proxy in favor of Bank of Texas, N.A., its successors and assigns, the (“Pledge Agreement”). Pursuant to the terms of the Pledge Agreement, in order to secure the performance of the obligations of the Company (i) each of NEG and Gascon have pledged their 50% membership interest in the Company (such interests constituting 100% of the outstanding equity membership interest of the Company); (ii) the Company has pledged its 100% equity membership interest in Operating LLC; and (iii) Operating LLC has pledged its 100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (i), (ii) and (iii) above are collectively referred to as the “Collateral”). The Pledge Agreement also provides for a continuing security interest in the Collateral and that Bank of Texas, N.A. as the Collateral

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Agent is the duly appointed attorney-in-fact of the Company. The Collateral Agent may take all action deemed reasonably necessary for the maintenance, preservation and protection of the Collateral and the security interest therein until such time that all of the Company’s obligations under the Credit Agreement are fulfilled, terminated or otherwise expired. If under the Credit Agreement an event of default shall have occurred and is continuing, the Collateral Agent may enforce certain rights and remedies, including, but not limited to the sale of the Collateral, the transfer of all or part of the Collateral to the Collateral Agent or its nominee and/or the execution of all endorsements.
      Draws made under the credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. During the current fiscal year, the Company’s outstanding balances thereunder have ranged from a low of $44 million to a high of $52 million. As of December 31, 2004 the outstanding balance under the credit facility was $52 million.
      The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. The Company was in compliance with all covenants at December 31, 2003. Operating LLC was not in compliance with the minimum interest coverage ratio covenant at December 31, 2004. Operating LLC obtained a waiver of compliance with respect to this covenant for the period ended December 31, 2004. Operating LLC was in compliance with all other covenants at December 31, 2004.

7.	Commitments and Contingencies
      The Company has entered into a management agreement with NEG to manage Operating LLC’s oil and natural gas assets until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any oil and natural gas assets.
      The Company is obligated to make semi-annual payments to NEG “Guaranteed Payments” as defined in the Holding LLC Operating Agreement referred herein. Two payments totaling $21.7 million were made in 2002, three payments totaling $18.2 million were made in 2003 and two payments totaling $16.0 million were made in 2004 under this obligation. In March 2003, the Company made a distribution of Priority Amount of $51.4 million to NEG.
      On July 7, 2003, NEG filed a request with the American Arbitration Association for dispute resolution of a claim in the amount of $21,000 against Osprey Petroleum Company, Inc. (“Osprey”) arising out of Osprey’s failure to post bond for certain plugging and abandonment liabilities associated with oil and gas properties sold by the Company to Osprey in September 2000. Osprey has counterclaimed against the NEG and its affiliates (Holding LLC and Operating LLC) in an amount up to $15 million, alleging fraud and breach of contract related to the sale of such oil and gas properties. The Purchase and Sale Agreement transferring the properties from the Company to Osprey provides for dispute resolution through binding arbitration utilizing arbitrator(s) experienced in oil and gas transactions. The exclusive venue for any such arbitration is in Dallas, Texas, and the binding, nonappealable judgment by the arbitrator(s) may be entered in any court having competent jurisdiction.
      On February 24, 2005, the American Arbitration Association issued a ruling in favor of NEG on all issues. The Company was awarded the following:

(a) $20,500 in post bond premiums alleged to be owed for certain plugging and abandonment liabilities associated with the oil and gas properties sold to Osprey,

(b) $5,422 in expenses associated with NEG’s bond claim,

(c) $53,226 in attorneys fees,

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) $24,617 in administrative expenses paid to the American Arbitration Association,

(e) an order requiring Osprey to post and maintain an acceptable replacement bond,

(f) a finding that Osprey’s counterclaim in the amount of $15 million was without merit, and

(g) a ruling that Osprey is entitled to no recovery of any damages or expenses associated with NEG’s bond claim or Osprey’s counterclaim.
      NEG intends to pursue the judgement awarded by the American Arbitration Association. Whether or not NEG recovers 100% of the award will have no material adverse effect on NEG’s or the Company’s financial condition or results of operations.
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

8.	Asset Retirement Obligation
      In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The Company adopted SFAS 143 on January 1, 2003 and recorded an abandonment obligation of $3.0 million. SFAS No. 143 required the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. It also requires the Company to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company would have recorded accretion of the asset abandonment obligation of $0.2 million for both 2001 and 2002 had SFAS 143 been adopted in these years.

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a rollforward of the abandonment obligation as of December 31, 2003 and 2004.

Balance as of January 1, 2003		$3,034,395
Add:	Accretion	242,752
	Additions	89,548
	Revisions	9,396
Less:	Settlements	(57,008)
	Dispositions	(50,702)

Balance as of December 31, 2003		$3,268,381
Add:	Accretion	261,471
	Additions	93,838
Less:	Revisions	(250,650)
	Settlements	(24,354)
	Dispositions	(293,446)

Balance as of December 31, 2004		$3,055,240

9.	Distributions under the Holding LLC Operating Agreement
      Under the Holding LLC Operating Agreement, NEG is to receive both Guaranteed Payments and the Priority Amount of $202.2 million before Gascon receives any monies. The distribution of Priority Amount is to be made on or before November 1, 2006. Guaranteed Payments are to be paid, on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding Priority Amount. After the payments to NEG, Gascon is to receive distributions equivalent to the Priority Amount and Guaranteed Payments plus other amounts as defined. Following the above distributions to NEG and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. The order of distributions is listed below.
      The Holding LLC Operating Agreement requires that distributions shall be made to both NEG and Gascon as follows:

1. Guaranteed Payments are to be paid to NEG, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Carl C. Icahn, including the amount of the Company’s 10.75% Senior Notes. As of December 31, 2004, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

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

5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of the NEG’s and Gascon’s respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement).

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Crude Oil and Natural Gas Producing Activities
      Costs incurred in connection with the exploration acquisition, development, and exploitation of the Company’s crude oil and natural gas properties for the years ended December 31, 2002, 2003 and 2004, (all of which occurred after the contribution of assets by NEG and Gascon) are as follows:

	Year Ended December 31,

	2002	2003	2004

Acquisition of properties	$49,049,174	$—	$—
Exploration costs	1,072,997	6,950,706	29,006,772
Development costs	16,124,610	29,083,572	38,480,640
Depletion rate per Mcfe	$1.29	$1.25	$1.28
      Revenues from individual purchasers that exceed 10% of total crude oil and natural gas sales are as follows:

	Year Ended December 31,

	2002	2003	2004

Plains Marketing and Transportation	$12,512,767	$15,666,690	$19,786,979
Crosstex Energy Services, Inc.	4,843,756	9,225,086	5,080,974
Riata Energy, Inc.	—	30,420,624	29,884,850
Seminole Energy Services	—	7,215,735	19,572,461

11.	Supplementary Crude Oil and Natural Gas Reserve Information (Unaudited)
      The revenues generated by the Company’s operations are highly dependent upon the prices of, and demand for, oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company’s control, including seasonality, the condition of the U.S. economy, foreign imports, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic governmental regulations, legislation and policies.
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
      In 2002, estimates of the Company’s net recoverable crude oil, natural gas, and natural gas liquid reserves were prepared by Netherland, Sewell & Associates, Inc. and Prator Bett, LLC. In 2003 and 2004, estimates of the Company’s reserves and future net revenues were prepared by Netherland, Sewell & Associates, Prator Bett, LLC and DeGolyer and MacNaughton. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.
      Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

	Crude Oil	Natural Gas

		(Thousand
	(Barrels)	Cubic Feet)
December 31, 2001	5,158,883	82,431,275
Purchases of reserves in place	30,436	34,196,450
Sales of reserves in place	(223,214)	—
Extensions and discoveries	28,892	14,403,643
Revisions of previous estimates	842,776	(636,931)
Production	(629,100)	(7,827,100)

December 31, 2002	5,208,673	122,567,337
Purchase of reserves in place	—	—
Sales of reserves in place	(25,399)	(744,036)
Extensions and discoveries	494,191	61,637,828
Revisions of previous estimates	(7,092)	(2,419,969)
Production	(628,923)	(13,436,865)

December 31, 2003	5,041,450	167,604,295
Purchase of reserves in place	—	—
Sales of reserves in place	(15,643)	(344,271)
Extensions and discoveries	445,636	33,350,666
Revisions of previous estimates	(30,249)	15,441,298
Production	(565,100)	(13,106,103)

December 31, 2004	4,876,094	202,945,885

Proved developed reserves:
December 31, 2002	3,539,450	92,382,411
December 31, 2003	4,096,596	104,207,660
December 31, 2004	3,798,341	111,126,829
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
      The following is a summary of a standardized measure of discounted net cash flows related to the Company’s proved crude oil and natural gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves were computed using crude oil and natural gas prices as of the end of each period presented. Future development, production and net asset retirement obligations attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future.

NEG HOLDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company cautions against using the following data to determine the fair value of its crude oil and natural gas properties. To obtain the best estimate of fair value of the crude oil and natural gas properties, forecasts of future economic conditions, varying discount rates, and consideration of other than proved reserves would have to be incorporated into the calculation. In addition, there are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production that impair the usefulness of the data.
      The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

	December 31,

	2003	2004

Future cash inflows	$1,184,869,747	$1,466,369,163
Future production and development costs	(374,829,047)	(489,331,736)

Future net cash flows	810,040,700	977,037,427
10% annual discount for estimated timing of cash flows	(353,980,596)	(442,213,801)

Standardized measure of discounted future net cash flows	$456,060,104	$534,823,626

      The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,

	2002	2003	2004

Purchases of reserves	$102,916,472	$—	$—
Sales of reserves in place	(2,509,704)	(2,475,742)	(1,375,463)
Sales and transfers of crude oil and natural gas produced, net of production costs	(31,115,247)	(57,424,780)	(83,004,073)
Net changes in prices and production costs	112,380,701	44,711,900	31,039,998
Development costs incurred during the period and changes in estimated future development costs	(45,230,813)	(75,286,532)	(81,370,910)
Extensions and discoveries, less related costs	43,640,702	211,324,414	118,570,850
Revisions of previous quantity estimates	8,510,824	(6,789,000)	49,194,080
Accretion of discount	11,312,180	31,063,232	45,606,010
Changes in production rates (timing) and other	(2,394,593)	304,290	103,030

Net change	$197,510,522	$145,427,782	$78,763,522

      During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company’s crude oil. The net weighted average prices of crude oil and natural gas at December 31, 2002, 2003 and 2004, used in the above table were $29.86, $31.14 and $42.10 per barrel of crude oil, respectively, and $4.92, $5.87 and $5.92 per thousand cubic feet of natural gas, respectively.

INDEX TO EXHIBITS

2.1	Debtors Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated May 12, 2000(4)
2.2	Debtor’s and Official Committee of Unsecured Creditors Joint Disclosure Statement under Section 1125 of the Bankruptcy Code Regarding the Debtor’s and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated May 12, 2000(4)
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(5)
3.2	By-laws of the Company(1)
3.3	Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003(8)
4.1	Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the “Guarantor”), formerly NEG-OK, and Bank One, Columbus, N.A.(2)
4.2	Indenture dated August 21, 1997, among the Company and Bank One, N.A.(3)
10.1	NEG Holding LLC Operating Agreement dated May 1, 2001 between the Company and Gascon Partners.(6)
10.2	NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(6)
10.3	Shana National LLC Amended and Restated Operating Agreement dated September 12, 2001 executed by NEG Operating LLC.(6)
10.4	Management Agreement dated September 12, 2001 between the Company and NEG Operating LLC.(6)
10.5	Final Decree of Bankruptcy Court(7)
10.6	Management Agreement with TransTexas Gas Corporation dated August 28, 2003(8)
10.7	Credit Agreement dated as of December 29, 2003 among NEG Operating LLC, Certain Commercial Lending Institutions, Mizuho Corporate Bank, Ltd., Bank of Texas N.A., and the Bank of Nova Scotia(9)
10.8	Security Agreement dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)
10.9	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)
10.10	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by National Energy Group, Inc. in favor of Bank of Texas, N.A.(9)
10.11	First Amendment to the Credit Agreement dated April 5, 2004 among NEG Operating LLC, certain commercial lending institutions, Mizuho Corporate Bank LTD, Bank of Texas N.A. and the Bank of Nova Scotia(11)
10.12	Management Agreement effective November 16, 2004 between the Company and Panaco, Inc.(12)
10.13	National Energy Group, Inc. Incentive Plan(13)
12.1	Computation of Ratio of Earnings to Fixed Charges(14)
14.1	Code of Business Conduct and Ethics Adopted March 24, 2004(10)
23.2	Consent of Netherland Sewell & Associates, Inc., Independent Engineers(14)
23.3	Consent of Prator Bett, LLC, Independent Engineers(14)
23.4	Consent of DeGolyer and MacNaughton, Independent Engineers(14)
24.1	Power of Attorney (included in signature pages to this Form 10-K)(14)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(14). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed”
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(14). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed”

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33-38331), dated April 3, 1991.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to the Company’s Form S-4 (No. 333-38075), filed October 16, 1997.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Form 8-K filed January 14, 2004.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2004.

(13)	Incorporated by reference to the Company’s Form 8-K, filed November 12, 2004.

(14)	Filed herewith.