Form 10-Q
period 2005-03-31
NATIONAL ENERGY GROUP INC
filed 2005-05-11
CIK 870756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      11,190,650 shares of the registrant’s Common Stock, $0.01 par value, were outstanding on May 10, 2005.

NATIONAL ENERGY GROUP, INC.

FORWARD-LOOKING STATEMENTS
       This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. The words “anticipate,” “expect,” “estimate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, drilling of wells, future production of oil and natural gas, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion, and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding the interest, belief or current expectations of our management, directors, or our officers regarding such matters. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including future oil and natural gas prices, future operating costs, severance and excise taxes, general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other oil and natural gas companies, changes in laws or regulations, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our company or our business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.
      In this Quarterly Report, unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing National Energy Group, Inc.

NATIONAL ENERGY GROUP, INC.
BALANCE SHEETS

	December 31,	March 31,
	2004	2005

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,487,672	$3,377,117
Accounts receivable — other	191,802	191,802
Accounts receivable — affiliates	2,207,767	1,424,125
Other	184,188	157,138

Total current assets	5,071,429	5,150,182
Investment in Holding LLC	87,799,748	97,693,072
Deferred tax assets	19,241,529	16,918,191

Total assets	$112,112,706	$119,761,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$208,802	$57,674
Accrued interest on senior notes — affiliates	2,663,080	6,657,699

Total current liabilities	2,871,882	6,715,373
Long term liabilities:
Senior notes — affiliates	148,637,000	148,637,000
Deferred gain on senior note redemption	3,736,508	3,226,985
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value:
Authorized shares — 15,000,000 at December 31, 2004 and March 31, 2005; Issued and outstanding shares — 11,190,650 at December 31, 2004 and March 31, 2005	111,907	111,907
Additional paid-in capital	123,020,121	123,020,121
Accumulated deficit	(166,264,712)	(161,949,941)

Total stockholders’ deficit	(43,132,684)	(38,817,913)

Total liabilities and stockholders’ deficit	$112,112,706	$119,761,445

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2005

	(Unaudited)
Revenues:
Accretion of Investment in Holding LLC	$7,904,144	$9,893,324
Management fees from affiliates	2,618,563	3,274,522
Interest income and other, net	5,362	10,402

Total revenue	10,528,069	13,178,248
Cost and expenses:
Salaries and wages	1,511,912	2,070,443
Insurance	224,355	183,526
Rent and utilities	172,831	180,846
Other general and administrative expenses	521,787	620,228
Interest expense	3,485,096	3,485,096

Total costs and expenses	5,915,981	6,540,139

Income before income taxes	4,612,088	6,638,109
Income tax expense	(1,614,591)	(2,323,338)

Net income	$2,997,497	$4,314,771

Earnings per common share:
Net income per common share	$.27	$.39

Weighted average number of common shares outstanding	11,190,650	11,190,650

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2005

	(Unaudited)
Operating Activities:
Net income	$2,997,497	$4,314,771
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of Investment in Holding LLC	(7,904,144)	(9,893,324)
Deferred gain amortization — interest reduction	(509,523)	(509,523)
Deferred income tax expense	1,614,591	2,323,338
Changes in operating assets and liabilities:
Accounts receivable	(70,022)	783,642
Other current assets	72,909	27,050
Accounts payable and accrued liabilities	4,062,210	3,843,491

Net cash provided by operating activities	263,518	889,445

Increase in cash and cash equivalents	263,518	889,445
Cash and cash equivalents at beginning of period	3,158,816	2,487,672

Cash and cash equivalents at end of period	$3,422,334	$3,377,117

Supplemental cash flow information
Interest paid in cash	$—	$—

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(2005 Amounts Unaudited)

	Common Stock				Total
			Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit

Balance at December 31, 2004	11,190,650	$111,907	$123,020,121	$(166,264,712)	$(43,132,684)
Net income	—	—	—	4,314,771	4,314,771

Balance at March 31, 2005	11,190,650	$111,907	$123,020,121	$(161,949,941)	$(38,817,913)

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2005

1.	Background
      We are a management company engaged in the business of managing the exploration, development, production and operations of natural gas and oil properties, primarily located in Texas, Oklahoma, Arkansas and Louisiana (both onshore and in the Gulf of Mexico). We manage oil and gas operations of NEG Operating LLC (“Operating LLC”), TransTexas Gas Corporation (“TTG”) and Panaco, Inc. (“Panaco”), all of which are affiliated entities. Our principal assets are our 50% membership interest in NEG Holding LLC (“Holding LLC”), and the management agreements with Operating LLC, TTG and Panaco.
      We were incorporated under the laws of the State of Delaware on November 20, 1990 and, prior to February, 1999, operated as an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of natural gas and oil reserves in North America. In February, 1999 we were placed under involuntary, court ordered bankruptcy protection and emerged from bankruptcy under a Plan of Reorganization (the “Plan of Reorganization”) on August 4, 2000. The final decree closing the case became effective December 13, 2001. Accordingly, we have effectively settled all matters relating to our bankruptcy proceeding.
      As mandated by the Plan of Reorganization and the bankruptcy court effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding cash of $4.3 million to Holding LLC. In exchange we received an initial 50% membership interest in Holding LLC. Gascon Partners, (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for an initial 50% ownership interest therein. Holding LLC is controlled by the managing member (currently Gascon). Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. Concurrently, we entered into a management and operating agreement to manage the operations of Operating LLC.
      In August, 2003 and November, 2004 we entered into agreements to manage the operations of TTG and Panaco, respectively. Both TTG and Panaco are owned by entities owned or controlled by Carl C. Icahn.

The Holding LLC Redemption Provision
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
      We remain highly leveraged after confirmation of the Plan of Reorganization.
      On January 21, 2005, American Real Estate Partners, LLP (“AREP”) (a related party, see Note 4) entered into a purchase agreement to purchase Gascon’s managing membership interest in Holding LLC, including Gascon’s option to redeem our interest in Holding LLC. As of May 1, 2005, AREP had not consummated this transaction.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Basis of Presentation
      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form  10-Q and Article 10 of Regulation S-X and are fairly presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Our quarterly financial data should be read in conjunction with our financial statements for the year ended December 31, 2004 (including the notes thereto), set forth in our Annual Report on Form  10-K filed with the Securities and Exchange Commission on March 16, 2005.
      The results of operations for the three month period ended March 31, 2005, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.
      In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities. Our interests in, and related management arrangements associated with Holding LLC constitute variable interests in a variable interest entity under FIN 46R; however, we are not the primary beneficiary of Holding LLC as defined by FIN 46R. Accordingly we do not consolidate Holding LLC.

3.	Management Agreements
      The management and operation of Operating LLC is being undertaken by us pursuant to a Management Agreement (the “Management Agreement”) which we entered into with Operating LLC. However, neither our officers nor directors control the strategic direction of Operating LLC’s oil and natural gas business including oil and natural gas drilling and capital investments, which are controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC; although the Management Agreement provides that the salary of our Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is warranted. However, we both have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee that we are paid. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $1.5 million and $1.1 million in management fee income for the three month period ended March 31, 2004 and 2005, respectively under this Management Agreement.
      On August 28, 2003, we entered into an agreement (the “TTG Management Agreement”) to manage TTG. The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the TTG Plan. Affiliates of Mr. Icahn own all of the outstanding stock of TTG. TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and Vice President, Secretary and General Counsel, respectively, have been appointed to the reorganized TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our Vice President and CFO, has been appointed Treasurer of reorganized TTG and its subsidiaries.
      The TTG Management Agreement provides that we will be responsible for and have authority with respect to all of the day-to-day management of TTG’s business but we will not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for our services in managing the TTG business, we receive a monthly fee of $312,500. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG, (ii) upon 90 days prior written notice by us, (iii) upon 30 days following any day where the designees of High River Limited Partnership (“High River”) no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court. We recorded $1.2 million and $1.2 million in management fee income for the three month period ended March 31, 2004 and 2005, respectively, under the TTG Management Agreement.
      On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for Panaco. In connection with the Panaco Plan, we entered into a Management Agreement with Panaco (the “Panaco Management Agreement”) pursuant to the Bankruptcy Court’s Order confirming the effective date of the Panaco Plan. Affiliates of Mr. Carl C. Icahn own all of the outstanding stock of the reorganized Panaco. Mr. Bob G. Alexander, our President and CEO, has been appointed to the reorganized Panaco Board of Directors and shall act as the reorganized Panaco’s President. Mr. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to the reorganized Panaco Board of Directors and act as reorganized Panaco’s Vice President and Secretary. Mr. Randall D. Cooley, our Vice President and CFO, has been appointed as Treasurer of the reorganized Panaco. In exchange for our management services, we receive a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administrating the Panaco properties. We recorded $1.0 million in management fee income for the three month period ended March 31, 2005 under this agreement.

4.	Other Related Party Transactions
      American Real Estate Holdings L.P. (“AREH”) owns 50.1% of our outstanding common stock at March 31, 2005. The general partner of AREH, American Property Investors, Inc. (“API”) is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River, AREP, which owns 99% in AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, however he retired

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. Our policy is to engage in transactions with related parties on terms that in our opinion, are no less favorable to our company than could be obtained from unrelated parties.
      On January 21, 2005, AREP entered into a purchase agreement to purchase Gascon’s managing membership interest in Holding LLC, including Gascon’s option to redeem our interest in Holding LLC. As of May 1, 2005, AREP had not consummated this transaction.

5.	Investment in Holding LLC
      Holding LLC was formed in August, 2000 pursuant to a Plan of Reorganization. In September, 2001 we contributed oil and natural gas properties in exchange for Holding LLC’s obligation to pay us the Guaranteed Payments and Priority Amount. We also received a 50% membership interest in Holding LLC. Gascon contributed oil and natural gas assets and cash in exchange for future payments and a 50% membership interest in Holding LLC. The Holding LLC Operating Agreement requires payment of the Guaranteed Payments and Priority Amount to us in order to pay interest on our senior debt and the principal amount of the debt of $148.6 million in 2006. After we receive the Guaranteed Payments and Priority Amount that total approximately $300 million (which includes the $148.6 million), the Holding LLC Operating Agreement requires the distribution of an equal amount to Gascon. Holding LLC is contractually obligated to make the Guaranteed Payments and Priority Amount distributions to us and Gascon before any distributions can be made to the LLC interest.
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
      Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is currently being given accounting recognition. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. After that date, we will continue to monitor payments made to Gascon and, at such time as it would appear that there is any residual value to our 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock (“APB 18”).

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Holding LLC Operating Agreement requires that distributions shall be made to both our company and Gascon as follows:

1. Guaranteed Payments are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Carl C. Icahn, including the amount of our 10.75% Senior Notes. As of March 31, 2005, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

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
      The following is a summary balance sheet of Holding LLC as of December 31, 2004 and March 31, 2005.

	December 31,	March 31,
	2004	2005

Current assets	$23,145,877	$30,990,801
Net oil and natural gas properties (full-cost method)	229,584,241	244,226,596
Net other property and equipment	991,709	988,999
Other long-term assets	6,551,612	6,222,262

Total assets	$260,273,439	$282,428,658

Current liabilities	$22,456,141	$35,698,637
Long-term liabilities	63,635,891	83,731,589
Members’ equity	174,181,407	162,998,432

Total liabilities and members’ equity	$260,273,439	$282,428,658

      The following is a summary income statement for Holding LLC for the three months ended March 31, 2004 and 2005.

	Three Months Ended
	March 31,

	2004	2005

Total revenues	$25,569,181	$2,869,872
Total cost and expenses	(11,043,920)	(13,137,136)

Operating income	14,525,261	(10,267,264)
Interest income and other	(358,114)	(915,712)

Net income (loss)	$14,167,147	$(11,182,976)

      For the three month period ended March 31, 2005, Holding LLC generated cash flows of $16.3 million from operating activities, used $21.2 million in investing activities and generated $15.0 million in financing activities. Audited financial statements will be prepared and included in the Company’s Form 10-K for the year ended December 31, 2005.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      For the quarter ended March 31, 2005, Holding LLC recorded $22.6 million as a reduction in total revenues as a result of marking to market their oil and gas derivatives. This is a non-cash transaction.
      The following is a rollforward of our Investment in Holding LLC as of March 31, 2005:

Investment in Holding LLC at December 31, 2004	$87,799,748
Accretion of investment in Holding LLC	9,893,324

Investment in Holding LLC at March 31, 2005	$97,693,072

      Operating LLC is currently in compliance with all covenants of its credit facility. (See Note 6)

6.	Credit Facility/ Pledge of Our Membership Interest in Holding LLC

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
      Draws made under the credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. During the current fiscal year, Operating LLC’s outstanding balances thereunder have ranged from a low of $51.8 million to a high of $66.8 million. As of March 31, 2005 the outstanding balance under the credit facility was $66.8 million.
      The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Operating LLC was not in compliance with the minimum interest coverage ratio covenant at December 31, 2004. Operating LLC obtained a waiver of compliance with respect to this covenant for the period ended December 31, 2004. Operating LLC was in compliance with all covenants at March 31, 2005.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Pledge of Our Membership Interest in Holding LLC
      As a condition to the lenders obligations under the Credit Agreement, the lenders required that we, Gascon, Holding LLC and Operating LLC execute and deliver at the closing a pledge agreement and irrevocable proxy in favor of Bank of Texas, N.A., its successors and assigns, the (“Pledge Agreement”). Pursuant to the terms of the Pledge Agreement, in order to secure the performance of the obligations of Operating LLC (i) we and Gascon have pledged our respective 50% membership interests in Holding LLC (such interests constituting 100% of the outstanding equity membership interest of Holding LLC); (ii) Holding LLC has pledged its 100% equity membership interest in Operating LLC; and (iii) Operating LLC has pledged its 100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (i), (ii) and (iii) above are collectively referred to as the “Collateral”). The Pledge Agreement also provides for a continuing security interest in the Collateral and that Bank of Texas, N.A. as the Collateral Agent is the duly appointed attorney-in-fact of Operating LLC. The Collateral Agent may take all action deemed reasonably necessary for the maintenance, preservation and protection of the Collateral and the security interest therein until such time that all of Operating LLC’s obligations under the Credit Agreement are fulfilled, terminated or otherwise expired. If under the Credit Agreement an event of default shall have occurred and is continuing, the Collateral Agent may enforce certain rights and remedies, including, but not limited to the sale of the Collateral, the transfer of all or part of the Collateral to the Collateral Agent or its nominee and/or the execution of all endorsements, assignments, stock powers and other instruments of conveyance or transfer with respect to all or part of the Collateral.
      Other than our encumbrance of our 50% membership interest in Holding LLC and our indemnification of the Collateral Agent as set forth in the Pledge Agreement, we have incurred no obligations under the Credit Agreement, nor do we act as guarantor of the obligations of Operating LLC or any other guarantor or other entity thereunder.

7.	Senior Notes Due to Affiliate
      Upon confirmation of the Plan of Reorganization, the Senior Notes were held in their entirety by Arnos and its affiliates. Effective October 2, 2003, the Senior Notes are held by AREH. The Senior Notes bear interest at an annual rate of 10.75%, payable semiannually in arrears on May 1 and November 1 of each year and mature in November 2006. The Senior Notes are senior, unsecured obligations that rank pari passu with all of our existing and future senior indebtedness, and senior in right of payment to all future subordinated indebtedness that we may incur. Subject to certain limitations set forth in the indenture covering the Senior Notes (the “Indenture”), we and our subsidiaries may incur additional senior indebtedness and other indebtedness.
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

8.	Income Taxes
      At March 31, 2005, we had net operating loss carryforwards available for federal income tax purposes of approximately $75.9 million which begin expiring in 2009. Utilization of approximately $0.2 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of our ownership (as defined in the Internal Revenue Code) and the ownership of Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in our stock ownership. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in our opinion, there was not sufficient positive evidence of future taxable income to justify

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
recognition of a benefit. Upon the formation of Holding LLC, we again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, more likely than not we will realize a partial benefit from the loss carryforwards. Accordingly, we recorded a deferred tax asset of $19.2 million, and $16.9 million as of December 31, 2004 and March 31, 2005, respectively. Ultimate realization of the deferred tax asset is dependent upon, among other factors, our ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

9.	Contingencies
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
      During 2000 and 2001 we entered into several hedge contracts with Enron North America Corp (“Enron NAC”). In 2001 Enron Corporation and many Enron Corporation affiliates and subsidiaries, including Enron NAC filed for protection under Chapter 11 of the US bankruptcy code. Operating LLC has filed a claim for damages in that bankruptcy proceeding. The hedge contracts related to production from oil and gas properties that were subsequently contributed to Holding LLC and then to Operating LLC. We have filed a claim for damages in the Enron NAC bankruptcy proceeding and we have appointed a representative to the official committee of unsecured creditors. Our claim represented a hedge against future oil and natural gas prices and did not reflect a cash gain or loss. Any recoveries from Enron NAC will become the property of Operating LLC as a result of the Holding LLC Contribution.
      Other than routine litigation incidental to our business operations which we do not consider to be material, there are no additional legal proceedings in which Operating LLC, Holding LLC or we are defendants.
      Our Plan of Reorganization became effective August 4, 2000 and the Bankruptcy Court issued a final decree effective December 13, 2001 closing the case.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our Financial Statements and respective notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents the our best present assessment.
      Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future operations to differ materially from our expectations. See “Forward-Looking Statements” at the beginning of this Quarterly Report.
Overview of our Business
      We are a management company engaged in the business of managing the exploration, development, production and operations of natural gas and oil properties, primarily located in Texas, Oklahoma and Louisiana (both onshore and in the Gulf of Mexico). We manage oil and gas operations of NEG Operating LLC (“Operating LLC”), TransTexas Gas Corporation (“TTG”) and Panaco, Inc. (“Panaco”), all of which are affiliated entities. Our principal assets are our 50% membership interest in NEG Holding, LLC (“Holding LLC”), and the management agreements with Operating LLC, TTG and Panaco.
      We were incorporated under the laws of the State of Delaware on November 20, 1990 and, prior to February, 1999, operated as an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of natural gas and oil reserves in North America. In February, 1999 we were placed under involuntary, court ordered bankruptcy protection and emerged from bankruptcy under a Plan of Reorganization (the “Plan of Reorganization”) on August 4, 2000. The final decree closing the case became effective December 13, 2001. Accordingly, we have effectively settled all matters relating to our bankruptcy proceeding.
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
Ownership and Control of Outstanding Stock
      American Real Estate Holdings L.P. (“AREH”) owns 50.1% of our outstanding common stock at December 31, 2004. The general partner of AREH, American Property Investors, Inc. (“API”) is an entity indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), American Real Estate Partners, LLP (“AREP”), which owns 99% in AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, until he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. It is our policy to engage in transactions with related parties on terms that, in our opinion, are no less favorable to us than could be obtained from unrelated parties.
      On January 21, 2005, AREP entered into a purchase agreement to purchase Gascon’s managing membership interest in Holding LLC, including Gascon’s option to redeem our interest in Holding LLC. As of May 1, 2005, AREP had not consummated this transaction.
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
      Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to us and Gascon shall be made in the following order:

1. Guaranteed Payments are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Mr. Carl C. Icahn, including the amount of our Senior Notes. As of March 31, 2005, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

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
      We anticipate that the Priority Amount will be used to pay off our indebtedness (currently held by entities owned or controlled by Carl C. Icahn). The Guaranteed Payments are expected to be sufficient to make the interest payments on our Senior Notes. Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is currently being given accounting recognition. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. After that date, we will continue to monitor payments made to Gascon and, at such time as it would appear that there is any residual value to our 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock (“APB 18”).
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
      On January 21, 2005, Gascon entered into an agreement to sell its managing membership interest in Holding LLC, including Gascon’s option to redeem our interest in Holding LLC to AREP. As of May 1, 2005 AREP had not consummated this transaction.
The Reorganized Company
      We remain highly leveraged following confirmation of the Plan of Reorganization and entry into the foregoing transactions. Further, as a result of the terms and conditions of the various agreements related to the repayment of our indebtedness to Arnos and repayment of the Priority Amount and the Guaranteed Payments (plus accrued interest thereon) to Gascon, there is a substantial risk that there will be no proceeds remaining for distribution to our shareholders.
Management Agreements

The Operating LLC Management Agreement
      The management and operation of Operating LLC is being undertaken by us pursuant to the Management Agreement which we entered into with Operating LLC. However, neither our management nor directors control the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which are controlled by the managing member of Holding LLC (currently Gascon). The Management Agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC; although the Management Agreement provides that the salary of the Company’s Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is warranted. However, we both have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee that we are paid. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct.

The TTG Management Agreement
      On August 28, 2003, we entered into the TTG Management Agreement whereby we manage TTG. The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas, issued an order confirming the TTG Plan. Affiliates of Mr. Icahn own all of the outstanding stock of TTG. TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and our Vice President, Secretary and General Counsel, respectively, have been appointed to the reorganized TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our Vice President and CFO, has been appointed Treasurer of reorganized TTG and its subsidiaries.
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

The Panaco Management Agreement
      On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for Panaco. In connection with the Panaco Plan, the Company entered into the Panaco Management Agreement pursuant to the Bankruptcy Court’s Order confirming the effective date of the Panaco Plan. Affiliates of Mr. Carl C. Icahn own all of the outstanding stock of the reorganized Panaco. Mr. Bob G. Alexander, our President and CEO, has been appointed to the reorganized Panaco Board of Directors and shall act as the reorganized Panaco’s President. Mr. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to the reorganized Panaco Board of Directors and act as reorganized Panaco’s Vice President and Secretary. Mr. Randall D. Cooley, our Vice President and CFO, has been appointed as Treasurer of the reorganized Panaco. In exchange for our management services, Panaco pays us a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administrating the Panaco properties.
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
      Draws made under the credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. During the current fiscal year, Operating LLC’s outstanding balances thereunder have ranged from a low of $51.8 million to a high of $66.8 million. As of March 31, 2005 the outstanding balance under the credit facility was $66.8 million.
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

Management Fees from Affiliates
      During the three month period ended March 31, 2004 and 2005, we received management fees from the management agreements described above as follows:

	Three Month Period Ended
	March 31,

	2004	2005

Operating LLC	$1,463,518	$1,105,442
TTG	1,155,045	1,166,893
Panaco	—	1,002,187

Total	$2,618,563	$3,274,522

Costs and Expenses
      Our cost and expenses are as follows:

	Three Month Period Ended
	March 31,

	2004	2005	Variance	%

Salaries and wages	$1,511,912	$2,070,443	$558,531	37%
Insurance	224,355	183,526	(40,829)	(18)%
Rent and utilities	172,831	180,846	8,015	5%
Other G&A Expenses	521,787	620,228	98,441	19%
Interest expense	3,485,096	3,485,096	—	—

Total cost & expenses	$5,915,981	$6,540,139	624,158	11%

      Interest expense was the same for the three months ended March 31, 2004 and 2005.
      Salaries and wages increased from 2004 to 2005 due to the increase in the number employees needed to manage TTG and Panaco.
      Other G&A expenses increased from 2004 to 2005 due to a variety of items including costs associated with Sarbanes-Oxley compliance and implementation of additional corporate governance controls.
Liquidity and Capital Resources

Three Months Ended March 31, 2004, Compared with Three Months Ended March 31, 2005
      Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2005, compared to $0.3 million for the three months ended March 31, 2004. The increase in cash flows provided by operating activities is primarily due to the increased management fees as a result of the Panaco management agreement.
      There was no cash used in or provided by investing or financing activities for the three months ended March 31, 2005 and 2004.
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
      Our working capital deficit at March 31, 2005 was $1.6 million compared to a working capital deficit at March 31, 2004 of $2.1 million.

Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, which will require compensation costs related to share-based payment transactions (e.g., issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For us, SFAS 123(R), as amended by SEC Release 34-51558, is effective for our first fiscal year beginning after June 15, 2004 (January 1, 2006). Entities that use the fair-value-based method for either recognition or disclosure under SFAS 123 are required to apply SFAS 123(R) using a modified version of prospective application. Under this method, an entity records compensation expense for all awards it grants after the date of adoption. In addition, the entity is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, entities may elect to adopt SFAS 123(R) using a modified retrospective method where by previously issued financial statements are restated based on the expense previously calculated and reported in their pro forma footnote disclosures. We had no share based payments subject to this standard.
      On December 16, 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetary exchanges of similar productive assets. SFAS 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not have any nonmonetary transactions for any period presented that this Statement would apply.
      On March 30, 2005, FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar year-end companies). Retrospective application of interim financial information is permitted but not required and early adoption is encouraged. The adoption of FIN 47 will have no material impact on our financial statements.
Inflation
      Although certain of our costs and expenses are affected by the level of inflation, inflation did not have a significant effect on our results of operations during the three months ended March 31, 2004 and 2005.
Off Balance Sheet Arrangements
      We have no off balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      As of March 31, 2004 and 2005, we had no exposure to interest, currency or commodity risk.

Item 4.	Control and Procedures
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
Changes in Internal Control Over Financial Reporting
      During our assessment of internal control over financial reporting as of December 31, 2004, we noted several instances where policies and procedures were not being followed. In the aggregate, these constituted a significant deficiency. In the first quarter of 2005, we implemented a number of improvements in our policies and procedures surrounding our information technology processes and infrastructure which were designed to remediate the deficiencies. The major improvements were:

•	strengthened our procedures to control and supervise access to our production systems;

•	enabled virus protection on all systems;

•	documented and made regular reviews of system error files;

•	implemented compliance controls surrounding our program change policies and procedures; and

•	tested our data recovery processes.
      Other than the items mentioned above, no other changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
      Other than routine litigation incidental to our business operations which we do not consider to be material, there are no additional legal proceedings in which Operating LLC, Holding LLC or we are defendants.
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
May 11, 2005

By:	/s/ RANDALL D. COOLEY

Randall D. Cooley
Vice President and Chief Financial Officer
May 11, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated May 12, 2000(4)

2.2	Debtor’s and Official Committee of Unsecured Creditors Joint Disclosure Statement under Section 1125 of the Bankruptcy Code Regarding Debtor’s and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated May 12, 2000(4)

3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(5)

3.2	By-laws of the Company(1)

3.3	Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003(8)

4.1	Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the ’Guarantor’), formerly NEG-OK, and Bank One, Columbus, N.A.(2)

4.2	Indenture dated August 21, 1997, among the Company and Bank One, N.A.(3)

10.1	NEG Holding LLC Operating Agreement dated May 1, 2001 between the Company and Gascon Partners.(6)

10.2	NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(6)

10.3	Shana National LLC Amended and Restated Operating Agreement dated September 12, 2001 executed by NEG Operating LLC.(6)

10.4	Management Agreement dated September 12, 2001 between the Company and NEG Operating LLC.(6)

10.5	Final Decree of Bankruptcy Court(7)

10.6	Management Agreement with TransTexas Gas Corporation dated August 28, 2003(8)

10.7	Credit Agreement dated as of December 29, 2003 among NEG Operating LLC, Certain Commercial Lending Institutions, Mizuho Corporate Bank, Ltd., Bank of Texas N.A., and the Bank of Nova Scotia(9)

10.8	Security Agreement dated as of December 29, 2003 made by NEGOperating LLC in favor of Bank of Texas, N.A.(9)

10.9	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)

10.10	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by National Energy Group, Inc. in favor of Bank of Texas, N.A.(9)

10.11	First Amendment to the Credit Agreement dated April 5, 2004 among NEG Operating LLC, certain commercial lending institutions, Mizuho Corporate Bank LTD, Bank of Texas N.A. and the Bank of Nova Scotia(11)

10.12	Management Agreement effective November 16, 2004 between the Company and Panaco, Inc.(12)

10.13	National Energy Group, Inc. Incentive Plan(13)

14.1	Code of Business Conduct and Ethics Adopted March 24, 2004(10)

31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act of 2002(14)

31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act of 2002(14)

32.1	Certification of Chief Executive Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(14). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be ‘filed’.

32.2	Certification of Chief Financial Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(14). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be ‘filed’.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33-38331), dated April 3, 1991.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to the Company’s Form S-4 (No. 333-38075), filed October 16, 1997.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Form 8-K filed January 14, 2004.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(13)	Incorporated by reference to the Company’s Form 8-K filed November 12, 2004.

(14)	Filed herewith.