Form 10-Q
period 2005-06-30
NATIONAL ENERGY GROUP INC
filed 2005-08-09
CIK 870756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      11,190,650 shares of the registrant’s Common Stock, $0.01 par value, were outstanding on August 9, 2005.

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
      In this Quarterly Report, unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing National Energy Group, Inc.

NATIONAL ENERGY GROUP, INC.
BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,149,094	$2,487,672
Accounts receivable — other	191,802	191,802
Accounts receivable — affiliates	1,064,168	2,207,767
Other	152,917	184,188

Total current assets	5,557,981	5,071,429
Investment in Holding LLC	100,254,235	87,799,748
Deferred tax assets	14,320,341	19,241,529

Total assets	$120,132,557	$112,112,706

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$108,351	$208,802
Accrued interest on senior notes — affiliates	2,663,080	2,663,080

Total current liabilities	2,771,431	2,871,882
Long term liabilities:
Senior notes — affiliates	148,637,000	148,637,000
Deferred gain on senior note redemption	2,717,461	3,736,508
Commitments and contingencies Stockholders’ deficit:
Common stock, $.01 par value:
Authorized shares — 15,000,000 at June 30, 2005 and December 31, 2004; Issued and outstanding shares — 11,190,650 at June 30, 2005 and December 31, 2004	111,907	111,907
Additional paid-in capital	123,020,121	123,020,121
Accumulated deficit	(157,125,363)	(166,264,712)

Total stockholders’ deficit	(33,993,335)	(43,132,684)

Total liabilities and stockholders’ deficit	$120,132,557	$112,112,706

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
Revenues:
Accretion of Investment in Holding LLC	$10,550,402	$8,219,372	$20,443,726	$16,123,516
Management fees from affiliates	3,245,836	2,860,567	6,520,356	5,479,130
Interest income and other, net	17,650	8,130	28,052	13,491

Total revenue	13,813,888	11,088,069	26,992,134	21,616,137
Cost and expenses:
Salaries and wages	1,874,818	1,705,081	3,945,261	3,216,993
Insurance	197,879	252,667	381,406	477,022
Rent and utilities	216,952	172,971	397,798	345,802
Other general and administrative expenses	616,714	618,831	1,236,942	1,140,618
Interest expense	3,485,096	3,485,096	6,970,190	6,970,191

Total costs and expenses	6,391,459	6,234,646	12,931,597	12,150,626

Income before income taxes	7,422,429	4,853,423	14,060,537	9,465,511
Income tax expense	(2,597,850)	(1,698,698)	(4,921,188)	(3,313,289)

Net income	$4,824,579	$3,154,725	$9,139,349	$6,152,222

Earnings per common share:
Net income per common share	$.43	$.28	$.82	$.55

Weighted average number of common shares outstanding	11,190,650	11,190,650	11,190,650	11,190,650

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
Operating Activities:
Net income	$9,139,349	$6,152,222
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of Investment in Holding LLC	(20,443,726)	(16,123,516)
Deferred gain amortization — interest reduction	(1,019,047)	(1,019,048)
Deferred income tax expense	4,921,188	3,165,131
Changes in operating assets and liabilities:
Accounts receivable	1,143,598	78,504
Other current assets	31,272	53,927
Accounts payable and accrued liabilities	(100,451)	56,884

Net cash used in operating activities	(6,327,817)	(7,635,896)

Investing Activities:
Guaranteed payment from Holding LLC	7,989,239	7,989,239

Net cash provided by investing activities	7,989,239	7,989,239

Increase in cash and cash equivalents	1,661,422	353,343
Cash and cash equivalents at beginning of period	2,487,672	3,158,816

Cash and cash equivalents at end of period	$4,149,094	$3,512,159

Supplemental cash flow information:
Interest paid in cash	$7,989,239	$7,989,239

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock				Total
			Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit

	(2005 Amounts Unaudited)
Balance at December 31, 2004	11,190,650	$111,907	$123,020,121	$(166,264,712)	$(43,132,684)
Net income	—	—	—	9,139,349	9,139,349

Balance at June 30, 2005	11,190,650	$111,907	$123,020,121	$(157,125,363)	$(33,993,335)

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2005

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
      As mandated by the Plan of Reorganization and the bankruptcy court effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding cash of $4.3 million to Holding LLC. In exchange we received an initial 50% membership interest in Holding LLC. Gascon Partners, (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for an initial 50% ownership interest therein. Holding LLC is controlled by the managing member (formerly Gascon). Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. Concurrently, we entered into a management and operating agreement to manage the operations of Operating LLC.
      In August, 2003 and November, 2004 we entered into agreements to manage the operations of TTG and Panaco, respectively. As of June 30, 2005, both TTG and Panaco are owned by AREP Oil and Gas LLC (“AREP Oil & Gas”). (A related party, see Note 4)

The Holding LLC Redemption Provision
      The Holding LLC Operating Agreement contains a provision that allows the managing member, or its successor, at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of our operating assets and oil and natural gas properties have been contributed to Holding LLC, as noted above, following such a redemption, our principal assets would consist solely of our cash balances. In the event that such redemption right is exercised by the managing member, we may be obligated to use the proceeds that we would receive for our redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to our shareholders. Following the payment of our indebtedness (currently held by entities owned or controlled by Carl C. Icahn) and our operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to our shareholders.
      We remain highly leveraged after confirmation of the Plan of Reorganization.
      On June 30, 2005, American Real Estate Partners, LLP (“AREP”) (a related party, see Note 4) purchased Gascon’s managing membership interest in Holding LLC, including Gascon’s option to redeem our interest in Holding LLC and contributed the interest and redemption option to a wholly-owned subsidiary, AREP Oil and Gas.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      On July 8, 2005 we announced that we received an offer from AREP, the holder of 50.1% of our outstanding shares, regarding a transaction pursuant to which our existing shareholders, other than AREP, would receive $3.00 in cash for each share of our common stock held by them. In the event of such transaction, AREP and its subsidiaries would own 100% of our stock. On July 11, 2005, our Board of Directors formed a special committee to be chaired by one of our independent directors, which was charged with evaluating and recommending a response to the AREP offer.

2.	Basis of Presentation
      The accompanying unaudited financial statements have been prepared in accordance both with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are fairly presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Our quarterly financial data should be read in conjunction with our financial statements for the year ended December 31, 2004 (including the notes thereto), set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.
      The results of operations for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.
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
      The management and operation of Operating LLC is being undertaken by us pursuant to a Management Agreement (the “Management Agreement”) which we entered into with Operating LLC. However, neither our officers nor directors control the strategic direction of Operating LLC’s oil and natural gas business including oil and natural gas drilling and capital investments, which are controlled by the managing member of Holding LLC (currently AREP Oil & Gas). The Management Agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC; although the Management Agreement provides that the salary of our Chief Executive Officer shall be 70% attributable to the managed

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is warranted. However, we both have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee that we are paid. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $1.2 million and $1.7 million in management fee income for the three month period ended June 30, 2005 and 2004, respectively under this Management Agreement. We recorded $2.3 million and $3.2 million in management fee income for the six month period ended June 30, 2005 and 2004, respectively.
      On August 28, 2003, we entered into an agreement to manage TTG (the “TTG Management Agreement”). The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the TTG Plan. AREP Oil and Gas owns all of the reorganized TTG. TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and Vice President, Secretary and General Counsel, respectively, have been appointed to the reorganized TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our Vice President and CFO, has been appointed Treasurer of reorganized TTG and its subsidiaries.
      The TTG Management Agreement provides that we will be responsible for and have authority with respect to all of the day-to-day management of TTG’s business but we will not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for our services in managing the TTG business, we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG, (ii) upon 90 days prior written notice by us, (iii) upon 30 days following any day where the designees of High River Limited Partnership (“High River”) no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court. We recorded $1.2 million and $1.2 million in management fee income for the three month period ended June 30, 2005 and 2004, respectively, under the TTG Management Agreement. We recorded $2.4 million and $2.3 million in management fee income for the six month period ended June 30, 2005 and 2004, respectively.
      On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for Panaco. In connection with the Panaco Plan, we entered into a Management Agreement with Panaco (the “Panaco Management Agreement”) pursuant to the Bankruptcy Court’s Order confirming the effective date of the Panaco Plan. AREP Oil and Gas owns all of the reorganized Panaco. Bob G. Alexander, our President and CEO, has been appointed to the reorganized Panaco Board of Directors and shall act as the reorganized Panaco’s President. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to the reorganized Panaco Board of Directors and act as reorganized Panaco’s Vice President and Secretary. Randall D. Cooley, our Vice President and CFO, has been appointed as Treasurer of the reorganized Panaco. In exchange for our management services, we receive a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administrating the Panaco properties. We recorded $.9 million and $1.9 million in management fee income for the the three and six month periods ended June 30, 2005 under this agreement.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Other Related Party Transactions
      AREP Oil and Gas owns 50.1% of our outstanding common stock at June 30, 2005. AREP Oil and Gas is a wholly-owned subsidiary of AREP, which owns 99% of American Real Estate Holding L.P. (“AREH”). The general partner of AREH, American Property Investors, Inc. (“API”) is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River, AREP, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. Our policy is to engage in transactions with related parties on terms that in our opinion, are no less favorable to our company than could be obtained from unrelated parties.
      On June 30, 2005, AREP purchased Gascon’s managing membership interest in Holding LLC, including Gascon’s option to redeem our interest in Holding LLC and contributed the interest and redemption option to a wholly-owned subsidiary, AREP Oil and Gas.

5.	Investment in Holding LLC
      Holding LLC was formed in August, 2000 pursuant to a Plan of Reorganization. In September, 2001 we contributed oil and natural gas properties in exchange for Holding LLC’s obligation to pay us the Guaranteed Payments and Priority Amount. We also received a 50% membership interest in Holding LLC. Gascon contributed oil and natural gas assets and cash in exchange for future payments and a 50% membership interest in Holding LLC. The Holding LLC Operating Agreement requires payment of the Guaranteed Payments and Priority Amount to us in order to pay interest on our senior debt and the principal amount of the debt of $148.6 million in 2006. After we receive the Guaranteed Payments and Priority Amount that total approximately $300 million (which includes the $148.6 million), the Holding LLC Operating Agreement requires the distribution of an equal amount to AREP Oil and Gas, the successor to Gascon. Holding LLC is contractually obligated to make the Guaranteed Payments and Priority Amount distributions to us and AREP Oil and Gas before any distributions can be made to the LLC interest.
      We originally recorded our investment in Holding LLC at the historical cost of the oil and gas properties contributed to Holding LLC. In evaluating the appropriate accounting to be applied to this investment, we anticipate that we will collect the Guaranteed Payments and Priority Amount through 2006. However, based on cash flow projections prepared by the management of Holding LLC and its reserve engineers, there is substantial uncertainty that there will be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to AREP Oil and Gas. Due to this uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through 2006, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment. Our rights upon liquidation of Holding LLC are identical to those described above, and we considered those rights in determining the appropriate presentation.
      Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is currently being given accounting recognition. Our investment in Holding LLC will be reduced to zero upon

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
collection of the Priority Amount in 2006. After that date, we will continue to monitor payments made to AREP Oil and Gas and, at such time as it would appear that there is any residual value to our 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock (“APB 18”).
      The Holding LLC Operating Agreement requires that distributions shall be made to both our company and AREP Oil and Gas as follows:

1. Guaranteed Payments are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Carl C. Icahn, including the amount of our 10.75% Senior Notes. As of June 30, 2005, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

2. The Priority Amount is to be paid to us. Such payment is to occur by November 6, 2006.

3. An amount equal to the Priority Amount and all Guaranteed Payments paid to us, plus any additional capital contributions made by AREP Oil and Gas, less any distribution previously made by Holding LLC to AREP Oil and Gas, is to be paid to AREP Oil and Gas.

4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by Holding LLC to AREP Oil and Gas, is to be paid to AREP Oil and Gas.

5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of our company’s and AREP Oil and Gas’ respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement).
      The following is a summary balance sheet of Holding LLC as of June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004

Current assets	$41,499,390	$23,145,877
Net oil and natural gas properties (full-cost method)	287,759,479	229,584,241
Net other property and equipment	1,064,468	991,709
Other long-term assets	5,946,772	6,551,612

Total assets	$336,270,109	$260,273,439

Current liabilities	$35,583,879	$22,456,141
Long-term liabilities	125,248,841	63,635,891
Members’ equity	175,437,389	174,181,407

Total liabilities and members’ equity	$336,270,109	$260,273,439

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following is a summary income statement for Holding LLC for the six months ended June 30, 2005 and 2004.

	Six Months Ended
	June 30,

	2005	2004

Total revenues	$39,287,280	$32,366,262
Total cost and expenses	(27,819,613)	(22,393,064)

Operating income	11,467,667	9,973,198
Interest expense and other	(2,222,453)	(948,027)

Net income	$9,245,214	$9,025,171

      For the six month period ended June 30, 2005, Holding LLC generated cash flows of $35.1 million from operating activities, used $79.9 million in investing activities and generated $59.1 million in financing activities. Audited financial statements will be prepared and included in the Company’s Form 10-K for the year ended December 31, 2005.
      For the six month period ended June 30, 2005, Holding LLC recorded $16.7 million as a reduction in total revenues as a result of marking to market their oil and gas derivatives. This is a non-cash transaction.
      The following is a rollforward of our Investment in Holding LLC as of March 31, 2005:

Investment in Holding LLC at December 31, 2004	$87,799,748
Accretion of investment in Holding LLC	20,443,726
Guaranteed payment from Holding LLC	(7,989,239)

Investment in Holding LLC at June 30, 2005	$100,254,235

      Operating LLC is currently in compliance with all covenants of its credit facility. (See Note 6)

6.	Credit Facility/ Pledge of Our Membership Interest in Holding LLC

The Operating LLC Credit Facility
      On December 29, 2003, Operating LLC entered into a Credit Agreement (the “Credit Agreement”) with certain commercial lending institutions, including Mizuho as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents.
      The Credit Agreement provides for a loan commitment amount of up to $145 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). The Credit Agreement provides further that the amount available to Operating LLC at any time is subject to certain restrictions, covenants, conditions and changes in the borrowing base calculation. In partial consideration of the loan commitment amount, Operating LLC has pledged a continuing security interest in all of its oil and natural gas properties and its equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.
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
      Draws made under the credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. During the current fiscal year, Operating LLC’s outstanding balances thereunder have ranged from a low of $51.8 million to a high of $110.9 million. As of June 30, 2005, the outstanding balance under the credit facility was $110.9 million.
      The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Operating LLC was not in compliance with the minimum interest coverage ratio covenant at December 31, 2004. Operating LLC obtained a waiver of compliance with respect to this covenant for the period ended December 31, 2004. Operating LLC was in compliance with all covenants at June 30, 2005.

Pledge of Our Membership Interest in Holding LLC
      As a condition to the lenders obligations under the Credit Agreement, the lenders required that we, the managing member of Holding LLC and Operating LLC execute and deliver at the closing a pledge agreement and irrevocable proxy in favor of Bank of Texas, N.A., its successors and assigns, the (“Pledge Agreement”). Pursuant to the terms of the Pledge Agreement, in order to secure the performance of the obligations of Operating LLC (i) we and the managing member have pledged our respective 50% membership interests in Holding LLC (such interests constituting 100% of the outstanding equity membership interest of Holding LLC); (ii) Holding LLC has pledged its 100% equity membership interest in Operating LLC; and (iii) Operating LLC has pledged its 100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (i), (ii) and (iii) above are collectively referred to as the “Collateral”). The Pledge Agreement also provides for a continuing security interest in the Collateral and that Bank of Texas, N.A. as the Collateral Agent is the duly appointed attorney-in-fact of Operating LLC. The Collateral Agent may take all action deemed reasonably necessary for the maintenance, preservation and protection of the Collateral and the security interest therein until such time that all of Operating LLC’s obligations under the Credit Agreement are fulfilled, terminated or otherwise expired. If under the Credit Agreement an event of default shall have occurred and is continuing, the Collateral Agent may enforce certain rights and remedies, including, but not limited to the sale of the Collateral, the transfer of all or part of the Collateral to the Collateral Agent or its nominee and/or the execution of all endorsements, assignments, stock powers and other instruments of conveyance or transfer with respect to all or part of the Collateral.
      Other than our encumbrance of our 50% membership interest in Holding LLC and our indemnification of the Collateral Agent as set forth in the Pledge Agreement, we have incurred no obligations under the Credit Agreement, nor do we act as guarantor of the obligations of Operating LLC or any other guarantor or other entity thereunder.

7.	Senior Notes Due to Affiliate
      Upon confirmation of the Plan of Reorganization, the Senior Notes were held in their entirety by Arnos and its affiliates. Effective June 30, 2005, the Senior Notes are held by AREP Oil and Gas. The Senior Notes bear interest at an annual rate of 10.75%, payable semiannually in arrears on May 1 and November 1 of each year and mature in November 2006. The Senior Notes are senior, unsecured obligations that rank pari passu

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
with all of our existing and future senior indebtedness, and senior in right of payment to all future subordinated indebtedness that we may incur. Subject to certain limitations set forth in the indenture covering the Senior Notes (the “Indenture”), we and our subsidiaries may incur additional senior indebtedness and other indebtedness.
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
      At June 30, 2005, we had net operating loss carryforwards available for federal income tax purposes of approximately $75.9 million which begin expiring in 2009. Utilization of approximately $0.2 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of our ownership (as defined in the Internal Revenue Code) and the ownership of Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in our stock ownership. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in our opinion, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, we again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, more likely than not we will realize a partial benefit from the loss carryforwards. Accordingly, we recorded a deferred tax asset of $14.3 million, and $19.2 million as of June 30, 2005 and December 31, 2004, respectively. Ultimate realization of the deferred tax asset is dependent upon, among other factors, our ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

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

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(f) a finding that Osprey’s counterclaim in the amount of $15 million was without merit, and

(g) a ruling that Osprey is entitled to no recovery of any damages or expenses associated with our bond claim or Osprey’s counterclaim.
      We received payment of these amounts in June 2005.
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

10.	Subsequent Events
      On July 8, 2005 we announced that we received an offer from AREP, the holder of 50.1% of our outstanding shares, regarding a transaction pursuant to which our existing shareholders, other than AREP, would receive $3.00 in cash for each share of our common stock held by them. In the event of such transaction, AREP and its subsidiaries would own 100% of our stock. On July 11, 2005, our Board of Directors formed a special committee to be chaired by one of our independent directors, which was charged with evaluating and recommending a response to the AREP offer.

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
      As mandated by the Plan of Reorganization and the bankruptcy court, on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding cash of $4.3 million to NEG Holding, LLC (“Holding LLC”). In exchange we received an initial 50% membership interest in Holding LLC. Gascon Partners, (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for an initial 50% ownership interest. Holding LLC is controlled by the managing member (formerly Gascon). Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. Concurrently, we entered into a management and operating agreement to manage the operations of Operating LLC.
      In August, 2003, we entered into agreements to manage the operations of TTG and Panaco, respectively. As of June 30, 2005, both TTG and Panaco are owned by AREP Oil and Gas.
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
Ownership and Control of Outstanding Stock
      AREP Oil and Gas owns 50.1% of our outstanding common stock at June 30, 2005. AREP Oil and Gas is a wholly-owned subsidiary of AREP, which owns 99% of AREH. The general partner of AREH, American Property Investors, Inc. (“API”) is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos, High River, AREP, API, High Coast, Cadus and Greenville. Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert

J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. Our policy is to engage in transactions with related parties on terms that in our opinion, are no less favorable to our company than could be obtained from unrelated parties.
      On June 30, 2005, AREP (a related party, see Note 4) purchased Gascon’s managing membership interest in Holding LLC, including Gascon’s option to redeem our interest in Holding LLC and contributed the interest and redemption option to a wholly-owned subsidiary, AREP Oil and Gas.
      On July 8, 2005 we announced that we received an offer from AREP, the holder of 50.1% of our outstanding shares, regarding a transaction pursuant to which our existing shareholders, other than AREP, would receive $3.00 in cash for each share of our common stock held by them. In the event of such transaction, AREP and its subsidiaries would own 100% of our stock. On July 11, 2005, our Board of Directors formed a special committee to be chaired by one of our independent directors, which was charged with evaluating and recommending a response to the AREP offer.
The Holding LLC Operating Agreement
      Holding LLC is governed by an operating agreement effective as of May 12, 2001, which provides for management of Holding LLC by Gascon now AREP Oil and Gas and distributions to us and AREP Oil and Gas based on a prescribed order of distributions (the “Holding LLC Operating Agreement).
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
      Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to us and AREP Oil and Gas shall be made in the following order:

1. Guaranteed Payments are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Mr. Carl C. Icahn, including the amount of our Senior Notes. As of June 30, 2005, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

2. The Priority Amount is to be paid to us. Such payment is to occur by November 6, 2006.

3. An amount equal to the Priority Amount and all Guaranteed Payments paid to us, plus any additional capital contributions made by AREP Oil and Gas, less any distributions previously made by Holding LLC to AREP Oil and Gas, is to be paid to AREP Oil and Gas.

4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by Holding LLC to AREP Oil and Gas, is to be paid to AREP Oil and Gas.

5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of AREP Oil and Gas and our respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement).
      We anticipate that the Priority Amount will be used to pay off our indebtedness (currently held by entities owned or controlled by Carl C. Icahn). The Guaranteed Payments are expected to be sufficient to make the interest payments on our Senior Notes. Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is currently being given accounting recognition. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. After that date, we will continue to monitor payments made to AREP Oil and Gas and, at such time as it would appear that there is any residual value to our 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock (“APB 18”).
Redemption Provision in the Holding LLC Operating Agreement
      The Holding LLC Operating Agreement contains a provision that allows the managing member, or its successor, at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. A determination of the fair market value of such assets shall be made by an independent third party jointly engaged by the managing member and us. Since all of our operating assets and oil and natural gas properties have been contributed to Holding LLC, following such a redemption, our principal assets would consist solely of cash balances.
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
      On June 30, 2005, AREP (a related party, see Note 4) purchased Gascon’s managing membership interest in Holding LLC, including Gascon’s option to redeem our interest in Holding LLC and contributed the interest and redemption option to a wholly-owned subsidiary, AREP Oil and Gas.
The Reorganized Company
      We remain highly leveraged following confirmation of the Plan of Reorganization and entry into the foregoing transactions. Further, as a result of the terms and conditions of the various agreements related to the repayment of our indebtedness to Arnos and repayment of the Priority Amount and the Guaranteed Payments (plus accrued interest thereon) to AREP Oil and Gas, there is a substantial risk that there will be no proceeds remaining for distribution to our shareholders.
Management Agreements

The Operating LLC Management Agreement
      The management and operation of Operating LLC is being undertaken by us pursuant to the Management Agreement which we entered into with Operating LLC. However, neither our management nor directors control the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which are controlled by the managing member of Holding LLC (currently AREP Oil & Gas). The Management Agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC; although the Management Agreement provides that the salary of the Company’s Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is warranted. However, we both have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee that we are paid. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct.

The TTG Management Agreement
      On August 28, 2003, we entered into the TTG Management Agreement whereby we manage TTG. The TTG Management Agreement was entered into in connection with a plan of reorganization for TTG proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas, issued an order confirming the TTG Plan. AREP Oil and Gas owns all of the reorganized TTG. TTG is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and our Vice President, Secretary and General Counsel, respectively, have been appointed to the reorganized TTG Board of Directors and shall act as the two principal officers of TTG and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our Vice President and CFO, has been appointed Treasurer of reorganized TTG and its subsidiaries.
      The TTG Management Agreement provides that we shall be responsible for and have authority with respect to all of the day-to-day management of TTG’s business but shall not function as a Disbursing Agent as such term is defined in the TTG Plan. As consideration for our services in managing the TTG business, we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. The TTG Management Agreement is terminable (i) upon 30 days prior written notice by TTG, (ii) upon 90 days prior written notice by us, (iii) upon 30 days following any day where High River designees no longer constitute the TTG Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of TTG, or (iv) as otherwise determined by the Bankruptcy Court.

The Panaco Management Agreement
      On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for Panaco. In connection with the Panaco Plan, the Company entered into the Panaco Management Agreement pursuant to the Bankruptcy Court’s Order confirming the effective date of the Panaco Plan. AREP Oil and Gas owns all of the reorganized Panaco. Bob G. Alexander, our President and CEO, has been appointed to the reorganized Panaco Board of Directors and shall act as the reorganized Panaco’s President. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to the reorganized Panaco Board of Directors and act as reorganized Panaco’s Vice President and Secretary. Randall D. Cooley, our Vice President and CFO, has been appointed as Treasurer of the reorganized Panaco. In exchange for our management services, Panaco pays us a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administrating the Panaco properties.
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
      The Credit Agreement provides for a loan commitment amount of up to $145 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). The Credit Agreement provides further that the amount available to Operating LLC at any time is subject to certain restrictions, covenants, conditions and changes in the borrowing base calculation. In partial consideration of the loan commitment amount, Operating LLC has pledged a continuing security interest in all of its oil and natural gas properties and its equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.
      Other than our encumbrance of our 50% membership interest in Holding LLC and our indemnification of the Collateral Agent as set forth in the Pledge Agreement, we have incurred no obligations under the Credit Agreement, nor do we act as guarantor of the obligations of Operating LLC or any other guarantor or other entity thereunder.
      Draws made under the credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. During the current fiscal year, Operating LLC’s outstanding balances thereunder have ranged from a low of $51.8 million to a high of $110.9 million. As of June 30, 2005 the outstanding balance under the credit facility was $110.9 million.
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
Accretion of Our Investment in Holding LLC
      We originally recorded our investment in Holding LLC at the historical cost of the oil and gas properties contributed to Holding LLC. Based on internal and external estimates of reserves and cash flows, we anticipate that we will collect the Guaranteed Payments and Priority Amount through 2006. However, there is substantial uncertainty that there will be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to AREP Oil and Gas. Due to this uncertainty, we account for our investment in Holding LLC as a preferred investment. Accordingly, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through 2006, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment.
      Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is currently being given accounting recognition. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. After that date, we will continue to monitor payments made to AREP Oil and Gas and, at such time as it would appear that there is any residual value to our 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. We account for our residual equity investment in Holding LLC in accordance with APB 18.

      Accretion income is based on our best estimates of timing of cash flows of distributions and could vary significantly from the expected amounts.
Management Fees from Affiliates
      During the three and six month periods ended June 30, 2005 and 2004, we received management fees from the management agreements described above as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating LLC	$1,153,488	$1,696,843	$2,258,930	$3,160,361
TTG	1,227,232	1,163,724	2,394,124	2,318,769
Panaco	865,116	—	1,867,302	—

Total	$3,245,836	$2,860,567	$6,520,356	$5,479,130

      Management fees from Operating LLC for the three and six month period ended June 30, 2005 decreased due to the allocation of expenses to Panaco. This resulted in a decrease in fees billed to Operating LLC.
Costs and Expenses
      Our cost and expenses are as follows:

	Three Month Period Ended
	June 30,

	2005	2004	Variance	%

Salaries and wages	$1,874,818	$1,705,081	$169,737	10.0%
Insurance	197,879	252,667	(54,788)	(21.7)
Rent and utilities	216,952	172,971	43,981	25.4
Other G&A Expenses	616,714	618,831	(2,117)	(0.3)
Interest expense	3,485,096	3,485,096	—	—

Total cost & expenses	$6,391,459	$6,234,646	$156,813	2.5%

	Six Month Period Ended
	June 30,

	2005	2004	Variance	%

Salaries and wages	$3,945,261	$3,216,993	$728,268	22.6%
Insurance	381,406	477,022	(95,616)	(20.0)
Rent and utilities	397,798	345,802	51,996	15.0
Other G&A expenses	1,236,942	1,140,618	96,324	8.4
Interest expense	6,970,190	6,970,191	(1)	—

Total cost & expenses	$12,931,597	$12,150,626	$780,971	6.4%

      Salaries and wages increased from 2005 to 2004 due to the increased personnel required to manage TTG and Panaco.
      Insurance expense decreased from 2005 to 2004 due to a variety of reasons including lower cost of insurance and allocation of direct insurance costs to the managed companies.
      Rent and utilities increased from 2005 to 2004 due to additional office space rented in Houston, Texas.
      Other G&A expense remained approximately the same for the periods ended June 30, 2005 and 2004.
      Interest expense remained the same for the periods ended June 30, 2005 and 2004.

Liquidity and Capital Resources

Six Months Ended June 30, 2005, Compared with Six Months Ended June 30, 2004
      Net cash used in operating activities was $6.3 million for the six months ended June 30, 2005, compared to $7.6 million for the six months ended June 30, 2004. The increase in cash flows provided by operating activities is primarily due to the increased management fees as a result of the Panaco management agreement.
      Net cash provided by investing activities was $8.0 million for the six months ended June 30, 2005 and 2004, respectively.
      There was no cash used in or provided by financing activities for the six months ended June 30, 2005 and 2004.
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
      Our working capital surplus at June 30, 2005 was $2.8 million compared to a working capital surplus at June 30, 2004 of $1.9 million.
Recent Accounting Pronouncements
      On May 30, 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle, including voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. In accordance with the new standard, changes in accounting standards are retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if the principle had always been applied. The cumulative effect of the change is reflected in opening retained earnings. The adoption of SFAS 154 will not have a material effect on our financial position or results of operations.
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
      On December 16, 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, which will require compensation costs related to share-based payment transactions (e.g., issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For us, SFAS 123(R), as amended by SEC Release 34-51558, is effective for our first fiscal year beginning after June 15, 2005 (January 1,

2006). Entities that use the fair-value-based method for either recognition or disclosure under SFAS 123 are required to apply SFAS 123(R) using a modified version of prospective application. Under this method, an entity records compensation expense for all awards it grants after the date of adoption. In addition, the entity is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, entities may elect to adopt SFAS 123(R) using a modified retrospective method where by previously issued financial statements are restated based on the expense previously calculated and reported in their pro forma footnote disclosures. We have no share based payments subject to this standard.
Inflation
      Although certain of our costs and expenses are affected by the level of inflation, inflation did not have a significant effect on our results of operations during the six months ended June 30, 2005 and 2004.
Off Balance Sheet Arrangements
      We have no off balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      As of June 30, 2005 and 2004, we had no exposure to interest, currency or commodity risk.

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
Changes in Internal Control Over Financial Reporting
      During our assessment of internal control over financial reporting as of December 31, 2004, we noted several instances where policies and procedures were not being followed. In the aggregate, these constituted a significant deficiency. During the current quarter, we continued to implement a number of improvements in our policies and procedures surrounding our information technology processes and infrastructure which were designed to remediate the deficiencies. The major improvements were:

•	strengthened our procedures to control and supervise access to our production systems;

•	enabled virus protection on all systems;

•	documented and made regular reviews of system error files;

•	implemented compliance controls surrounding our program change policies and procedures; and

•	tested our data recovery processes.
      The improvements in our policies and procedures described above represent changes in the Company’s internal control over financial reporting during the six month period ended June 30, 2005 that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
      We received payment of these amounts in June 2005.
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
      On June 2, 2005, an annual meeting of the shareholders of the Company was held.
      At the meeting two proposals were voted upon and the following sets forth the number of votes that were cast for and against the proposals and the number of abstentions and broker non-votes on the proposals:

(i) Proposal to elect five nominees as directors of the Company to serve until the next annual meeting of shareholders:

	Bob G.	Robert H.	Martin L.	Robert J.	Jack G.
	Alexander	Kite	Hirsch	Mitchell	Wasserman

For	10,491,602	10,499,107	10,488,412	10,493,712	10,414,863
Against	—	—	—	—	—
Abstain	298,189	290,684	301,379	296,079	374,928
Broker non-votes	—	—	—	—	—

	10,789,791	10,789,791	10,789,791	10,789,791	10,789,791

(ii) Proposal to ratify the selection of Grant Thornton LLP as the Company’s independent auditors for the current fiscal year ended December 31, 2005.

For	10,741,655
Against	43,583
Abstain	4,553
Broker non-votes	—

10,789,791

Item 5.	None.

Item 6.	Exhibits and Reports on Form 8-K.
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
August 09, 2005

By:	/s/ RANDALL D. COOLEY

Randall D. Cooley
Vice President and Chief Financial Officer
August 09, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated May 12, 2000(4)

2.2	Debtor’s and Official Committee of Unsecured Creditors Joint Disclosure Statement under Section 1125 of the Bankruptcy Code Regarding Debtor’s and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated May 12, 2000(4)

3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(5)

3.2	By-laws of the Company(1)

3.3	Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003(8)

4.1	Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the ‘Guarantor’), formerly NEG-OK, and Bank One, Columbus, N.A.(2)

4.2	Indenture dated August 21, 1997, among the Company and Bank One, N.A.(3)

10.1	NEG Holding LLC Operating Agreement dated May 1, 2001 between the Company and Gascon Partners.(6)

10.2	NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(6)

10.3	Shana National LLC Amended and Restated Operating Agreement dated September 12, 2001 executed by NEG Operating LLC.(6)

10.4	Management Agreement dated September 12, 2001 between the Company and NEG Operating LLC.(6)

10.5	Final Decree of Bankruptcy Court(7)

10.6	Management Agreement with TransTexas Gas Corporation dated August 28, 2003(8)

10.7	Credit Agreement dated as of December 29, 2003 among NEG Operating LLC, Certain Commercial Lending Institutions , Mizuho Corporate Bank, Ltd., Bank of Texas N.A., and the Bank of Nova Scotia(9)

10.8	Security Agreement dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)

10.9	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)

10.10	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by National Energy Group, Inc. in favor of Bank of Texas, N.A.(9)

10.11	First Amendment to the Credit Agreement dated April 5, 2004 among NEG Operating LLC, certain commercial lending institutions, Mizuho Corporate Bank LTD, Bank of Texas N.A. and the Bank of Nova Scotia(11)

10.12	Management Agreement effective November 16, 2004 between the Company and Panaco, Inc.(12)

10.13	National Energy Group, Inc. Incentive Plan(13)

14.1	Code of Business Conduct and Ethics Adopted March 24, 2004(10)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(14). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be ‘filed’.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(14). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be ‘filed’.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33-38331), dated April 3, 1991.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to the Company’s Form S-4 (No. 333-38075), filed October 16, 1997.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Form 8-K filed January 14, 2004.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(13)	Incorporated by reference to the Company’s Form 8-K filed November 12, 2004.

(14)	Filed herewith.