Form 10-Q
period 2005-09-30
NATIONAL ENERGY GROUP INC
filed 2005-11-14
CIK 870756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      11,190,650 shares of the registrant’s Common Stock, $0.01 par value, were outstanding on November 10, 2005.

NATIONAL ENERGY GROUP, INC.

FORWARD-LOOKING STATEMENTS
      This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. The words “anticipate,” “expect,” “estimate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events, or developments that we expect or anticipate will or may occur in the future relating to the operations of National Energy Group, Inc. or our unconsolidated non-controlling 50% equity interest in NEG Holding LLC and its subsidiary, NEG Operating LLC, including such things as estimated future net revenues from oil and natural gas reserves and the present value thereof, drilling of wells, future production of oil and natural gas, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion, and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding the interest, belief or current expectations of our management, directors, or our officers regarding such matters. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including uncertainties relating to strategic decisions of AREP Oil and Gas LLC, as the managing member of NEG Holding LLC and the principal owner of the other companies that we manage, future oil and natural gas prices, future operating costs, severance and excise taxes, general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other oil and natural gas companies, changes in laws or regulations, adverse weather and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our company or our business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.
      In this Quarterly Report, unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing National Energy Group, Inc.

NATIONAL ENERGY GROUP, INC.
BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,482,223	$2,487,672
Accounts receivable — other	191,802	191,802
Accounts receivable — affiliates	1,188,582	2,207,767
Other	86,909	184,188

Total current assets	5,949,516	5,071,429
Investment in Holding LLC	111,811,578	87,799,748
Deferred tax assets	11,498,880	19,241,529

Total assets	$129,259,974	$112,112,706

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$510,819	$208,802
Accrued interest on senior notes — affiliates	6,657,699	2,663,080

Total current liabilities	7,168,518	2,871,882
Long term liabilities:
Senior notes — affiliates	148,637,000	148,637,000
Deferred gain on senior note redemption	2,207,937	3,736,508
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value:
Authorized shares — 15,000,000 at September 30, 2005 and December 31, 2004; Issued and outstanding shares — 11,190,650 at September 30, 2005 and December 31, 2004	111,907	111,907
Additional paid-in capital	123,020,121	123,020,121
Accumulated deficit	(151,885,509)	(166,264,712)

Total stockholders’ deficit	(28,753,481)	(43,132,684)

Total liabilities and stockholders’ deficit	$129,259,974	$112,112,706

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
Revenues:
Accretion of investment in NEG Holding LLC	$11,557,343	$8,932,010	$32,001,069	$25,055,526
Management fees from affiliates	3,666,768	2,641,040	10,187,124	8,120,169
Interest income and other, net	24,248	15,067	52,300	28,559

Total revenue	15,248,359	11,588,117	42,240,493	33,204,254
Cost and expenses:
Salaries and wages	2,446,931	1,581,521	6,392,192	4,798,514
Insurance	203,939	242,554	585,345	719,576
Rent and utilities	205,387	174,102	603,185	519,903
Other general and administrative expenses	845,691	460,518	2,082,632	1,601,137
Interest expense	3,485,096	3,485,104	10,455,287	10,455,295

Total costs and expenses	7,187,044	5,943,799	20,118,641	18,094,425

Income before income taxes	8,061,315	5,644,318	22,121,852	15,109,829
Income tax expense	(2,821,461)	(1,975,511)	(7,742,649)	(5,288,800)

Net income	$5,239,854	$3,668,807	$14,379,203	$9,821,029

Earnings per common share:
Net income per common share	$.47	$.33	$1.28	$.88

Weighted average number of common shares outstanding	11,190,650	11,190,650	11,190,650	11,190,650

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2005	2004

	(Unaudited)
Operating Activities:
Net income	$14,379,203	$9,821,029
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment in NEG Holding LLC	(32,001,069)	(25,055,526)
Deferred gain amortization — interest reduction	(1,528,571)	(1,528,573)
Deferred income tax expense	7,742,649	5,140,642
Changes in operating assets and liabilities:
Accounts receivable	1,019,185	102,588
Other current assets	97,279	95,607
Accounts payable and accrued liabilities	4,296,636	4,135,960

Net cash used in operating activities	(5,994,688)	(7,288,273)

Investing Activities:
Guaranteed payment from NEG Holding LLC	7,989,239	7,989,239

Net cash provided by investing activities	7,989,239	7,989,239

Increase in cash and cash equivalents	1,994,551	700,966
Cash and cash equivalents at beginning of period	2,487,672	3,158,816

Cash and cash equivalents at end of period	4,482,223	3,859,782

Supplemental cash flow information:
Interest paid in cash	$7,989,239	$7,989,239

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock				Total
			Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit

	(2005 Amounts Unaudited)
Balance at December 31, 2004	11,190,650	$111,907	$123,020,121	$(166,264,712)	$(43,132,684)
Net income	—	—	—	14,379,203	14,379,203

Balance at September 30, 2005	11,190,650	$111,907	$123,020,121	$(151,885,509)	$(28,753,481)

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005

Note 1.	Background
      We are a management company engaged in the business of managing the exploration, development, production and operations of natural gas and oil properties, primarily located in Texas, Oklahoma, Arkansas and Louisiana (both onshore and in the Gulf of Mexico). We manage oil and gas operations of NEG Operating LLC (“Operating LLC”), National Onshore LP (“Onshore”), (formerly TransTexas Gas Corporation) and National Offshore LP (“Offshore”), (formerly Panaco, Inc.), all of which are affiliated entities. Our principal assets are our unconsolidated non-controlling 50% membership interest in NEG Holding LLC (“Holding LLC”), and the management agreements with Operating LLC, Onshore and Offshore.
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
      In August, 2003 and November, 2004 we entered into agreements to manage the operations of Onshore and Offshore, respectively. Both Onshore and Offshore are owned by AREP Oil and Gas LLC (“AREP Oil & Gas”) (a related party, see Note 4).

The Holding LLC Redemption Provision
      The Holding LLC Operating Agreement contains a provision that allows the managing member, currently AREP Oil and Gas, at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of our operating assets and oil and natural gas properties have been contributed to Holding LLC, as noted above, following such a redemption, our principal assets would consist solely of our cash balances. In the event that such redemption right is exercised by the managing member, we may be obligated to use the proceeds that we would receive for our redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds. Whether there would be proceeds remaining under these circumstances depends on the fair market value of Holding LLC’s assets, which is based principally on reserve replacement, production and oil and natural gas prices. While we have experienced a period of rapidly increasing oil and natural gas prices, which has caused an increase in the value of oil and natural gas properties, there can be no assurance that oil and natural gas prices will continue to increase or remain at current levels or that we will continue to replace reserves. Further, we have no control over whether the redemption option may be exercised or the timing of any such redemption. If our membership interest is redeemed, following the payment of our indebtedness (currently held by entities owned or controlled by Carl C. Icahn) and our operating expenses, there is a

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
substantial risk that there will be no proceeds remaining. The disposition of any such proceeds would be determined by our board of directors.
      We remain highly leveraged after confirmation of the Plan of Reorganization.
      On June 30, 2005, American Real Estate Partners, LLP (“AREP”) (a related party, see Note 4) purchased Gascon’s managing membership interest in Holding LLC, including Gascon’s option to redeem our interest in Holding LLC and contributed the interest and redemption option to a wholly-owned subsidiary, AREP Oil and Gas. At September 30, 2005, AREP Oil and Gas also owns 50.1% of our common stock. At September 30, 2005, AREP Oil and Gas (a) owns 50.1% of our outstanding common stock, (b) holds all of our Senior Notes, (c) controls Holding LLC through its 50% managing membership interest, and (d) owns an option to acquire our 50% interest in Holding LLC. In addition, AREP Oil & Gas owns 100% of the equity of Onshore and Offshore.
      On July 8, 2005 we received a proposal from AREP, regarding a transaction pursuant to which the existing shareholders, other than AREP Oil and Gas, would receive $3.00 in cash for each share of our common stock held by them. In the event of such transaction, AREP and its subsidiaries would own 100% of our stock. In connection with the proposal, our Board of Directors formed a special board committee chaired by one of our independent directors with full authorization to review and enter into discussions with AREP regarding the proposal. The special board committee retained an independent financial advisor and legal counsel to assist in the review process. By letter dated October 10, 2005, the special board committee notified AREP and our board of directors that, based on a thorough review of the proposal by the special board committee and its financial and legal advisors, the proposal was inadequate from a financial point of view to our minority shareholders.
      During the special board committee’s evaluation of the cash proposal and related discussions with AREP, the special board committee also explored an alternative proposal whereby our minority shareholders might receive an aggregate 2% equity interest in a new entity to be formed for the purpose of owning all or a portion of the assets of Holding LLC and certain other oil and gas companies. The special board committee’s letter indicated that the committee had determined that such alternative proposal was also inadequate from a financial point of view to our minority shareholders. The special board committee’s letter also indicated that the committee was willing to consider any amended proposal that AREP might submit. As of the date of this quarterly report, AREP has not submitted any amended or new proposal and there can be no assurance that any amended or new proposals may be submitted by AREP.

Note 2.	Basis of Presentation
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

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The results of operations for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current presentation.
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

Note 3.	Management Agreements
      The management and operation of Operating LLC is being undertaken by us pursuant to a Management Agreement (the “Management Agreement”) which we entered into with Operating LLC. However, neither our officers nor directors control the strategic direction of Operating LLC’s oil and natural gas business including oil and natural gas drilling and capital investments, which are controlled by the managing member of Holding LLC (currently AREP Oil & Gas). The Management Agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC; although the Management Agreement provides that the salary of our Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is warranted. However, we both have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee that we are paid. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $1.5 million in management fee income for each of the three month periods ended September 30, 2005 and 2004 under this Management Agreement. We recorded $3.7 million and $4.6 million in management fee income for the nine month period ended September 30, 2005 and 2004, respectively.
      On August 28, 2003, we entered into an agreement to manage Onshore (the “Onshore Management Agreement”). The Onshore Management Agreement was entered into in connection with a plan of reorganization for Onshore proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the Onshore Plan. AREP Oil and Gas owns all of the reorganized Onshore. Onshore is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and Vice President, Secretary and General Counsel, respectively, have been appointed to the reorganized Onshore Board of Directors and shall act as the two principal officers of Onshore

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our Vice President and CFO, has been appointed Treasurer of reorganized Onshore and its subsidiaries.
      The Onshore Management Agreement provides that we will be responsible for and have authority with respect to all of the day-to-day management of Onshore’s business but we will not function as a Disbursing Agent as such term is defined in the Onshore Plan. As consideration for our services in managing the Onshore business, we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. The Onshore Management Agreement is terminable (i) upon 30 days prior written notice by Onshore, (ii) upon 90 days prior written notice by us, (iii) upon 30 days following any day where the designees of High River Limited Partnership (“High River”) no longer constitute the Onshore Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of Onshore, or (iv) as otherwise determined by the Bankruptcy Court. We recorded $1.2 million in management fee income for each of the three month periods ended September 30, 2005 and 2004, under the Onshore Management Agreement. We recorded $3.5 million in management fee income for each of the nine month periods ended September 30, 2005 and 2004.
      On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for Offshore. In connection with the Offshore Plan, we entered into a Management Agreement with Offshore (the “Offshore Management Agreement”) pursuant to the Bankruptcy Court’s Order confirming the effective date of the Offshore Plan. AREP Oil and Gas owns all of the reorganized Offshore. Bob G. Alexander, our President and CEO, has been appointed to the reorganized Offshore Board of Directors and shall act as the reorganized Offshore’s President. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to the reorganized Offshore Board of Directors and act as reorganized Offshore’s Vice President and Secretary. Randall D. Cooley, our Vice President and CFO, has been appointed as Treasurer of the reorganized Offshore. In exchange for our management services, we receive a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administrating the Offshore properties. We recorded $1.0 million and $2.9 million in management fee income for the three and nine month periods ended September 30, 2005 under this agreement.

Note 4.	Related Parties
      At September 30, 2005, AREP Oil and Gas (a) owns 50.1% of our outstanding common stock, (b) holds all of our Senior Notes, (c) controls Holding LLC through its 50% managing membership interest, and (d) owns an option to acquire our 50% interest in Holding LLC. In addition, AREP Oil & Gas owns 100% of the equity of Onshore and Offshore (see Note 1). AREP Oil and Gas is a wholly-owned subsidiary of AREP, which owns 99% of American Real Estate Holding L.P. (“AREH”). The general partner of AREH, American Property Investors, Inc. (“API”) is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River, AREP, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is an independent member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. Our policy is to engage in transactions with related parties on terms that in our opinion, are no less favorable to our company than could be obtained from unrelated parties.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5.	Investment in Holding LLC
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
      We originally recorded our investment in Holding LLC at the historical cost of the oil and gas properties contributed to Holding LLC. In evaluating the appropriate accounting to be applied to this investment, we anticipate that we will collect the Guaranteed Payments and Priority Amount through 2006. Historically, cash flow projections prepared by the management of Holding LLC and its reserve engineers indicated that there would be no residual value in Holding LLC subsequent to the payment of the amounts required to be paid to AREP Oil and Gas. The residual value is dependent on a number of events that are not within our control, including future cash flows of Holding LLC, the timing of the Guaranteed Payments and the Priority Amount paid to us, the timing and amounts of subsequent payments to AREP Oil and Gas, and whether or not AREP Oil and Gas exercises the Holding LLC redemption provision, including the amount and timing of such redemption. Consequently, there is substantial uncertainty as to the amount, if any, of our residual value in Holding LLC. Due to this uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through 2006, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment. Our rights upon liquidation of Holding LLC are identical to those described above, and we considered those rights in determining the appropriate presentation.
      Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is currently being given accounting recognition. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. After that date, we will continue to monitor payments made to AREP Oil and Gas and, at such time as it appears that there is a determinable residual value to our 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently recorded at zero. We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock (“APB 18”).
      The Holding LLC Operating Agreement requires that distributions shall be made to both our company and AREP Oil and Gas as follows:

1. Guaranteed Payments are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Carl C. Icahn, including the amount of our 10.75% Senior Notes. As of September 30, 2005, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

2. The Priority Amount is to be paid to us. Such payment is to occur by November 6, 2006.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
      The following is a summary balance sheet of Holding LLC as of September 30, 2005 and December 31, 2004.

	September 30,	December 31,
	2005	2004

Current assets	$60,372,238	$23,145,877
Net oil and natural gas properties (full-cost method)	301,595,210	229,584,241
Net other property and equipment	1,072,081	991,709
Other long-term assets	5,639,644	6,551,612

Total assets	$368,679,173	$260,273,439

Current liabilities	$68,715,787	$22,456,141
Long-term liabilities	148,842,933	63,635,891
Members’ equity	151,120,453	174,181,407

Total liabilities and members’ equity	$368,679,173	$260,273,439

      The following is a summary income statement for Holding LLC for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended
	September 30,

	2005	2004

Total revenues	$34,494,609	$43,754,074
Total cost and expenses	(44,979,826)	(33,814,761)

Operating income (loss)	(10,485,217)	9,939,313
Interest expense and other	(4,586,507)	(1,583,904)

Net income (loss)	$(15,071,724)	$8,355,409

      For the nine month period ended September 30, 2005, Holding LLC generated cash flows of $68.8 million from operating activities, used $102.7 million in investing activities and generated $59.1 million in financing activities. Audited financial statements will be prepared and included in the Company’s Form 10-K for the year ended December 31, 2005.
      For the nine month period ended September 30, 2005, Holding LLC recorded $60 million as a reduction in total revenues as a result of marking to market their oil and gas derivatives. This is a non-cash transaction.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following is a rollforward of our Investment in Holding LLC as of September 30, 2005:

Investment in Holding LLC at December 31, 2004	$87,799,748
Accretion of investment in Holding LLC	32,001,069
Guaranteed payment from Holding LLC	(7,989,239)

Investment in Holding LLC at September 30, 2005	$111,811,578

      Operating LLC is currently in compliance with all covenants of its credit facility. (See Note 6)

Note 6.	Credit Facility/Pledge of Our Membership Interest in Holding LLC

The Operating LLC Credit Facility
      On December 29, 2003, Operating LLC entered into a Credit Agreement (the “Credit Agreement”) with certain commercial lending institutions, including Mizuho as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents.
      The Credit Agreement provides for a loan commitment amount of up to $145 million and a letter of credit commitment of up to $15 million (provided the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). The Credit Agreement provides further that the amount available to Operating LLC at any time is subject to certain restrictions, covenants, conditions and changes in the borrowing base calculation. In partial consideration of the loan commitment amount, Operating LLC has pledged a continuing security interest in all of its oil and natural gas properties and its equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.
      At Operating LLC’s option, interest on borrowings under the Credit Agreement bear interest at a rate based upon either the prime rate or the LIBOR rate plus, in each case, an applicable margin that in the case of prime rate loans, can fluctuate from 0.75% to 1.50% per annum, and, in the case of LIBOR rate loans, can fluctuate from 1.75% to 2.50% per annum. Fluctuations in the applicable interest rate margins are based upon Operating LLC’s total usage of the amount of credit available under the Credit Agreement, with the applicable margins increasing as the Operating LLC’s total usage of the amount of the credit available under the Credit Agreement increases. The Credit Agreement expires on September 1, 2006.
      At the closing of the Credit Agreement, Operating LLC borrowed $43.8 million to repay $42.9 million owed by Operating LLC to Arnos under the secured loan arrangement which was then terminated and to pay administrative fees in connection with this borrowing. Operating LLC intends to use any future borrowings under the Credit Agreement to finance potential acquisitions.
      Draws made under the credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. During the current fiscal year, Operating LLC’s outstanding balances thereunder have ranged from a low of $51.8 million to a high of $110.9 million. As of September 30, 2005, the outstanding balance under the credit facility was $110.9 million.
      The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Operating LLC was not in compliance with the minimum interest coverage ratio covenant at December 31, 2004. Operating LLC obtained a waiver of compliance with respect to this covenant for the period ended December 31, 2004. Operating LLC was in compliance with all covenants at September 30, 2005.

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Pledge of Our Membership Interest in Holding LLC
      As a condition to the lenders obligations under the Credit Agreement, the lenders required that we and the managing member of Holding LLC and Operating LLC execute and deliver at the closing a pledge agreement and irrevocable proxy in favor of Bank of Texas, N.A., its successors and assigns, the (“Pledge Agreement”). Pursuant to the terms of the Pledge Agreement, in order to secure the performance of the obligations of Operating LLC (i) we and the managing member have pledged our respective 50% membership interests in Holding LLC (such interests constituting 100% of the outstanding equity membership interest of Holding LLC); (ii) Holding LLC has pledged its 100% equity membership interest in Operating LLC; and (iii) Operating LLC has pledged its 100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (i), (ii) and (iii) above are collectively referred to as the “Collateral”). The Pledge Agreement also provides for a continuing security interest in the Collateral and that Bank of Texas, N.A. as the Collateral Agent is the duly appointed attorney-in-fact of Operating LLC. The Collateral Agent may take all action deemed reasonably necessary for the maintenance, preservation and protection of the Collateral and the security interest therein until such time that all of Operating LLC’s obligations under the Credit Agreement are fulfilled, terminated or otherwise expired. If under the Credit Agreement an event of default shall have occurred and is continuing, the Collateral Agent may enforce certain rights and remedies, including, but not limited to the sale of the Collateral, the transfer of all or part of the Collateral to the Collateral Agent or its nominee and/or the execution of all endorsements, assignments, stock powers and other instruments of conveyance or transfer with respect to all or part of the Collateral.
      Other than our encumbrance of our 50% membership interest in Holding LLC and our indemnification of the Collateral Agent as set forth in the Pledge Agreement, we have incurred no obligations under the Credit Agreement, nor do we act as guarantor of the obligations of Operating LLC or any other guarantor or other entity thereunder.

Note 7.	Senior Notes Due to Affiliate
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

Note 8.	Income Taxes
      At September 30, 2005, we had net operating loss carryforwards available for federal income tax purposes of approximately $85.2 million which begin expiring in 2009. Utilization of approximately $0.2 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of our ownership (as defined in the Internal Revenue Code) and the ownership of Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in our stock ownership. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in our opinion, there was not sufficient positive evidence of future taxable income to justify

NATIONAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
recognition of a benefit. Upon the formation of Holding LLC, we again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, more likely than not we will realize a partial benefit from the loss carryforwards. Accordingly, we recorded a deferred tax asset of $11.5 million, and $19.2 million as of September 30, 2005 and December 31, 2004, respectively. Ultimate realization of the deferred tax asset is dependent upon, among other factors, our ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

Note 9.	Contingencies
      During 2000 and 2001 we entered into several hedge contracts with Enron North America Corp (“Enron NAC”). In 2001 Enron Corporation and many Enron Corporation affiliates and subsidiaries, including Enron NAC filed for protection under Chapter 11 of the US bankruptcy code. Operating LLC has filed a claim for damages in that bankruptcy proceeding. The hedge contracts related to production from oil and gas properties that were subsequently contributed to Holding LLC and then to Operating LLC. We have filed a claim for damages in the Enron NAC bankruptcy proceeding and we have appointed a representative to the official committee of unsecured creditors. Our claim is unsecured and represents a hedge against future oil and natural gas prices for which we will receive a percentage distribution from the Enron bankruptcy proceeding in accordance with its plan of reorganization. Any recoveries from Enron NAC will become the property of Operating LLC as a result of the Holding LLC Contribution.
      Other than routine litigation incidental to our business operations which we do not consider to be material, there are no additional legal proceedings in which Operating LLC, Holding LLC or we are defendants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our Financial Statements and respective notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents our best present assessment.
      Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future operations to differ materially from our expectations. See “Forward-Looking Statements” at the beginning of this Quarterly Report.
Overview of our Business
      We are a management company engaged in the business of managing the exploration, development, production and operations of natural gas and oil properties, primarily located in Texas, Oklahoma and Louisiana (both onshore and in the Gulf of Mexico). We manage oil and gas operations of NEG Operating LLC (“Operating LLC”), National Onshore LP (“Onshore”) and National Offshore LP, (“Offshore”), all of which are affiliated entities. Our principal assets are our unconsolidated non-controlling 50% membership interest in NEG Holding LLC (“Holding LLC”), and the management agreements with Operating LLC, Onshore and Offshore.
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
      In August, 2003 and November 2004, we entered into agreements to manage the operations of Onshore and Offshore, respectively. Both Onshore and Offshore are owned by AREP Oil and Gas.
      Due to the substantial uncertainty relating to distributions from Holding LLC, we account for our unconsolidated non-controlling 50% interest in Holding LLC as a preferred investment. We recognize income from the accretion of our investment in Holding LLC using the interest method. Our revenues are comprised solely of the accretion of our investment in Holding LLC and fees received for the management of Operating LLC, Onshore and Offshore.
      Our headquarters are located in Dallas, Texas.
Ownership and Control of Outstanding Stock
      AREP Oil and Gas owns 50.1% of our outstanding common stock at September 30, 2005. AREP Oil and Gas is a wholly-owned subsidiary of AREP, which owns 99% of AREH. The general partner of AREH, American Property Investors, Inc. (“API”) is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos, High River, AREP, API, High Coast, Cadus and Greenville. Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J.

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
      On June 30, 2005, AREP (a related party, see Note 4) purchased Gascon’s managing membership interest in Holding LLC, including Gascon’s option to redeem our interest in Holding LLC and contributed the interest and redemption option to AREP Oil and Gas.
      On July 8, 2005 we received a proposal from AREP, pursuant to which our existing shareholders, other than AREP Oil and Gas, would receive $3.00 in cash for each share of our common stock held by them. In the event of such transaction, AREP and its subsidiaries would own 100% of our stock. In connection with the proposal, our Board of Directors formed a special board committee chaired by one of our independent directors, with full authorization to review and enter into discussions with AREP regarding the proposal. The special board committee retained an independent advisor and legal counsel to assist in the review process. By letter dated October 10, 2005, the special board committee notified AREP and our board of directors that, based on a thorough review of the proposal by the special board committee and its financial and legal advisors, the proposal was inadequate from a financial point of view to our minority shareholders.
      During the special board committee’s evaluation of the cash proposal and related discussions with AREP, the special board committee also explored an alternative proposal whereby our minority shareholders might receive an aggregate 2% equity interest in a new entity to be formed for the purpose of owning all or a portion of the assets of Holding LLC and certain other oil and gas companies. The special board committee’s letter indicated that the committee had determined that such alternative proposal was also inadequate from a financial point of view to our minority shareholders. The special board committee’s letter also indicated that the committee was willing to consider any amended proposal that AREP might submit. As of the date of this quarterly report, AREP has not submitted any amended or new proposals and there can be no assurance that any amended or new proposals may be submitted by AREP.
The Holding LLC Operating Agreement
      Holding LLC is governed by an operating agreement effective as of May 12, 2001, which provides for management and control of Holding LLC by Gascon now AREP Oil and Gas and distributions to us and AREP Oil and Gas based on a prescribed order of distributions (the “Holding LLC Operating Agreement”).
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
      Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to us and AREP Oil and Gas shall be made in the following order:

1. Guaranteed Payments are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to entities owned or controlled by Mr. Carl C. Icahn, including the amount of our Senior Notes. As of September 30, 2005, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

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
      We anticipate that the Priority Amount will be used to pay off our indebtedness (currently held by entities owned or controlled by Carl C. Icahn). The Guaranteed Payments are expected to be sufficient to make the interest payments on our Senior Notes. Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is currently being given accounting recognition. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. After that date, we will continue to monitor payments made to AREP Oil and Gas and, at such time as it would appear that there a determinable residual value to our 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently recorded at zero. We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).
Redemption Provision in the Holding LLC Operating Agreement
      The Holding LLC Operating Agreement contains a provision that allows the managing member (currently AREP Oil and Gas), at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. A determination of the fair market value of such assets shall be made by an independent third party jointly engaged by the managing member and us. Since all of our operating assets and oil and natural gas properties have been contributed to Holding LLC, following such a redemption, our principal assets would consist solely of cash balances.
      In the event that such redemption right is exercised and if there is a subsequent liquidation and distribution of the proceeds, we may be obligated to use the proceeds that we would receive for our redeemed membership interest to pay outstanding indebtedness and operating expenses before any distribution of any portion of such proceeds could be made. Whether there would be proceeds remaining under these circumstances depends on the fair market value of Holding LLC’s assets, which is based principally on reserve replacement, production and oil and natural gas prices. While, we have experienced a period of rapidly increasing oil and natural gas prices, which has caused an increase in the value of oil and natural gas properties, there can be no assurance that oil and natural gas prices will continue to increase or remain at current levels or that we will continue to replace reserves. Further, we have no control over whether the redemption option may be exercised or the timing of any such redemption. If our membership interest is redeemed, following the payment of our indebtedness, including the outstanding balance of $148.6 million relating to the our Senior Notes and our operating expenses, there is a substantial risk that there will be no proceeds remaining. The disposition of any such proceeds would be determined by our board of directors. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.
The Reorganized Company
      We remain highly leveraged following confirmation of the Plan of Reorganization and entry into the foregoing transactions. Further, as a result of the terms and conditions of the various agreements related to the repayment of our indebtedness and repayment of the Priority Amount and the Guaranteed Payments (plus accrued interest thereon) to AREP Oil and Gas, there is a substantial risk that there will be no proceeds remaining for distribution to our shareholders.
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

The Onshore Management Agreement
      On August 28, 2003, we entered into the Onshore Management Agreement whereby we manage Onshore. The Onshore Management Agreement was entered into in connection with a plan of reorganization for Onshore proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas, issued an order confirming the Onshore Plan. AREP Oil and Gas owns all of the reorganized Onshore. Onshore is engaged in the exploration, production and transmission of natural gas and oil primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and our Vice President, Secretary and General Counsel, respectively, have been appointed to the reorganized Onshore Board of Directors and shall act as the two principal officers of Onshore and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our Vice President and CFO, has been appointed Treasurer of reorganized Onshore and its subsidiaries.
      The Onshore Management Agreement provides that we shall be responsible for and have authority with respect to all of the day-to-day management of Onshore’s business but shall not function as a Disbursing Agent as such term is defined in the Onshore Plan. As consideration for our services in managing the Onshore business, we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. The Onshore Management Agreement is terminable (i) upon 30 days prior written notice by Onshore, (ii) upon 90 days prior written notice by us, (iii) upon 30 days following any day where High River designees no longer constitute the Onshore Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of Onshore, or (iv) as otherwise determined by the Bankruptcy Court.

The Offshore Management Agreement
      On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for Offshore. In connection with the Offshore Plan, the Company entered into the Offshore Management Agreement pursuant to the Bankruptcy Court’s Order confirming the effective date of the Offshore Plan. AREP Oil and Gas owns all of the reorganized Offshore. Bob G. Alexander, our President and CEO, has been appointed to the reorganized Offshore Board of Directors and shall act as the reorganized Offshore’s President. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to the reorganized Offshore Board of Directors and act as reorganized Offshore’s Vice President and Secretary. Randall D. Cooley, our Vice President and CFO, has been appointed as Treasurer of the reorganized Offshore. In exchange for our management services, Offshore pays us a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administrating the Offshore properties.
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
      Draws made under the credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. During the current fiscal year, Operating LLC’s outstanding balances thereunder have ranged from a low of $51.8 million to a high of $110.9 million. As of September 30, 2005 the outstanding balance under the credit facility was $110.9 million.
Results of Operations
      Our primary sources of income have been the accretion of our investment in Holding LLC and management fees from affiliates.
Accretion of Our Investment in Holding LLC
      We originally recorded our investment in Holding LLC at the historical cost of the oil and gas properties contributed to Holding LLC. Based on internal and external estimates of reserves and cash flows, we anticipate that we will collect the Guaranteed Payments and Priority Amount through 2006. Our residual value, if any, in Holding LLC is dependent on a number of events that are not in our control, including cash flows of Holding LLC, the timing of the Guaranteed Payments and the Priority Amount paid to us, the timing and amounts of subsequent payments to AREP Oil and Gas, and whether or not AREP Oil and Gas exercises the Holding LLC redemption provision, including the amount and timing of such redemption. Consequently, there is substantial uncertainty as to the amount, if any, of our residual value in Holding LLC subsequent to the payment of the amounts required to be paid to AREP Oil and Gas. Due to this uncertainty, we account for our investment in Holding LLC as a preferred investment. Accordingly, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through 2006, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment.
      Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, no income other than the accretion is currently being given accounting recognition. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount in 2006. After that date, we will continue to monitor payments made to AREP Oil and Gas and, at such time as it appears that there is a determinable residual value to our 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, we believe that the 50% interest in Holding LLC represents a residual interest that is currently recorded at zero. We account for our residual equity investment in Holding LLC in accordance with APB 18.
      Accretion income is based on our best estimates of timing of cash flows of distributions and could vary significantly from the expected amounts.
Management Fees from Affiliates
      During the three and nine month periods ended September 30, 2005 and 2004, we received management fees from the management agreements described above as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating LLC	$1,483,883	$1,473,394	$3,742,813	$4,633,755
Onshore	1,154,755	1,167,646	3,548,879	3,486,414
Offshore	1,028,130	—	2,895,432	—

Total	$3,666,768	$2,641,040	$10,187,124	$8,120,169

      Management fees from Operating LLC for the nine month period ended September 30, 2005 decreased due to the allocation of expenses to Offshore. This resulted in a decrease in fees billed to Operating LLC.
Costs and Expenses
      Our cost and expenses are as follows:

	Three Month Period Ended
	September 30,

	2005	2004	Variance	%

Salaries and wages	$2,446,931	$1,581,521	$865,410	54.7%
Insurance	203,939	242,554	(38,615)	(15.9)
Rent and utilities	205,387	174,102	31,285	18.0
Other G&A Expenses	845,691	460,518	385,173	83.6
Interest expense	3,485,096	3,485,104	(8)	—

Total cost & expenses	$7,187,044	$5,943,799	$1,243,245	20.9%

	Nine Month Period Ended
	September 30,

	2005	2004	Variance	%

Salaries and wages	$6,392,192	$4,798,514	$1,593,678	33.2%
Insurance	585,345	719,576	(134,231)	(18.7)
Rent and utilities	603,185	519,903	83,282	16.0
Other G&A expenses	2,082,632	1,601,137	481,495	30.0
Interest expense	10,455,287	10,455,295	(8)	—

Total cost & expenses	$20,118,641	$18,094,425	$2,024,216	11.2%

      Salaries and wages increased from 2005 to 2004 due to the increased personnel required to manage Onshore and Offshore.
      Insurance expense decreased from 2005 to 2004 due to a variety of reasons including lower cost of insurance and allocation of direct insurance costs to the managed companies.
      Rent and utilities increased from 2005 to 2004 due to additional office space rented in Houston, Texas.
      Other G&A expense increased from 2005 to 2004 due to additional costs related to Sarbanes-Oxley compliance.
      Interest expense remained the same for the periods ended September 30, 2005 and 2004.
Liquidity and Capital Resources

Nine Months Ended September 30, 2005, Compared with Nine Months Ended September 30, 2004
      Net cash used in operating activities was $6.0 million for the nine months ended September 30, 2005, compared to $7.3 million for the nine months ended September 30, 2004. The increase in cash flows provided by operating activities is primarily due to the increased management fees as a result of the Offshore management agreement.
      Net cash provided by investing activities was $8.0 million for the nine months ended September 30, 2005 and 2004, respectively.
      There was no cash used in or provided by financing activities for the nine months ended September 30, 2005 and 2004.
      The Guaranteed Payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of 2006. The fees received under the Management Agreement, the Onshore Management Agreement and the Offshore Management Agreement are expected to be sufficient to fund our operations. While there is no assurance, we currently anticipate that the distributions of the Priority Amount will be sufficient to repay the Senior Notes due 2006.
      Our working capital deficit at September 30, 2005 was $1.2 million compared to a working capital deficit at September 30, 2004 of $1.9 million.
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
      As of September 30, 2005 and 2004, we had no exposure to interest, currency or commodity risk.

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

Changes in Internal Control Over Financial Reporting
      No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
      During 2000 and 2001 we entered into several hedge contracts with Enron North America Corp (“Enron NAC”). In 2001 Enron Corporation and many Enron Corporation affiliates and subsidiaries, including Enron NAC filed for protection under Chapter 11 of the US bankruptcy code. Operating LLC has filed a claim for damages in that bankruptcy proceeding. The hedge contracts related to production from oil and gas properties that were subsequently contributed to Holding LLC and then to Operating LLC. We have filed a claim for damages in the Enron NAC bankruptcy proceeding and we have appointed a representative to the official committee of unsecured creditors. Our claim is unsecured and represents a hedge against future oil and natural gas prices for which we will receive a percentage distribution from the Enron bankruptcy proceeding in accordance with its plan of reorganization. Any recoveries from Enron NAC will become the property of Operating LLC as a result of the Holding LLC Contribution.
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
November 10, 2005

By:	/s/ Randall D. Cooley

Randall D. Cooley
Vice President and Chief Financial Officer
November 10, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated May 12, 2000(4)
2.2	Debtor’s and Official Committee of Unsecured Creditors Joint Disclosure Statement under Section 1125 of the Bankruptcy Code Regarding Debtor’s and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated May 12, 2000(4)
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(5)
3.2	By-laws of the Company(1)
3.3	Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003(8)
4.1	Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the ‘Guarantor’), formerly NEG-OK, and Bank One, Columbus, N.A.(2)
4.2	Indenture dated August 21, 1997, among the Company and Bank One, N.A.(3)
10.1	NEG Holding LLC Operating Agreement dated May 1, 2001 between the Company and Gascon Partners.(6)
10.2	NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(6)
10.3	Shana National LLC Amended and Restated Operating Agreement dated September 12, 2001 executed by NEG Operating LLC.(6)
10.4	Management Agreement dated September 12, 2001 between the Company and NEG Operating LLC.(6)
10.5	Final Decree of Bankruptcy Court(7)
10.6	Management Agreement with National Onshore LP dated August 28, 2003(8)
10.7	Credit Agreement dated as of December 29, 2003 among NEG Operating LLC, Certain Commercial Lending Institutions , Mizuho Corporate Bank, Ltd., Bank of Texas N.A., and the Bank of Nova Scotia(9)
10.8	Security Agreement dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)
10.9	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)
10.10	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by National Energy Group, Inc. in favor of Bank of Texas, N.A.(9)
10.11	First Amendment to the Credit Agreement dated April 5, 2004 among NEG Operating LLC, certain commercial lending institutions, Mizuho Corporate Bank LTD, Bank of Texas N.A. and the Bank of Nova Scotia(11)
10.12	Management Agreement effective November 16, 2004 between the Company and Offshore, Inc.(12)
10.13	National Energy Group, Inc. Incentive Plan(13)
14.1	Code of Business Conduct and Ethics Adopted March 24, 2004(10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(14). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed”.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(14). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed”.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33-38331), dated April 3, 1991.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to the Company’s Form S-4 (No. 333-38075), filed October 16, 1997.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Form 8-K filed January 14, 2004.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(13)	Incorporated by reference to the Company’s Form 8-K filed November 12, 2004.

(14)	Filed herewith.