Form 10-K
period 2005-12-31
NATIONAL ENERGY GROUP INC
filed 2006-03-16
CIK 870756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal Year Ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 0-19136 (Common Stock)
and 333-9045 (Series B Senior Notes)
and 333-38075 (Series D Senior Notes)

National Energy Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-1922764
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4925 Greenville Avenue Dallas, Texas (Address of principal executive offices)	75206 (Zip code)

(214) 692-9211
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of Class)
Securities registered pursuant to Securities Act of 1933:
Series B Senior Notes, 10 3/4% due 2006
Series D Senior Notes, 10 3/4% due 2006

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of March 1, 2006 (based upon the last sales price of $5.63 as reported by the OTC Bulletin Board), was $31,487,610.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

11,190,650 shares of the Registrant’s common stock, $0.01 par value, were outstanding on March 1, 2006.

Documents Incorporated by Reference: Listed below are documents, parts of which are incorporated herein by reference and the part of this report into which the document is incorporated: None.

		Page

	Special Committee	52
	Code of Ethics	52
	Selected 16(a) Beneficial Ownership Reporting Compliance	53
ITEM 11.	EXECUTIVE COMPENSATION	53
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	54
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	56
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	57

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	58
Signatures		61
Affirmation of Obligations Among NEG Operating LLC
Supplemental Indenture
Computation of Ratio of Earnings to Fixed Charges
Consent of Netherland Sewell & Associates, Inc.
Consent of Prator Bett, LLC
Consent of DeGolyer and MacNaughton
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

Items 1. and 2.	Business and Properties

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. The words “anticipate,” “expect,” “estimate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Annual Report that address activities, events, or developments that we expect or anticipate will or may occur in the future relating to the operations of National Energy Group, Inc. or our unconsolidated non-controlling 50% equity interest in NEG Holding LLC and its subsidiary, NEG Operating LLC, including such things as our ability to complete our proposed merger with NEG Oil & Gas LLC (“NEG Oil & Gas”), estimated future net revenues from oil and natural gas reserves and the present value thereof, drilling of wells, future production of oil and natural gas, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion, and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding the interest, belief or current expectations of our management, directors, or our officers regarding such matters. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors (see Item 1A — Risk Factors) discussed in this Annual Report, uncertainties relating to strategic decisions of NEG Oil & Gas, as the managing member of NEG Holding LLC and the principal owner of the other companies that we manage, future oil and natural gas prices, future operating costs, severance and excise taxes, general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other oil and natural gas companies, changes in laws or regulations, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our company or our business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

In this Annual Report, unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing National Energy Group, Inc.

Introduction

We are a management company engaged in the business of managing the exploration, development, production and operations of oil and natural gas properties, primarily located in Texas, Oklahoma, Arkansas and Louisiana (both onshore and in the Gulf of Mexico). We manage the oil and natural gas operations of NEG Operating LLC (“Operating LLC”), National Onshore LP, formerly TransTexas Gas Corporation (“National Onshore”), and National Offshore LP, formerly Panaco, Inc. (“National Offshore”), all of which are affiliated entities. Our principal assets are our unconsolidated non-controlling 50% membership interest in NEG Holding LLC (“Holding LLC”) and the management agreements with Operating LLC, National Onshore and National Offshore.

We were incorporated under the laws of the State of Delaware on November 20, 1990 and, prior to February 1999, operated as an independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of natural gas and oil reserves in North America. In February 1999, we were placed under involuntary, court ordered bankruptcy protection and emerged from bankruptcy under a Plan of Reorganization

(“Plan of Reorganization”) on August 4, 2000. The final decree closing the case became effective December 13, 2001. We have settled all matters relating to our bankruptcy proceeding.

As mandated by the Plan of Reorganization and the bankruptcy court, on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding cash of $4.3 million to Holding LLC. In exchange, we received a non-controlling 50% membership interest in Holding LLC. Gascon Partners (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for the remaining 50% managing ownership interest. Holding LLC is controlled by the managing member. Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. Concurrently, we entered into a management and operating agreement to manage the operations of Operating LLC.

In August 2003 and November 2004, we entered into agreements to manage the operations of National Onshore and National Offshore, respectively. Both National Onshore and National Offshore are owned by NEG Oil & Gas LLC (“NEG Oil & Gas”) (formerly known as AREP Oil & Gas), also an affiliated entity.

Due to the substantial uncertainty relating to distributions from Holding LLC, we account for our unconsolidated non-controlling 50% interest in Holding LLC as a preferred investment. We recognize income from the accretion of our investment in Holding LLC using the interest method. Our revenues are comprised solely of the accretion of our investment in Holding LLC and fees received for the management of Operating LLC, National Onshore and National Offshore.

Our headquarters are located in Dallas, Texas.

Ownership and Control of Outstanding Stock

NEG Oil & Gas owns 50.01% of our outstanding common stock at December 31, 2005. NEG Oil & Gas is a wholly-owned subsidiary of American Real Estate Partners, LLP (“AREP”), which owns 99% of American Real Estate Holdings L.P. (“AREH”). The general partner of AREH, American Property Investors, Inc. (“API”), is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), AREP, which owns 99% of AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch, one of our directors, is a director and the Executive Vice President of AREH. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus and Arnos. High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. Our policy is to engage in transactions with related parties on terms that, in our opinion, are no less favorable to us than could be obtained from unrelated parties.

On June 30, 2005, AREP purchased Gascon’s managing membership interest in Holding LLC, including Holding LLC’s 100% ownership interest in Operating LLC, together with Gascon’s option to redeem our interest in Holding LLC (see “Redemption Provision”), and concurrently contributed the interest and redemption option to NEG Oil & Gas.

Proposed Merger

On December 7, 2005, we, NEG Oil & Gas, NEG IPOCO, Inc. (whose name was changed to NEG, Inc., effective January 30, 2006, “NEG, Inc.”), and, for certain purposes, AREH entered into a merger agreement, pursuant to which we agreed to be merged into NEG, Inc. (the “Merger Agreement”). NEG Oil & Gas, a wholly owned indirect subsidiary of AREP, is the owner of 50.01% of our common stock.

In July 2005, our board of directors formed a special committee consisting of an independent member to evaluate and make recommendations with respect to the proposed merger with NEG Inc. The special committee retained Energy Spectrum Advisors Inc. as its financial advisor and Bracewell & Giuliani LLP as its legal counsel. Energy Spectrum delivered a fairness opinion with respect to our shareholders (other than NEG Oil & Gas) in connection with the special committee’s evaluation of the merger transaction. Following extensive review, the special committee recommended to our board of directors that the board approve the merger. Following the adoption and approval of the Merger Agreement by our board of directors, NEG Oil & Gas, as the holder of a majority of our outstanding shares, delivered to us a written consent approving the adoption of the Merger Agreement.

Upon consummation of the merger with NEG Inc., the current holders of our common stock will receive shares of common stock of a new company, NEG, Inc. The transaction, which is conditioned upon the consummation of an initial public offering of common stock by NEG, Inc., may be terminated if the merger has not closed by December 1, 2006.

Following the merger, NEG, Inc. will be renamed National Energy Group, Inc. and will contribute our non-controlling 50% ownership interest in Holding LLC to NEG Oil & Gas.

As a result of the merger with NEG Oil & Gas, but without taking into account the issuance of NEG, Inc. common stock in the initial public offering, each of the holders of our common stock will receive shares in NEG, Inc. representing, in the aggregate, a 7.990% economic interest in the entire equity of a combination or consolidation of entities that will include 100% of the equity interests in each of us, NEG Oil & Gas, Holding LLC, Operating LLC, National Onshore and National Offshore. Our minority stockholders will receive, in exchange for their common stock in us, NEG, Inc. common stock representing 3.994% of such economic interest, and NEG Oil & Gas will receive, in exchange for its common stock in us, NEG, Inc. common stock representing the remaining 3.996% economic interest.

The public offering of NEG, Inc. common stock will result in the proportionate reduction of the economic interests to be received by our stockholders as a result of the merger with NEG Inc. The economic interests to be received by our stockholders as a result of the merger are based on the assumption that the combined or consolidated entities will have net indebtedness of approximately $500 million at the time of the merger and are subject to proportionate adjustment to the extent that the actual amount of net indebtedness at such time is less than or greater than $500 million.

NEG, Inc. has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register its common stock in an initial public offering under the Securities Act of 1933. The number of shares to be offered and the price range of the offering have not been determined. The Registration Statement has not become effective and is subject to review and comment by the SEC. There can be no assurance that NEG, Inc. will complete an initial public offering or that the merger will be completed.

The Holding LLC Operating Agreement

Holding LLC is governed by an operating agreement effective May 12, 2001, which provides for management and control of Holding LLC by NEG Oil & Gas and distributions to us and NEG Oil & Gas based on a prescribed order of distributions (the “Holding LLC Operating Agreement”).

Order of Distributions

Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to us and NEG Oil & Gas shall be made in the following order:

1. Guaranteed payments (“Guaranteed Payments”) are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding priority amount (“Priority Amount”). The Priority Amount includes all outstanding debt owed to NEG Oil & Gas, including the amount of our 10.75% Senior Notes (“Senior Notes”).. As of December 31, 2005, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

2. The Priority Amount is to be paid to us. Such payment is to occur by November 6, 2006.

3. An amount equal to the Priority Amount and all Guaranteed Payments paid to us, plus any additional capital contributions made by NEG Oil & Gas, less any distributions previously made by Holding LLC to NEG Oil & Gas, is to be paid to NEG Oil & Gas.

4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by Holding LLC to NEG Oil & Gas, is to be paid to NEG Oil & Gas.

5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of NEG Oil & Gas and our respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement.)

We anticipate that the Priority Amount will be used to repay our indebtedness (currently held by NEG Oil & Gas). The Guaranteed Payments are expected to be sufficient to make the interest payments on our Senior Notes. There is substantial uncertainty that we will receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through November 2006 (based on the terms of the Holding LLC Operating Agreement), recognizing the accretion income in earnings. Our investment in Holding LLC will be reduced to zero upon our collection of the Priority Amount. . Due to the substantial uncertainty that we will receive any distribution in excess of the Priority Amount and Guaranteed Payment Amounts from Holding LLC, we do not record any income or recognize an asset related to our residual equity interest until such time that NEG Oil & Gas has received its contractually required distributions from Holding LLC . We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

Redemption Provision

The Holding LLC Operating Agreement contains a provision that allows the managing member (currently NEG Oil & Gas), at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of our operating assets and oil and natural gas properties have been contributed to Holding LLC, following such a redemption, our principal assets would consist solely of cash balances.

In the event that such redemption right is exercised and if there is a subsequent liquidation and distribution of the proceeds, we may be obligated to use the proceeds that we would receive for our redeemed membership interest to pay outstanding indebtedness and operating expenses before any distribution of any portion of such proceeds could be made. Whether there would be proceeds remaining under these circumstances depends on the fair market value of Holding LLC’s assets, which is based principally on reserve replacement, production and oil and natural gas prices. While Holding LLC has experienced a period of rapidly increasing oil and natural gas prices, which has caused an increase in the value of oil and natural gas properties, there can be no assurance that oil and natural gas prices will continue to increase or remain at current levels or that Holding LLC will continue to replace reserves. Further, we have no control over whether the redemption option may be exercised or the timing of any such redemption. If our membership interest is redeemed, following the payment of our indebtedness, including the outstanding balance of $148.6 million relating to our Senior Notes and our operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to our stockholders. The disposition of any such proceeds would be determined by our board of directors. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.

The Reorganized Company

We remain highly leveraged following confirmation of our Plan of Reorganization and entry into the foregoing transactions. Further, as a result of the terms and conditions of the various agreements related to the repayment of our indebtedness and repayment of the Priority Amount and the Guaranteed Payments plus accrued interest to NEG Oil & Gas, there is a substantial risk that there will be no proceeds remaining for distribution to our stockholders.

Management Agreements

The Operating LLC Management Agreement

The management and operation of Operating LLC is being undertaken by us pursuant to a management agreement which we entered into with Operating LLC, effective May 1, 2001, as amended from time to time. However, neither our management nor directors control the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which are controlled by the managing member of Holding LLC (currently NEG Oil & Gas). The Operating LLC management agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas business, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC, although the management agreement provides that the salary of our Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is deemed warranted. However, both Operating LLC and we have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. The Operating LLC management agreement is terminable upon 90 days prior written notice by Operating LLC or 60 days prior written notice by us. We recorded $6.2 million and $5.6 million in management fee income for the years ended December 31, 2004 and 2005, respectively under this agreement.

The National Onshore Management Agreement

On August 28, 2003, we entered into a management agreement whereby we manage the oil and natural gas business of National Onshore. The National Onshore management agreement was entered in connection with a plan of reorganization for National Onshore proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn (the “National Onshore Plan”). On August 28, 2003, the United States Bankruptcy Court, Southern District of Texas, issued an order confirming the National Onshore Plan. NEG Oil & Gas owns all of the reorganized National Onshore, which is engaged in the exploration, production and transmission of oil and natural gas, primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and our Vice President, Secretary and General Counsel, respectively, have been appointed to the reorganized National Onshore Board of Directors and act as the two principal officers of National Onshore and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our Vice President and CFO, has been appointed Treasurer of reorganized National Onshore and its subsidiaries.

The National Onshore management agreement provides that we shall be responsible for and have authority with respect to all of the day-to-day management of National Onshore’s business, but shall not function as a Disbursing Agent as such term is defined in the National Onshore Plan. As consideration for our services in managing the National Onshore business, the National Onshore management agreement provides that we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. The National Onshore management agreement is terminable (i) upon 30 days prior written notice by National Onshore, (ii) upon 90 days prior written notice by us, (iii) upon 30 days following any day where High River designees no longer constitute the National Onshore Board of Directors, unless otherwise waived by the newly-constituted board of directors of National Onshore, or (iv) as otherwise determined by the Bankruptcy Court. We recorded $4.7 million and $4.8 million in management fee income for the years ended December 31, 2004 and 2005, respectively, under this agreement.

The National Offshore Management Agreement

On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for National Offshore (the “National Offshore Plan”). In connection with the Bankruptcy Court’s order confirming the National Offshore Plan, we entered into a management agreement with National Offshore to manage its oil and natural gas business. NEG Oil & Gas owns all of the reorganized National Offshore, which is engaged in the exploration, production and transmission of natural gas and oil, primarily in the Gulf Coast and the Gulf of Mexico. Bob G. Alexander, our President and CEO, has been appointed to the reorganized National Offshore board of directors and acts as the reorganized National Offshore’s President. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to the reorganized National Offshore Board of Directors and acts as reorganized National Offshore’s Vice President and Secretary. Randall D. Cooley, our Vice President and CFO, has been appointed as Treasurer of the reorganized National Offshore. In exchange for our management services, the National Offshore management agreement provides that we are to be paid a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administering the National Offshore oil and natural gas properties. The National Offshore management agreement is terminable (i) upon 90 days prior written notice by National Offshore or us, (ii) upon 30 days following any date where the National Offshore board of directors ceases to be comprised of one or more members who are not affiliates of us, unless otherwise waived or (iii) by mutual agreement. We recorded $.7 million and $4.2 million in management fee income for the years ended December 31, 2004 and 2005, respectively, under this agreement.

Operating LLC Credit Agreements

Effective December 22, 1998, our then existing credit facility and related $25 million outstanding balance was assigned jointly by Bank One Texas, N.A. and Credit Lyonnais New York Branch Bank to Arnos. In January 2001, we paid the $25 million outstanding balance owing under the credit facility, but in August 2001 we borrowed $10.9 million, which was used to redeem certain of our Senior Notes and related interest in the amount of $21.2 million. On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the existing credit facility to us as a Priority Amount distribution. Also, on March 26, 2003, we, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC, thereby canceling all outstanding balances due under the credit facility. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a secured $42.8 million loan to Operating LLC under the amended credit facility; Operating LLC then distributed $42.8 million to Holding LLC which, thereafter, made a $40.5 million Priority Amount distribution and a $2.3 million Guaranteed Payment to us. On March 27, 2003, we utilized these funds to pay the entire amount of the long-term interest due on the Senior Notes as provided in the Plan of Reorganization and outstanding interest accrued thereon.

On December 29, 2003, Operating LLC entered into a credit agreement with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as the Administrative Agent and Bank of Texas, N.A. and Bank of Nova Scotia as Co-Agents (the “Credit Agreement”). The Credit Agreement provided for a loan commitment amount of up to $145 million and a letter of credit commitment of up to $15 million, subject to a borrowing base. At the closing of the Credit Agreement, Operating LLC borrowed $43.8 million to repay $42.8 million owed by Operating LLC to Arnos under the secured loan arrangement, which was then terminated, and to pay administrative fees in connection with this borrowing.

On December 22, 2005, NEG Oil & Gas entered into a credit agreement, dated as of December 20, 2005, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and other lender parties thereto (the “NEG O&G Credit Facility”). The NEG O&G Credit Facility is secured by substantially all the assets of NEG Oil & Gas and its subsidiaries, has a five-year term and permits payments and reborrowings subject to a borrowing base calculation based on the proved oil and gas reserves of NEG Oil & Gas and its subsidiaries. Under the NEG O&G Credit Facility, NEG Oil & Gas will be permitted to borrow up to $500 million, and the initial borrowing base is set at $335 million.

NEG Oil & Gas used a portion of the initial $300 million funding under the NEG O&G Credit Facility to purchase the Mizuho indebtedness of $130.9 million plus accrued interest of $1.5 million subject to the Credit Agreement, pursuant to which we had previously pledged our interest in Holding LLC as collateral. Similarly, Holding LLC had previously pledged as collateral under the Credit Agreement its 100% equity interest in Operating LLC, and Operating LLC had previously pledged as collateral its oil and natural gas properties, equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.

Also, on December 22, 2005, as part of NEG Oil & Gas’ purchase of the Credit Agreement, Operating LLC entered into an Amended and Restated Credit Agreement, dated as of December 20, 2005, with NEG Oil & Gas as the successor to the lenders under the Credit Agreement and Citicorp USA, Inc. as collateral agent (the “Restated Credit Agreement”). By purchasing the Credit Agreement, NEG Oil & Gas is the successor in interest to the pledge agreements and irrevocable proxies dated as of December 29, 2003 signed by each of Holding LLC, Operating LLC and us in favor of the former lenders under the Credit Agreement. Pursuant to the terms of the Restated Credit Agreement, Operating LLC and Holding LLC executed and delivered to NEG Oil & Gas affirmations of their obligations under their respective pledge agreements. NEG Oil & Gas pledged all of its rights under the Credit Agreement to the new lenders of the NEG Oil & Gas Credit Facility, including the collateral securing Operating LLC’s original obligations to such lenders.

The Restated Credit Agreement provides for a loan commitment amount of up to $180 million, including a letter of credit commitment of up to $1.0 million, subject to certain borrowing base and other limitation. At December 22, 2005, Operating LLC owed approximately $132.4 million under the Restated Credit Agreement and had no outstanding letters of credit. The Restated Credit Agreement also requires, among other things, maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Other than the pledge of our equity interest in Holding LLC described above, we are not a party to the Restated Credit Agreement now owned by NEG Oil & Gas.

As a result of the distribution of the outstanding amounts under the credit facility and the assignment of the credit facility to Operating LLC, we no longer have a credit facility.

Generally, draws made under the Credit Agreement or Restated Credit Agreement are made to fund working capital requirements, acquisitions and capital expenditures. During the year ended December 31, 2005, Operating LLC’s outstanding balances have ranged from a low of $51.8 million to a high of $132.4 million. As of December 31, 2005, the outstanding balance under the Restated Credit Agreement was $132.4 million.

Senior Notes

Upon confirmation of the Joint Plan, the Senior Notes were held in their entirety by Arnos and its affiliates. Effective December 31, 2005, the Senior Notes are held by NEG Oil & Gas. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and originally matured in November 2006. On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as the holder of the Senior Notes, to extend the maturity date of the Senior Notes to April 1, 2007. The Senior Notes are senior, unsecured obligations that rank pari passu with all of our existing and future senior indebtedness, and senior in right of payment to all future subordinated indebtedness that we may incur. Subject to certain limitations set forth in the indenture covering the Senior Notes, we and our subsidiaries may incur additional senior indebtedness and other indebtedness.

If Holding LLC has insufficient resources to pay the Priority Amount or if NEG Oil & Gas instructs Holding LLC to withhold payment, we may be unable to pay the Senior Notes when they become due. We have no control over the outcome of any of the events.

Our Properties and Principal Areas of Operations

At December 31, 2005, we have no direct ownership of oil and natural gas properties or proved reserves, due to the contribution of all oil and natural gas assets to Holding LLC in September 2001. We own a 50% membership interest in Holding LLC. Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the Guaranteed Payments and Priority Amount distributions, we accrete our investment in

Holding LLC at the implicit rate of interest up to the Guaranteed Payment and Priority Amount to be collected through 2006, based on the terms of the Holding LLC Operating Agreement. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount. Each quarter, we evaluate the propriety of the carrying amount of our investment in Holding LLC to determine whether current events or circumstances warrant adjustments to the carrying value for any other than temporary impairment and/or revisions to accretion of income.

Investment in Holding LLC

Effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties, excluding cash of $4.3 million, to Holding LLC in exchange for Holding LLC’s obligation to pay us the Guaranteed Payments and Priority Amount and a non-controlling 50% membership interest (“LLC Contribution”). For financial reporting purposes the transaction was as of September 1, 2001. Gascon also contributed oil and natural gas assets and cash in exchange for future payments and the other remaining 50% managing membership interest now owned by NEG Oil & Gas.

The Holding LLC Operating Agreement requires payment of the Guaranteed Payments and Priority Amount to us in order to pay interest on the Senior Notes in the principal amount of $148.6 million due on April 1, 2007. After we receive the Guaranteed Payments and Priority Amount that total approximately $300 million (which includes the $148.6 million), the Holding LLC Operating Agreement requires the distribution of an equal amount to NEG Oil & Gas (successor to Gascon). A discussion of required distributions is included above. Holding LLC is contractually obligated to make the Guaranteed Payments and Priority Amount distributions to us and NEG Oil & Gas before any distributions can be made to the membership interest.

We originally recorded our investment in Holding LLC at the historical cost of the oil and natural gas properties contributed to Holding LLC. In evaluating the appropriate accounting to be applied to this investment, we anticipated that we will collect the Guaranteed Payments and Priority Amount through November 2006, based on the terms of the Holding LLC Operating Agreement. However, based on cash flow projections prepared by the management of Holding LLC and its reserve engineers, there is substantial uncertainty that there will be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to NEG Oil & Gas. Due to this uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through November 2006, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment. Our rights upon liquidation of Holding LLC are identical to those described above, and we considered those rights in determining the appropriate presentation.

There is substantial uncertainty that we will receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through November 2006 (based on the terms of the Holding LLC Operating Agreement), recognizing the accretion income in earnings. Our investment in Holding LLC will be reduced to zero upon our collection of the Priority Amount. Due to the substantial uncertainty that we will receive any distribution in excess of the Priority Amount and Guaranteed Payment Amounts from Holding LLC, we do not record any income or recognize an asset related to our residual equity interest until such time that NEG Oil & Gas has received its contractually required distributions from Holding LLC . We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

Holding LLC — Principal Areas of Operations

Holding LLC conducts its oil and gas operations through its subsidiary, Operating LLC. In November 2002, Holding LLC completed the acquisition of producing oil and natural gas properties in Pecos County, Texas known as Longfellow Ranch Field. The consideration for this acquisition consisted of $45.4 million in cash, which was funded from Holding LLC’s available cash.

In December 2002, Holding LLC completed the acquisition of an additional interest in Longfellow Ranch Field in Pecos County, Texas. The consideration for this acquisition consisted of $2.9 million in cash, which was funded from Holding LLC’s available cash.

In March 2005, Holding LLC purchased an additional interest in the Longfellow Ranch Field for $31.9 million in cash which was funded from the Credit Agreement.

Holding LLC is developing and exploiting existing properties by drilling development and exploratory wells, and recompleting and reworking existing wells. It is anticipated that Holding LLC will continue its drilling operations on existing properties and will selectively participate in drilling opportunities generated by third parties.

The following table sets forth Holding LLC’s principal areas of operations and Holding LLC’s Proved Reserves of oil and natural gas at December 31, 2005.

			Natural
		Natural	Gas
	Oil	Gas	Equivalent	% of
	(Mbbls)	(Mmcf)	(Mmcfe)	Total

Area:
Mid-Continent	336	30,285	32,301	10.0%
East Texas	374	55,158	57,402	17.7
West Texas	3,745	199,737	222,207	68.7
Gulf Coast	709	7,364	11,619	3.6

Total	5,164	292,544	323,529	100.0%

The following table sets forth Holding LLC’s production by principal area of operation for the year ended December 31, 2005.

			Natural
		Natural	Gas
	Oil	Gas	Equivalent	% of
	(Mbbls)	(Mmcf)	(Mmcfe)	Total

Area:
Mid-Continent	35	2,805	3,018	15.6%
East Texas	38	5,330	5,559	28.6
West Texas	299	7,132	8,928	46.0
Gulf Coast	154	982	1,906	9.8

Total	526	16,249	19,411	100.0%

Holding LLC — Mid-Continent Area

At December 31, 2005, approximately 10.0% (32.3 Bcfe) of Holding LLC’s Proved Reserves were located in the Mid-Continent area in Oklahoma and West Arkansas, which includes the Anadarko and Arkoma Basins.

Anadarko Basin.  The Anadarko Basin properties are located throughout central and west Oklahoma. The Anadarko Basin is among the most petroliferous basins of the continental United States. Major tectonic features, regional facies changes, and significant unconformities provide the trapping mechanisms for the accumulation of oil and natural gas. The sedimentary sequence is represented by a wide variety of lithologic units ranging in age from Cambrian through Permian. The Anadarko Basin is considered a mature oil and natural gas province characterized by multiple producing horizons and long-lived and predictable reserves with low cost operations. Most Anadarko Basin reserves are produced from formations at depths ranging from approximately 5,000 to 15,000 feet. Drilling a producing well on these locations can convert proved undeveloped reserves to proved developed producing reserves, and can provide additional proved undeveloped locations on Holding LLC’s leasehold acreage.

During the year ended December 31, 2005, Holding LLC drilled 4 Gross (.40 Net) Development Wells and 5 Gross (.40 Net) Exploratory Wells in the Anadarko Basin, which were completed as commercially productive.

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

During the year ended December 31, 2005, Holding LLC drilled 1 Gross (.3 Net) Exploratory Well in the Arkoma Basin, which was not completed as commercially productive.

Holding LLC — East Texas Area

At December 31, 2005, approximately 17.7% (57.4 Bcfe) of Holding LLC’s Proved Reserves were located in the East Texas area, including East Texas and South Arkansas.

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

During the year ended December 31, 2005, Holding LLC drilled 12 Gross (11.9 Net) Development Wells and 10 Gross (7.9 Net) Exploratory Wells in the East Texas Basin, which were completed as commercially productive.

Holding LLC — West Texas Area

At December 31, 2005, approximately 68.7% (222.2 Bcfe) of Holding LLC’s Proved Reserves were located in the West Texas area including the Goldsmith Adobe Unit and Longfellow Ranch Field.

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

During the year ended December 31, 2005, Holding LLC drilled 6 Gross (6 Net) Development Wells and 3 Gross (3 Net) Exploratory Wells at the GAU, which were completed as commercially productive.

•	Longfellow Ranch Field and associated producing fields are located in the Val Verde Basin, primarily a natural gas producing area. Longfellow Ranch Field (Pinion Field) was discovered in 1983 by Fina Oil and Gas, but was not extensively developed due to lack of necessary pipeline and associated facilities. Riata Energy Inc. acquired the field in 1996 and began an extensive development program. The field is located near the leading edge of the Marathon thrust belt, where massive sheets of basin-ward Pennsylvanian, Mississippian and Devonian age rocks were thrust over the shelf onto deposits of similar age. The thrust belt in this region is further overlain by early Pennsylvanian and Permian sediments. The primary producing horizons in the field are the Caballos Novaculites of Devonian age. These sediments were deposited as laminated cherts ranging in thicknesses from 75 to over 800 feet thick. Additional producing horizons include the lower Pennsylvanian Dimple and upper Mississippian Tesnus formations. The Dimple is a shelf limestone deposit of Atokan or Morrowan age and the Tesnus is a clastic sandstone sequence. Other objectives include a normal stratigraphic section of Devonian, Silurian and Ordovician. These horizons have produced north of the Marathon thrust belt, where the structures can produce over one TCF of natural gas. The Longfellow Ranch Field is not delineated and is considered to be immature in its oil and natural gas development.

During the year ended December 31, 2005, Holding LLC drilled 16 Gross (6.2 Net) Development Wells and 22 Gross (6.5 Net) Exploratory Wells in Longfellow Ranch Field, all of which were completed as commercially productive. During the same period Holding LLC drilled 1 Gross (.2 Net) Development Well and 3 Gross (1.1 Net) Exploratory Wells that were not completed as commercially productive.

Holding LLC — Gulf Coast Area

At December 31, 2005, approximately 3.6% (11.6 Bcfe) of Holding LLC’s Proved Reserves were located in the Gulf Coast area which includes South Louisiana and South Texas.

The Gulf Coast area encompasses the large coastal plain from the southern most tip of Texas through the southern portion of Louisiana. These rocks are comprised of sediments ranging from the Cretaceous through the Tertiary in age. Holding LLC’s production ranges in depth from as shallow as several thousand feet to in excess of 14,000 feet. New technology, including the use of 3-D seismic with subsurface mapping, has yielded many new opportunities in the entire coastal area. Holding LLC is involved in many projects using 3-D seismic technology.

During the year ended December 31, 2005, Holding LLC drilled 1 Gross (.10 Net) Exploratory Well in the Gulf coast area, which was completed as commercially productive. During the same period Holding LLC drilled 2 Gross (1 Net) Exploratory Wells that were not completed as commercially productive.

Holding LLC — Oil and Natural Gas Reserves

The estimated proved reserves and related future net revenues as of December 31, 2005, were prepared by Netherland, Sewell & Associates, Inc. and DeGolyer and MacNaughton. All of Holding LLC’s reserves are located in the continental United States. Holding LLC’s reserve report was prepared using constant prices and costs in accordance with the published guidelines of the Securities and Exchange Commission (“SEC”). The net weighted average prices used in Holding LLC’s reserve report at December 31, 2005, were $59.00 per barrel of oil and $9.51 per Mcf of natural gas. The estimation of reserves and future net revenues can be materially affected by the oil and natural gas prices used in preparing the reserve report.

All reserves are evaluated at constant temperature and pressure which can affect the measurement of natural gas reserves. Estimated operating costs, development costs, abandonment costs, severance taxes and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income taxes. The following estimates set forth reserves considered to be economically recoverable under normal operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. For Holding LLC, the estimates of the PV10% from future net cash flows are equal to the Standardized Measure of discounted future net cash flows set forth in the notes to the Consolidated Financial Statements of Holding LLC less asset retirement obligations. There can be no assurance that these estimates are accurate predictions of future net cash flows from oil and natural gas reserves or their present value.

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

The following table sets forth certain information for Holding LLC’s total Proved Reserves of oil and natural gas and the PV10% of estimated future net revenues from such reserves, at December 31, 2005. Also presented is the Standardized Measure of Holding LLC’s total Proved Reserves of oil and natural gas.

	As of December 31, 2005
			Natural
		Natural	Gas
	Oil	Gas	Equivalent
	(Mbbls)	(Mmcf)	(Mmcfe)	PV10%
				(In thousands)

Proved Developed Reserves	3,609	141,262	162,915	$657,693
Proved Undeveloped Reserves	1,555	151,282	160,614	420,800

Total Proved Reserves	5,164	292,544	323,529	$1,078,493

Standardized Measure				$1,075,881

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

	Year Ended December 31,
	2003	2004	2005

Net production:
Oil (Mbbls)	629	565	527
Natural gas (Mmcf)	13,437	13,106	16,250
Natural gas equivalent (Mmcfe)	17,211	16,496	19,411
Average sales price:
Oil (per Bbl)	$26.54	$28.37	$49.11
Natural gas (per Mcf)	4.39	5.21	6.02
Unit economics (per Mcfe):
Average sales price	$4.40	$5.11	$6.37
Lease operating expenses	.66	.82	.95
Oil and natural gas production taxes	.34	.35	.44
Depletion rate	1.25	1.28	1.65
General and administrative expenses	.28	.25	.20

Holding LLC — Productive Well Summary

Holding LLC’s production of oil and natural gas is primarily derived from wells located in Texas, Oklahoma, Louisiana, and Arkansas. The following table sets forth Holding LLC’s interests in Productive Wells, by principal area of operation, as of December 31, 2005:

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net

Area:
Mid-Continent	33	11	209	97	242	108
East Texas	3	3	87	84	90	87
West Texas	164	160	174	67	338	227
Gulf Coast	18	9	50	21	68	30

Total	218	183	520	269	738	452

Holding LLC — Leasehold Acreage

The following table shows the approximate Gross and Net Acres in which Holding LLC had a leasehold interest as of December 31, 2005:

	Developed		Undeveloped
	Acreage		Acreage
	Gross	Net	Gross	Net

Area:
Mid-Continent	68,600	36,300	—	—
East Texas	11,300	10,700	6,600	5,300
West Texas	31,200	15,900	108,900	98,500
Gulf Coast	21,900	7,600	1,200	200

Totals	133,000	70,500	116,700	104,000

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

Substantially all of Holding LLC’s producing oil and natural gas properties are located on leases held by Holding LLC for an indeterminate number of years as long as production is maintained. All of Holding LLC’s non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. Holding LLC is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Delay rentals were approximately $0.08 million, $0.2 million and $0.3 million for the years ended December 31, 2003, 2004 and 2005 and could increase or decrease in future periods depending on Holding LLC’s lease acquisition activities.

Holding LLC — Drilling Activity

The following table sets forth Holding LLC’s exploration and development drilling results for the years ended December 31, 2003, 2004 and 2005.

	Year Ended December 31,
	2003		2004		2005
	Gross	Net	Gross	Net	Gross	Net

Exploratory wells
Productive	29	7.9	52	17.4	41	17.9
Non-productive	2	.2	11	3.3	6	2.4

Total	31	8.1	63	20.7	47	20.3

Development wells
Productive	36	26.0	39	19.0	38	24.5
Non-productive	1	.4	—	—	1	.2

Total	37	26.4	39	19.0	39	24.7

Combined Total	68	34.5	102	39.7	86	45.0

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

Holding LLC — Control Over Production Activities

Holding LLC operated 430 of the 738 producing wells in which it owned an interest as of December 31, 2005. The properties not operated by Holding LLC are operated by unrelated third parties pursuant to operating agreements which are generally standard in the industry. Significant decisions about operations regarding non-operated properties may be determined by the outside operator rather than by Holding LLC. If Holding LLC declines to participate in additional activities proposed by the outside operator under certain operating agreements, Holding LLC will not receive revenues from, and/or will lose its interest in the activity in which it declined to participate.

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

A large percentage of Holding LLC’s oil and natural gas sales are made directly to a small number of purchasers. Additionally, some of our oil and natural gas attributable to non-operated properties is sold to other third party purchasers by the operator of such properties, which then remits our proportionate share of the proceeds to us. Riata Energy Company (“Riata”) is the largest, single seller of oil and natural gas from our non-operated properties pursuant to such arrangement. For the year ended December 31, 2005, Plains Marketing and Transportation (“Plains”) accounted for approximately 89.8% of Holding LLC’s oil sales and Riata, Seminole Energy Services (“Seminole”) and Crosstex Energy (“Crosstex”) accounted for approximately 35.5%, 21.6%, and 7.9%, respectively of Holding LLC’s natural gas sales. For the year ended December 31, 2004, Plains accounted for 88.0% of Holding LLC’s oil sales and Riata, Seminole and Crosstex accounted for 39.5%, 26.1% and 6.7%, respectively of Holding LLC’s natural gas sales. For the year ended December 31, 2003, Plains accounted for 93.9% of Holding LLC’s oil sales and Riata, Seminole and Crosstex accounted for approximately 49.1%, 11.7% and 14.9%, respectively of Holding LLC’s natural gas sales.

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

Holding LLC — Operational Hazards and Insurance

Holding LLC’s operations are subject to all of the risks inherent in oil and natural gas exploration, drilling and production. These hazards can result in substantial losses to Holding LLC due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, or suspension of operations. Holding LLC maintains insurance of various types customary in the industry to cover its operations and believes it is insured prudently against certain of these risks. In addition, Holding LLC maintains operator’s extra expense coverage that provides coverage for the care, custody and control of wells drilled by Holding LLC. Holding LLC’s insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. As a prudent operator, Holding LLC maintains levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges. However, we do not maintain 100% coverage for all our properties. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on Holding LLC’s financial condition and results of operations. Moreover, no assurance can be given that Holding LLC will be able to maintain adequate insurance in the future at rates it considers reasonable. Holding LLC believes that it operates in compliance with government regulations and in accordance with safety standards which meet or exceed industry standards.

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

Our Employees

On March 1, 2006, we have 94 full-time employees. Of these employees, 31 are field-related personnel. We have no collective bargaining agreements with employees, and we believe that relations with our employees are generally satisfactory.

Access to Public Filings

We provide public access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the SEC under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at: http://www.negx.com. These documents are provided as soon as is practicable after filing with the SEC. These documents may also be found at the SEC’s website at http://www.sec.gov. This website address is intended to be an inactive, textual reference only, and none of the material on this website is part of this report.

Item 1A.	Risk Factors

Risks Related to our Business and the Oil and Natural Gas Industry

We may not be able to pay our Senior Notes by the extended due date

Our $148.6 million principal amount of Senior Notes payable to NEG Oil & Gas are due on April 1, 2007, and we will rely on the Priority Amount distribution from Holding LLC to repay the Senior Notes. In accordance with the Holding LLC Operating Agreement, the Priority Amount is to be paid by Holding LLC by November 6, 2006. As of December 31, 2005, Holding LLC had total cash of $25.7 million and had $47.6 million available under its credit facility. If Holding LLC is unable to pay the Priority Amount or if NEG Oil & Gas instructs Holding LLC to withhold payment, we will be unable to pay the Senior Notes when they become due. If we are unable to negotiate or restructure the Senior Notes on acceptable terms, we will be in default of the Senior Notes. In accordance with the terms of the Holding LLC Operating Agreement its assets may be liquidated.

We have no control over the outcome of any of these events.

Our principal sources of revenues and cash flows are derived from affiliates which we do not control.

Our principle sources of revenues are the accretion of our investment in Holding LLC and the management agreements with Operating LLC, National Onshore and National Offshore. Our principle sources of cash flows are the Guaranteed Payments from Holding LLC and payments of management fees. We will rely on the Priority Amount payment from Holding LLC for payment of the balance of the $148.6 million Senior Notes due on April 1, 2007.

While we manage the day-to-day affairs of Operating LLC, National Onshore and National Offshore, we have no control over their strategic direction and operating policies. NEG Oil & Gas has sole authority over the strategic direction and operating policies of Operating LLC, National Onshore and National Offshore and is the managing member of Holding LLC.

If we fail to pay the $148.6 million Senior Notes when they become due we may be in default of the Senior Notes.

We are a management company and have no direct ownership of oil and natural gas properties or proved reserves.

We are a management company engaged in the business of managing the exploration, development, production and operations of oil and natural gas properties, primarily located in Texas, Oklahoma, Arkansas and Louisiana (both onshore and in the Gulf of Mexico). We manage the oil and natural gas operations of Operating LLC, National Onshore and National Offshore, all of which are affiliated entities. The management agreements with Operating LLC, National Onshore and National Offshore may be cancelled at any time upon 30 to 90 days written notice by us or the managed companies. Our principal assets are our unconsolidated non-controlling 50% membership interest in Holding LLC and the management agreements with Operating LLC, National Onshore and National Offshore. At December 31, 2005, we have no direct ownership of oil and natural gas properties or proved reserves, due to the contribution of all oil and natural gas assets to Holding LLC in September 2001.

We are not certain that there would be any residual value in Holding LLC after Guaranteed Payments and Priority Amount distributions.

There is substantial uncertainty that we will receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount expected to be collected through November 2006 (based on the terms of the Holding LLC Operating Agreement), recognizing the accretion income in earnings. Our investment in Holding LLC will be reduced to zero upon our collection of the Priority Amount. Due to the substantial uncertainty that we will receive any distribution in excess of the Priority Amount and Guaranteed Payment Amounts from Holding LLC, we do not record any income or recognize an asset related to our residual equity interest until such time that NEG Oil & Gas has received its contractually required distributions from Holding LLC . We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

The Holding LLC Operating Agreement includes a provision that allows NEG Oil & Gas to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated.

The Holding LLC Operating Agreement contains a provision that allows the managing member (currently NEG Oil & Gas), at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated Since all of our operating assets and oil and natural gas properties have been contributed to Holding LLC, following such a redemption, our principal assets would consist solely of cash balances.

In the event that such redemption right is exercised and if there is a subsequent liquidation and distribution of the proceeds, we may be obligated to use the proceeds that we would receive for our redeemed membership interest to pay outstanding indebtedness and operating expenses before any distribution of any portion of such proceeds could be made. Whether there would be proceeds remaining under these circumstances depends on the fair market value of Holding LLC’s assets, which is based principally on reserve replacement, production and oil and natural gas prices. While we have experienced a period of rapidly increasing oil and natural gas prices, which has caused an increase in the value of oil and natural gas properties, there can be no assurance that oil and natural gas prices will continue to increase or remain at current levels or that we will continue to replace reserves. Further, we have no control over whether the redemption option may be exercised or the timing of any such redemption. If our membership interest is redeemed, following the payment of our indebtedness, including the outstanding balance of $148.6 million relating to our Senior Notes and our operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to our stockholders. The disposition of any such proceeds would be determined by our board of directors. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves. Our investment in Holding LLC will be reduced to zero upon collection of the Priority Amount expected by November 2006, based on the terms of the Holding LLC Operating Agreement. Each quarter, we evaluate the propriety of the carrying amount of our investment in Holding LLC to determine whether current events or circumstances warrant adjustments to the carrying value for any other than temporary impairment and/or revisions to accretion of income.

Oil and natural gas prices are volatile. A decrease in oil and natural gas prices could have a material adverse effect on our investment in Holding LLC, payments of the Guaranteed Amounts or Priority Amount.

A substantial decline in oil and natural gas prices would have a material adverse effect on our investment in Holding LLC. For example, changes in the prices Holding LLC receives for its oil and natural gas could affect its ability to finance capital expenditures, make acquisitions, pay the Guaranteed Amounts or Priority Amount, borrow money and satisfy its financial obligations. In addition, declines in prices could reduce the amount of oil and natural gas that Holding LLC can produce economically and, as a result, could have a material adverse effect on its reserves. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, prices have been volatile and are likely to continue to be volatile in the future, especially given current world geopolitical conditions. The prices of oil and natural gas are affected by a variety of other factors that are beyond our control, including:

•	changes in global supply and demand for oil and natural gas;

•	commodity processing, gathering and transportation availability;

•	actions of the Organization of Petroleum Exporting Countries;

•	domestic and foreign governmental regulations and taxes;

•	domestic and foreign political conditions, including embargoes, wars or terrorism activities affecting oil-producing activity;

•	the level of global oil and natural gas exploration activity and inventories;

•	the relative availability of domestic and imported oil and natural gas;

•	the price, availability and consumer acceptance of alternative fuel sources;

•	the availability of refining capacity;

•	technological advances affecting energy consumption;

•	weather conditions;

•	financial and commercial market uncertainty;

•	worldwide economic conditions; and

•	disruptions as a result of natural calamities.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements. Holding LLC’s production and reserves are weighted toward natural gas, making earnings, cash flows and valuation more sensitive to natural gas price fluctuations.

Estimating Holding LLC’s reserves, production and future net cash flow may not represent the current market value of our oil and natural gas reserves.

The reserve data included in this annual report represent estimates only. Estimating quantities of proved oil and natural gas reserves is a complex process that requires interpretations of available technical data and various estimates, including estimates based upon assumptions relating to economic factors, including future commodity prices, production costs, production and ad valorem taxes and availability of capital, estimates of required capital expenditures and workover and remedial costs, and the assumed effect of governmental regulation. In addition, there are numerous uncertainties about when reserves may be classified as proved as opposed to possible or probable. Furthermore, actual results will vary from our estimates and such variances may be significant.

At December 31, 2005, 50% of Holding LLC’s estimated proved reserves were proved undeveloped and 8% were proved developed non-producing. Estimates of proved undeveloped reserves and proved developed non-producing reserves is almost always based on analogy to existing wells instead of the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Revenues from estimated proved developed non-producing reserves will not be realized until some time in the future, if at all. The reserve data assumes that Holding LLC will be required to make significant capital expenditures to develop its reserves. Although Holding LLC has prepared estimates of its reserves and the costs associated with these reserves in accordance with industry standards, these estimates may not be accurate, development may not occur as scheduled and actual results may not be as estimated.

You should not assume that the present values referred to in this annual report represent the current market value of Holding LLC’s estimated oil and natural gas reserves. The timing of the production and the expenses related to the development of oil and natural gas properties will affect both the timing of actual future net cash flows from Holding LLC’s proved reserves and their present value. In addition, Holding LLC’s pre-tax PV-10 estimates are based on prices and costs as of the date of the estimates. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Further, the effect of derivative instruments are not reflected in these assumed prices. Also, the use of a 10% discount factor to calculate pre-tax PV-10 value may not necessarily represent the most appropriate discount factor given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject. Any significant variations from the interpretations or assumptions used in these estimates, such as increased or decreased production levels or changes of conditions and information resulting from new or reinterpreted seismic data or otherwise, could cause the estimated quantities and net present value of our reserves to change materially.

The businesses of Holding LLC and the companies that we manage involve significant operating risks.

Oil and natural gas operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including:

•	well blowouts;

•	craterings and explosions;

•	pipe failures and ruptures;

•	pipeline accidents and failures;

•	casing collapses;

•	unexpected formations or pressures;

•	fires;

•	mechanical and operational problems that affect production;

•	formations with abnormal pressures;

•	uncontrollable flows of oil, natural gas, brine or well fluids; and

•	releases of contaminants into the environment, including groundwater contamination.

In addition to lost production and increased costs, these hazards could cause serious injuries, fatalities, contamination or property damage for which we could be held responsible. While insurance is maintained against many of these risks, insurance is not maintained in amounts that cover all of the losses to which may be incurred, and the insurance may not continue to be available on acceptable terms. The occurrence of an uninsured or underinsured loss could result in significant costs that could have a material adverse effect on our financial condition and operations.

Holding LLC’s commodity price risk management activities may limit future revenues from price increases and result in financial losses or reduce income.

To reduce its exposure to fluctuations in the prices of oil and natural gas, Holding LLC enters into derivative contracts with respect to a substantial portion of its oil and natural gas production. Derivative contracts expose us to risk of financial loss in some circumstances, including when:

•	production is less than expected;

•	a counterparty to a derivative contract fails to perform under the contract;

•	there is a change in the expected differential between the underlying price in the derivative contract and actual prices received; or

•	there is a sudden, unexpected event that materially impacts oil or natural gas prices.

Holding LLC’s total net realized losses on derivative instruments included in its oil and natural gas revenues were $8.7 million, $15.0 million and $31.9 million for the years ended December 31, 2003, 2004 and 2005, respectively. In addition, rising oil and natural gas prices caused Holding LLC to incur unrealized commodity derivative losses of $38.4 million for the year ended December 31, 2005. These unrealized losses resulted because Holding LLC does not elect hedge accounting treatment for its derivative positions. Changes in the fair market value of the derivative were therefore required to be recognized in Holding LLC’s statement of operations.

Holding LLC may incur realized and unrealized losses of this type in the future. Derivative contracts may also limit the benefit Holding LLC would otherwise receive from increases in the prices for oil and natural gas. Oil and natural gas revenues may continue to experience significant volatility in the future due to changes in the fair value of derivative contracts. The prices Holding LLC receives for oil and natural gas production affect our investment in Holding LLC, including Holding LLC’s ability to pay management fees, the Guaranteed Payments and Priority Amount as prices have a direct affect on Holding LLC’s:

•	cash flow available for capital expenditures;

•	ability to borrow and raise additional capital;

•	quantity of oil and natural gas Holding LLC can produce;

•	quantity of oil and gas reserves; and

•	operating results for oil and natural gas activities.

Generally, derivative contracts are entered into for a substantial portion of Holding LLC’s expected future oil and natural gas production to reduce its exposure to commodity price decreases. Changes in the fair value of our derivatives contracts have a direct effect on holding LLC’s revenue.

Typically, Holding LLC enters into costless collars to establish a predetermined range of prices that Holding LLC will realize on oil and natural gas sales. In these transactions, Holding LLC will usually have the option to receive from the counterparty to the derivative contracts a specified price or the excess of a specified price over a floating marketing price. If the floating price exceeds the fixed price, the party to the derivative contract is required to pay the counterparty all or a portion of these differences multiplied by the quantity subject to the derivative contract.

As of December 31, 2005, Holding LLC was not a party to any derivative contracts that require an initial deposit of cash collateral. However, Holding LLC’s working capital could be impacted in the future if Holding LLC enters into derivative arrangements that require cash collateral and commodity prices subsequently change in a manner adverse to Holding LLC. Further, the obligation to post cash or other collateral could, if imposed, adversely affect Holding LLC’s liquidity.

Holding LLC may experience difficulty finding and acquiring additional reserves and may be unable to compensate for the depletion of proved reserves.

The long term success and growth of our operations depend upon Holding LLC’s ability to find or acquire additional economically recoverable oil and natural gas reserves. Except to the extent that Holding LLC conducts successful exploration or development activities or acquires properties containing proved reserves, Holding LLC’s proved reserves will generally decline as they are produced. The decline rate varies depending upon reservoir characteristics and other factors. Future oil and natural gas reserves and production, and, therefore, cash flow and income, will be highly dependent upon our level of success in exploiting current reserves and acquiring or finding additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is not sufficient and external sources of capital become limited or unavailable, the ability to make necessary capital investments to maintain or expand our asset base of oil and natural gas reserves could be impaired. Development projects and acquisition activities may not result in additional reserves. Holding LLC may not have success drilling productive wells at economic returns sufficient to replace its current and future production and reserves it acquire may contain undetected problems or issues that did not initially appear to be significant to us.

Oil and natural gas exploration, exploitation and development activities may not be successful.

Exploration, exploitation and development activities are subject to many risks. For example, we cannot assure you that new wells drilled by Holding LLC will be productive or that Holding LLC will recover all or any portion of our investment in such wells. Drilling for oil and natural gas often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient oil or natural gas to return a profit at then-realized prices after deducting drilling, operating and other costs. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or that it can be produced economically. The cost of exploration, exploitation and development activities is subject to numerous uncertainties beyond our control, and cost factors can adversely affect the economics of a project. Further, Holding LLC’s development activities may be curtailed, delayed or canceled as a result of numerous factors, including:

•	title problems;

•	problems in delivery of Holding LLC’s oil and natural gas to market;

•	pressure or irregularities in geological formations;

•	equipment failures or accidents;

•	shortages of, or delays in obtaining, equipment or qualified personnel;

•	adverse weather conditions;

•	reductions in oil and natural gas prices;

•	compliance with environmental and other governmental requirements; and

•	costs of, or shortages or delays in the availability of, drilling rigs, equipment and services.

Our insurance coverage may not be sufficient and insufficient insurance coverage and increased insurance costs could adversely impact our results of operations, financial condition or cash flows.

We have insurance we believe is customary in our industry, including property damage insurance and commercial general liability insurance, each in amounts that we consider appropriate. However, we do not have insurance on 100% of Holding LLC’s properties and our insurance policies are subject to certain limits and deductibles as well as policy exclusions. We cannot assure you that insurance coverage will be available in the future at current costs or on commercially reasonable terms or that the insurance proceeds received for any loss of or any damage to any of our oil and natural gas properties will be sufficient to restore the loss or damage without negative impact on our results of operations, financial condition or cash flows.

Holding LLC is subject to complex laws and regulations, including environmental laws and regulations, that can adversely affect the cost, manner and feasibility of doing business.

Holding LLC’s operations and facilities are subject to extensive federal, state and local laws and regulations relating to exploration for, and the exploitation, development, production and transportation of, oil and natural gas, including environmental and safety matters. In addition, certain laws impose strict liability for the costs of remediating contamination at properties that we own or operate or where wastes generated by our operations have been disposed, regardless of whether such disposal was lawful at the time that it occurred. Laws and regulations applicable to us include those relating to:

•	land use restrictions where many of our operations are located;

•	drilling bonds and other financial responsibility requirements;

•	spacing of wells;

•	emissions into the air;

•	unitization and pooling of properties;

•	habitat and endangered species protection, reclamation and remediation;

•	the containment and disposal of hazardous substances, oil field waste and other waste materials;

•	the use of underground storage tanks;

•	the use of underground injection wells, which affects the disposal of water and other produced liquids from our wells;

•	safety precautions;

•	the prevention of oil spills;

•	releases of contaminants into the environment;

•	wetlands protection;

•	the closure of exploration and production facilities; and

•	operational reporting requirements.

Under these laws and regulations, we could be liable for:

•	governmental sanctions, such as fines, penalties, and injunctive relief;

•	property and natural resource damages;

•	releases or discharges of hazardous materials;

•	well reclamation costs;

•	oil spill clean-up costs;

•	other remediation and clean-up costs;

•	plugging and abandonment costs, which may be particularly high in the case of offshore facilities;

•	personal injuries; and

•	other environmental damages.

Although we believe that Holding LLC is in substantial compliance with all applicable environmental laws and regulations and that our liabilities are not material, we cannot be certain that existing environmental laws or regulations applicable to Holding LLC’s operations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not harm our business, results of operations and financial condition.

Holding LLC may be required to write down the carrying value of its properties.

Under full cost accounting rules, Holding LLC may be required to write down the carrying value of its properties when oil and natural gas prices decrease or when Holding LLC has substantial downward adjustments of its estimated proved reserves, increases in its estimates of development costs or deterioration in its exploration results. Holding LLC uses the full cost method of accounting for oil and natural gas exploitation, development and exploration activities. Under full cost accounting rules, Holding LLC performs a “ceiling test.” This test is an impairment test and generally establishes a maximum, or “ceiling,” of the book value of oil and natural gas properties that is equal to the expected after-tax present value of the future net cash flows from proved reserves, including the effect of cash flow hedges, if any, calculated using prevailing prices on the last day of the relevant period. If the net book value of properties, reduced by any related net deferred income tax liability, exceeds the ceiling, Holding LLC will write down the book value of the properties. Depending on the magnitude of any future impairments, a ceiling test write down could significantly reduce Holding LLC’s income or produce a loss. Ceiling test computations use commodity prices prevailing on the last day of the relevant period, making it impossible to predict the timing and magnitude of any future write downs. To the extent our finding and development costs increase, Holding LLC will become more susceptible to ceiling test write downs in low price environments.

The loss of our president and chief executive officer or other key personnel could adversely affect our business.

We believe our continued success depends in part on the collective abilities and efforts of Bob G. Alexander, our president and chief executive officer, and other key personnel, including the executive officers listed in “Directors and Executive Officers of the Registrant.” We do not maintain key man life insurance policies. The loss of the services of Mr. Alexander or other key management personnel could have a material adverse effect on our results of operations. Additionally, if we are unable to find, hire and retain needed key personnel in the future, our results of operations could be materially and adversely affected.

Changes in the financial condition of any of Holding LLC’s large oil and natural gas purchasers could make it difficult to collect amounts due from those purchasers.

Some of Holding LLC’s oil and natural gas production attributable to non-operated properties is sold to other third party purchasers by the operator of such properties, which then remits our proportionate share of the proceeds to us. Riata Energy, Inc. is the largest single seller of oil and natural gas from our non-operated properties pursuant to such arrangement. For the year ended December 31, 2005, approximately 69.5% of our oil and natural gas revenues were generated from the following purchasers, including Riata, Plains Marketing and Transportation, Crosstex Energy Services, Inc. and Seminole Energy Services. A material adverse change in the financial condition of any of Holding LLC’s largest purchasers could adversely impact our future revenues and our ability to collect current accounts receivable from such purchasers. Additionally, the loss of any of these purchasers could have an adverse impact on our revenues. Accounts receivable allowance for bad debt totaled approximately $0.1 million at December 31, 2005.

Threatened or actual terrorist activity could adversely affect our business.

The continued threat of terrorism and the impact of military or other government action in response to that threat have led to and will likely lead to increased volatility in prices for oil and natural gas and could affect the markets for the oil and natural gas Holding LLC produces. Further, the U.S. government has issued public warnings that indicate that energy assets might be specific targets of terrorist organizations. Oil and natural gas production facilities, transportation systems and storage facilities could be direct targets of terrorist activities, and our results of operations would be adversely affected if infrastructure integral to Holding LLC’s operations was destroyed or damaged. In addition, an attack on one or more of Holding LLC’s gas production facilities, transportations systems, and storage facilities could cause a release of oil into the environment that would necessitate cleanup. Although we have not historically sought or maintained terrorism insurance, we may not be able to obtain insurance coverage at prices that we consider reasonable or at all. These developments could subject our operations to increased risk and could have a material adverse affect on our business and financial condition and results. In addition, new laws or regulations could be passed requiring us to take steps to reduce the risk of terrorist attacks. The costs of implementing measures to reduce the risk of terrorist attack could adversely affect our business.

The inability to address any of these risks incidental to the oil and natural gas industry could have a material adverse effect on our investment in Holding LLC.

Factors That May Impact Future Results of Operations

If we fail to realize the anticipated benefits of the merger with NEG, Inc., our stockholders may receive lower returns than they expect.

Even if we are able to successfully combine the two businesses, it may not be possible to realize the full benefits of the proved reserves, enhanced growth of production volume, cost savings from operating synergies and other benefits that we currently expect to result from the merger, or realize these benefits within the time frame that is currently expected. The benefits of the merger may be offset by operating losses relating to changes in commodity prices, or in oil and natural gas industry conditions, or by risks and uncertainties relating to the combined company’s exploratory prospects, or an increase in operating or other costs or other difficulties. If we fail to realize the benefits we anticipate from the merger, stockholders may receive lower returns on our stock than they expect.

The number of shares of NEG, Inc. common stock that our stockholders receive in the merger will be based upon a fixed exchange ratio. The value of the shares of NEG, Inc. common stock at the time our stockholders receive them could be less than the value of our common stock today.

Upon completion of the merger, our shares of common stock, other than shares held by our subsidiaries and shares held as treasury stock, will be exchanged for shares of NEG, Inc. common stock. Except for certain adjustments based on NEG, Inc.’s ownership interest in the enterprise and the outstanding indebtedness of NEG, Inc., the merger consideration is fixed and will not be adjusted as a result of any increase or decrease in the price of our common stock. In addition, because the merger will be completed only after all the conditions to the merger are satisfied or waived, there is no way to be sure that the price of our common stock at the time the merger is completed will be the same as its price on the date of this information statement/prospectus or the effective date of the written consent approving the merger delivered by NEG Oil & Gas. Changes in the business, our operations or prospects, regulatory considerations, general market and economic conditions and other factors may affect the price of our common stock This merger consideration will not be adjusted for any change in the market price of our common stock between the date of this joint proxy statement/prospectus and the date that our stockholders receive their shares of NEG, Inc. common stock.

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the merger.

Completion of the merger is conditioned upon the effectiveness of NEG, Inc.’s Registration Statement on Form S-1 as determined by the Securities and Exchange Commission and other certain closing conditions discussed herein. The review by the SEC of NEG, Inc.’s S-1 may delay completion of the merger. Further, no assurance can be given that the required conditions to closing will be satisfied, and, if the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the merger agreement.

Some of our directors and executive officers have interests that are different from, or in addition to, the interests of our stockholders.

Some of our directors and executive officers have interests and arrangements that may be different from our stockholders’ interests, including arrangements regarding the appointment of directors and officers following the merger. Ownership interests of our directors or officers in NEG, Inc. common stock, or ownership of directors or officers of NEG Oil & Gas, or its affiliates, in our common shares or service as both a director or officer of us and a director, officer or employee of NEG, Inc., or its affiliates, could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and NEG Oil & Gas.

Item 1B.	Unresolved Staff Comments

None.

Item 3.	Legal Proceedings

During 2000 and 2001, we entered into several derivative contracts with Enron North America Corp (“Enron NAC”). In 2001, Enron Corporation and many Enron Corporation affiliates and subsidiaries, including Enron NAC filed for protection under Chapter 11 of the US bankruptcy code. Operating LLC has filed a claim for damages in that bankruptcy proceeding. The derivative contracts related to production from oil and natural gas properties were subsequently contributed to Holding LLC and then to Operating LLC. We have filed a claim for damages in the Enron NAC bankruptcy proceeding and we have appointed a representative to the official committee of unsecured creditors. Our claim represents a hedge against future oil and natural gas prices and does not reflect a cash gain or loss. Any recoveries from Enron NAC will become the property of Holding LLC as a result of our contribution to Holding LLC.

Other than routine litigation incidental to our business operations which we do not consider to be material, there are no additional legal proceedings in which Operating LLC, Holding LLC or us are defendants.

Our Plan of Reorganization became effective August 4, 2000, and the Bankruptcy Court issued a final decree effective December 13, 2001 closing the case.

PART II

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

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

	Common Stock
	Price
	High	Low

Calendar Years by Quarter
2005:
First	$3.40	$2.25
Second	3.09	2.12
Third	5.50	2.40
Fourth	7.75	3.70

2004:
First	$4.55	$2.45
Second	4.10	2.05
Third	2.85	1.20
Fourth	3.25	2.06

On March 1, 2006, the latest practicable date for providing price information, the last quoted price for our common stock was $5.63.

Holders

As of March 1, 2006, we had approximately 7,500 record holders of our shares of common stock, including multiple nominee holders for an undetermined number of beneficial owners.

Dividends on Common Stock

We have never paid cash dividends on our common stock, and we do not expect to declare cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

The following table sets forth our selected historical financial and operating data as of and for each of the five years in the period ended December 31, 2005. The financial data was derived from our historical financial statements and is not necessarily indicative of our future performance. The financial data set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere herein.

	Year Ended December 31,
	2001(1)	2002	2003	2004	2005
	(In thousands, except for ratios and per unit data)

Statement of Operations Data:
Oil and natural gas sales	$33,176	$—	$—	$—	$—
Accretion of Investment in Holding LLC	9,834	32,879	30,141	34,432	44,306
Management fees — affiliates	2,699	7,637	7,967	11,563	14,587
Interest income and other, net	(336)	36	34	39	78

Total revenue	45,373	40,552	38,142	46,034	58,971

Costs and expenses:
Lease operating	3,874	—	—	—	—
Oil and natural gas production taxes	1,695	—	—	—	—
Depreciation, depletion and amortization	6,163	—	—	—	—
Salaries and wages	3,327	4,256	4,349	7,225	8,790
Insurance	502	588	638	1,002	809
Rent and utilities	597	624	669	699	804
Other G&A expenses	1,505	1,637	1,575	2,219	4,502
Interest expense(2)	21,224	18,964	15,115	13,940	13,940

Total costs and expenses	38,887	26,069	22,346	25,085	28,845

Income before reorganization items and income taxes	6,486	14,483	15,796	20,949	30,126
Reorganization items:
Loss in restructuring of payables	(11)	—	—	—	—
Professional fees and other	236	—	—	—	—

Income loss before income taxes	6,711	14,483	15,796	20,949	30,126
Income tax benefit (expense)(5)	30,589	(5,068)	(225)	(6,664)	(4,852)

Net income	$37,300	$9,415	$15,571	$14,285	$25,274

Net income per common share, basic and diluted	$3.33	$.84	$1.39	$1.28	$2.26

Cash Flow Data:
Net cash provided by (used in) operating activities	$11,537	$(21,266)	$(59,053)	$(16,650)	$(15,407)
Net cash provided by (used in) investing activities	(30,840)	21,653	58,735	15,978	15,978
Net cash used in financing activities	(20,935)	—	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$3,090	$3,477	$3,159	$2,488	$3,059
Working capital (deficit)	1,673	(40,001)	1,699	2,200	1,809
Total assets	132,709	138,805	99,684	112,113	135,727
Long-term debt	202,471	159,576	148,637	148,637	148,637
Stockholders’ deficit	(82,405)	(72,989)	(57,418)	(43,133)	(17,859)

	Year Ended December 31,
	2001(3)	2002(4)	2003(4)	2004(4)	2005(4)

Operating Data:
Production:
Oil (Mbls)	428	—	—	—	—
Natural gas (Mmcf)	4,333	—	—	—	—
Natural gas equivalent (Mmcfe)	6,901	—	—	—	—
Average sales price:
Oil (per Bbl)	$27.70	—	—	—	—
Natural gas (per Mcf)	4.92	—	—	—	—
Unit economics (per Mcfe):
Average sales price	$4.81	—	—	—	—
Lease operating expenses	.56	—	—	—	—
Oil and natural gas production taxes	.25	—	—	—	—
Depreciation, depletion and amortization	.89	—	—	—	—
General and administrative	.50	—	—	—	—

(1)	As mandated by our Plan of Reorganization we contributed all of our assets and liabilities, except for $4.3 million in cash, to Holding LLC in exchange for an unconsolidated non-controlling 50% membership interest and certain Guaranteed Amounts and Priority Distributions. The contribution was recorded as of September 1, 2001.

(2)	As part of the Plan of Reorganization, $35.3 million of interest on the Senior Notes was reinstated.

(3)	Operating data is included only through August 31, 2001, when the oil and natural gas assets were contributed to Holding LLC.

(4)	We had no oil and natural gas operations during 2002, 2003, 2004 and 2005 as all the oil and natural gas assets were contributed to Holding LLC effective August 31, 2001.

(5)	See Note 10 in Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of our Business

We are a management company engaged in the business of managing the exploration, development, production and operations of oil and natural gas properties, primarily located in Texas, Oklahoma, Arkansas and Louisiana (both onshore and in the Gulf of Mexico). We manage the oil and natural gas operations of NEG Operating LLC (“Operating LLC”), National Onshore LP, formerly TransTexas Gas Corporation (“National Onshore”) and National Offshore LP, formerly Panaco, Inc. (“National Offshore”), all of which are affiliated entities. Our principal assets are our unconsolidated non-controlling 50% membership interest in NEG Holding LLC (“Holding LLC”) and the management agreements with Operating LLC, National Onshore and National Offshore.

We were incorporated under the laws of the State of Delaware on November  20, 1990 and, prior to February 1999, operated as an independent oil and natural gas company engaged in the exploration, development, exploitation and acquisition of oil and natural gas reserves in North America. In February 1999, we were placed under involuntary, court ordered bankruptcy protection and emerged from bankruptcy under a Plan of Reorganization (“Plan of Reorganization”) on August 4, 2000. The final decree closing the case became effective December 13, 2001. Accordingly, we have effectively settled all matters relating to our bankruptcy proceeding.

As mandated by the Plan of Reorganization and the bankruptcy court, on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding cash of $4.3 million to Holding LLC. In exchange, we received a non-controlling 50% membership interest in Holding LLC. Gascon Partners (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for the remaining 50% managing ownership interest. Holding LLC is controlled by the managing member, formerly Gascon. Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. Concurrently, we entered into a management and operating agreement to manage the operations of Operating LLC.

In August 2003 and November 2004, we entered into agreements to manage the operations of National Onshore and National Offshore, respectively. Both National Onshore and National Offshore are owned by NEG Oil & Gas LLC (“NEG Oil  & Gas”) (formerly AREP Oil & Gas), also an affiliated entity.

Due to the substantial uncertainty relating to distributions from Holding LLC, we account for our unconsolidated non-controlling 50% interest in Holding LLC as a preferred investment. We recognize income from the accretion of our investment in Holding LLC using the interest method. Our revenues are comprised solely of the accretion of our investment in Holding LLC and fees received for the management of Operating LLC, National Onshore and National Offshore.

Our headquarters are located in Dallas, Texas.

Ownership and Control of Outstanding Stock

NEG Oil & Gas owns 50.01% of our outstanding common stock at December 31, 2005. NEG Oil & Gas is a wholly-owned subsidiary of American Real Estate Partners, LLP (“AREP”), which owns 99% of American Real Estate Holdings L.P. (“AREH”). NEG Oil & Gas owns all of our Senior Notes. The general partner of AREH, American Property Investors, Inc. (“API”), is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), AREP, which owns 99% of AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch, one of our directors, is a director and the Executive Vice President of AREH. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus and Arnos. High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. Our policy is to engage in transactions with related parties on terms that, in our opinion, are no less favorable to us than could be obtained from unrelated parties.

On June 30, 2005, AREP purchased Gascon’s managing membership interest in Holding LLC, including Holding LLC’s 100% ownership interest in Operating LLC, together with Gascon’s option to redeem our interest in Holding LLC (see “Redemption Provision in the Holding LLC Operating Agreement”), and concurrently contributed the interest and redemption option to NEG Oil & Gas.

Proposed Merger

On December 7, 2005, we, NEG Oil & Gas, NEG IPOCO, Inc. (whose name was changed to NEG, Inc., effective January 30, 2006, “NEG, Inc.”) and, for certain purposes, AREH entered into a merger agreement,

pursuant to which we agreed to be merged into NEG, Inc (the “Merger Agreement”). NEG Oil & Gas, a wholly owned indirect subsidiary of AREP, is the owner of 50.01% of our common stock.

In July 2005, our board of directors formed a special committee consisting of an independent, disinterested member to evaluate and make recommendations with respect to the proposed merger with NEG Inc. The special committee retained Energy Spectrum Advisors Inc. as its financial advisor and Bracewell & Giuliani LLP as its legal counsel. Energy Spectrum Advisors delivered a fairness opinion with respect to our shareholders (other than NEG Oil & Gas) in connection with the special committee’s evaluation of the merger transaction. Following extensive review, the special committee recommended to our board of directors that the board approve the merger. Following the adoption and approval of the Merger Agreement by our board of directors, NEG Oil & Gas delivered to us, as the holder of a majority of our outstanding shares, a written consent approving the adoption of the Merger Agreement.

Upon consummation of the merger with NEG Inc., the current holders of our common stock will receive shares of common stock of a new company, NEG, Inc. The transaction, which is conditioned upon the consummation of an initial public offering of common stock by NEG, Inc., may be terminated if the merger has not closed by December 1, 2006.

Following the merger, NEG, Inc. will be renamed National Energy Group, Inc. and will contribute our non-controlling 50% ownership interest in Holding LLC to NEG Oil & Gas.

As a result of the merger with NEG Inc., but without taking into account the issuance of NEG, Inc. common stock in the initial public offering, each of the holders of our common stock will receive shares in NEG, Inc. representing, in the aggregate, a 7.990% economic interest in the entire equity of a combination or consolidation of entities that will include 100% of the equity interests in each of us, NEG Oil & Gas, National Onshore and National Offshore. Our minority stockholders will receive, in exchange for their common stock in us, NEG, Inc. common stock representing 3.994% of such economic interest and NEG Oil & Gas will receive, in exchange for its common stock in us, NEG, Inc. common stock representing the remaining 3.996% economic interest.

The public offering of NEG, Inc. common stock will result in the proportionate reduction of the economic interests to be received by our stockholders as a result of the merger with NEG Inc. The economic interests to be received by our stockholders as a result of the merger are based on the assumption that the combined or consolidated entities will have net indebtedness of approximately $500 million at the time of the merger and are subject to proportionate adjustment to the extent that the actual amount of net indebtedness at such time is less than or greater than $500 million.

NEG, Inc. has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register its common stock in an initial public offering under the Securities Act of 1933. The number of shares to be offered and the price range of the offering have not been determined. The Registration Statement has not become effective and is subject to review and comment by the SEC. There can be no assurance that NEG, Inc. will complete an initial public offering or that the merger will be completed.

Senior Notes Due Date Extension

On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as the holder of the Senior Notes, to extend the due date of the Senior Notes to April 1, 2007.

The Holding LLC Operating Agreement

Holding LLC is governed by an operating agreement effective as of May 12, 2001, which provides for management and control of Holding LLC by Gascon (now NEG Oil & Gas) and distributions to us and NEG Oil & Gas based on a prescribed order of distributions (the “Holding LLC Operating Agreement”).

Order of Distributions

Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to us and NEG Oil & Gas shall be made in the following order:

1. Guaranteed payments (“Guaranteed Payments”) are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding priority amount (“Priority Amount”). The Priority Amount includes all outstanding debt owed to NEG Oil & Gas, including the amount of our 10.75% Senior Notes (“Senior Notes”).. As of December 31, 2005, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

2. The Priority Amount is to be paid to us. Such payment is to occur by November 6, 2006.

3. An amount equal to the Priority Amount and all Guaranteed Payments paid to us, plus any additional capital contributions made by NEG Oil & Gas, less any distributions previously made by Holding LLC to NEG Oil & Gas, is to be paid to NEG Oil & Gas.

4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by Holding LLC to NEG Oil & Gas, is to be paid to NEG Oil & Gas.

5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of NEG Oil & Gas and our respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement.)

We anticipate that the Priority Amount will be used to pay off our indebtedness (currently held by NEG Oil & Gas). The Guaranteed Payments are expected to be sufficient to make the interest payments on our Senior Notes. There is substantial uncertainty that we will receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through November 2006 (based on the terms of the Holding LLC Operating Agreement), recognizing the accretion income in earnings. Our investment in Holding LLC will be reduced to zero upon our collection of the Priority Amount.. Due to the substantial uncertainty that we will receive any distribution in excess of the Priority Amount and Guaranteed Payment Amounts from Holding LLC, we do not record any income or recognize an asset related to our residual equity interest until such time that NEG Oil & Gas has received its contractually required distributions from Holding LLC . We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

Redemption Provision in the Holding LLC Operating Agreement

The Holding LLC operating agreement contains a provision that allows the managing member (currently NEG Oil & Gas), at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of our operating assets and oil and natural gas properties have been contributed to Holding LLC, following such a redemption, our principal assets would consist solely of cash balances.

In the event that such redemption right is exercised and if there is a subsequent liquidation and distribution of the proceeds, we may be obligated to use the proceeds that we would receive for our redeemed membership interest to pay outstanding indebtedness and operating expenses before any distribution of any portion of such proceeds could be made. Whether there would be proceeds remaining under these circumstances depends on the fair market value of Holding LLC’s assets, which is based principally on reserve replacement, production and oil and natural gas prices. Holding LLC has experienced a period of rapidly increasing oil and natural gas prices, which has caused an increase in the value of oil and natural gas properties, there can be no assurance that oil and natural gas prices will continue to increase or remain at current levels or that Holding LLC will continue to replace reserves. Further, we have no control over whether the redemption option may be exercised or the timing of any such redemption. If our membership interest is redeemed, following the payment of our indebtedness, including the outstanding balance of $148.6 million relating to our Senior Notes and our operating expenses, there is a substantial risk that there will be no proceeds remaining. The disposition of any such proceeds would be determined by our board of directors. It is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.

The Reorganized Company

We remain highly leveraged following confirmation of our Plan of Reorganization and entry into the foregoing transactions. Further, as a result of the terms and conditions of the various agreements related to the repayment of our indebtedness and repayment of the Priority Amount and the Guaranteed Payments plus accrued interest to NEG Oil & Gas, there is a substantial risk that there will be no proceeds remaining for distribution to our stockholders.

Management Agreements

The Operating LLC Management Agreement

The management and operation of Operating LLC is being undertaken by us pursuant to a management agreement which we entered into with Operating LLC, effective May 1, 2001. However, neither our management nor directors control the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which are controlled by the managing member of Holding LLC (currently NEG Oil & Gas). The Operating LLC management agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas business, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC, although the management agreement provides that the salary of our Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is deemed warranted. However, both Operating LLC and we have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. The Operating LLC management agreement is terminable upon ninety (90) days prior written notice by Operating LLC or sixty (60) days prior written notice by us. We recorded $6.2 million and $5.6 million in management fee income for the years ended December 31, 2004 and 2005, respectively, under this Agreement.

The National Onshore Management Agreement

On August 28, 2003, we entered into a management agreement whereby we manage the oil and natural gas business of National Onshore. The National Onshore management agreement was entered in connection with a plan of reorganization for National Onshore proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn (the “National Onshore Plan”). On August  28, 2003, the United States Bankruptcy Court, Southern District of Texas, issued an order confirming the National Onshore Plan. NEG Oil & Gas owns all of the reorganized National Onshore, which is engaged in the exploration, production and transmission of oil and natural gas primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and our Vice President, Secretary and General Counsel, respectively, have been appointed to the reorganized National Onshore Board of Directors and act as the two principal officers of National Onshore and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our Vice President and CFO, has been appointed Treasurer of reorganized National Onshore and its subsidiaries.

The National Onshore management agreement provides that we shall be responsible for and have authority with respect to all of the day-to-day management of National Onshore’s business, but shall not function as a Disbursing Agent as such term is defined in the National Onshore Plan. As consideration for our services in managing the National Onshore business, the National Onshore management agreement provides that we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. The National Onshore management agreement is terminable (i) upon 30 days prior written notice by National Onshore, (ii) upon 90 days prior written notice by us, (iii) upon 30 days following any day where High River designees no longer constitute the National Onshore Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of National Onshore, or (iv) as otherwise determined by the Bankruptcy Court. We recorded $4.7 million and $4.8 million in management fee income for the years ended December 31, 2004 and 2005, respectively under this Agreement.

The National Offshore Management Agreement

On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for National Offshore (the “National Offshore Plan”). In connection with the Bankruptcy Court’s order confirming the National Offshore Plan, we entered into a management agreement with National Offshore to manage its oil and natural gas business. NEG Oil & Gas owns all of the reorganized National Offshore, which is engaged in the exploration, production and transmission of oil and natural gas, primarily in the Gulf Coast and the Gulf of Mexico. Bob G. Alexander, our President and CEO, has been appointed to the reorganized National Offshore board of directors and acts as the reorganized National Offshore’s President. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to the reorganized National Offshore Board of Directors and acts as reorganized National Offshore’s Vice President and Secretary. Randall D. Cooley, our Vice President and CFO, has been appointed as Treasurer of the reorganized National Offshore. In exchange for our management services, the National Offshore management agreement provides that we are to be paid a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administering the National Offshore oil and natural gas properties. The National Offshore management agreement is terminable (i) upon ninety (90) days prior written notice by National Offshore or us, (ii) upon thirty (30) days following any date where the National Offshore board of directors ceases to be comprised of one or more members who are not affiliates of us, unless otherwise waived or (iii) by mutual agreement. We recorded $0.7 million and $4.2 million in management fee income for the years ended December 31, 2004 and 2005, respectively, under this agreement.

Operating LLC Credit Agreement

Effective December 22, 1998, our then existing credit facility and related $25 million outstanding balance was assigned jointly by Bank One Texas, N.A. and Credit Lyonnais New York Branch Bank to Arnos. In January 2001, we paid the $25 million outstanding balance owing under the credit facility, but in August 2001 borrowed $10.9 million which was used to redeem certain of our Senior Notes and related interest in the amount of $21.2 million. On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the existing credit facility to us as a Priority Amount distribution. Also, on March 26, 2003 we, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC, thereby canceling all outstanding balances due under the credit facility. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a secured $42.8 million loan to Operating LLC under the amended credit facility; Operating LLC then distributed $42.8 million to Holding LLC which, thereafter, made a $40.5 million Priority Amount distribution and a $2.3 million Guaranteed Payment to us. On March 27, 2003, we utilized these funds to pay the entire amount of the long-term interest due on the Senior Notes as provided in the Plan of Reogranization and outstanding interest accrued thereon.

On December 29, 2003, Operating LLC entered into a credit agreement with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as the Administrative Agent and Bank of Texas, N.A. and Bank of Nova Scotia as Co-Agents (the “Credit Agreement”). The Credit Agreement provided for a loan commitment amount of up to $145 million and a letter of credit commitment of up to $15 million, subject to a borrowing base. At the closing of the Credit Agreement, Operating LLC borrowed $43.8 million to repay $42.8 million owed by

Operating LLC to Arnos under the secured loan arrangement, which was then terminated, and to pay administrative fees in connection with this borrowing.

On December 22, 2005, NEG Oil & Gas entered into a credit agreement, dated as of December 20, 2005, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and other lender parties thereto (the “NEG O&G Credit Facility”). The NEG O&G Credit Facility is secured by substantially all the assets of NEG Oil & Gas and its subsidiaries has a five-year term and permits payments and reborrowings subject to a borrowing base calculation based on the proved oil and natural gas reserves of NEG Oil & Gas and its subsidiaries. Under the NEG O&G Credit Facility, NEG Oil & Gas will be permitted to borrow up to $500 million, and the initial borrowing base is set at $335 million.

NEG Oil & Gas used a portion of the initial $300 million funding under the NEG O&G credit facility to purchase the Mizuho indebtedness of $130.9 million plus accrued interest of $1.5 million subject to the Credit Agreement, pursuant to which we had previously pledged our interest in Holding LLC as collateral. Similarly, Holding LLC had previously pledged as collateral under the Credit Agreement its 100% equity interest in Operating LLC, and Operating LLC had previously pledged as collateral its oil and natural gas properties, equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.

Also, on December 22, 2005, as part of NEG Oil & Gas’ purchase of the Credit Agreement, Operating LLC entered into an Amended and Restated Credit Agreement, dated as of December 20, 2005, with NEG Oil & Gas as the successor to the lenders under the Credit Agreement and Citicorp USA, Inc. as collateral agent (the “Restated Credit Agreement”). By purchasing the Credit Agreement, NEG Oil & Gas is the successor in interest to the pledge agreements and irrevocable proxies dated as of December 29, 2003, signed by each of Holding LLC, Operating LLC and us in favor of the former lenders under the Credit Agreement. Pursuant to the terms of the new Restated Credit Agreement, Operating LLC and Holding LLC executed and delivered to NEG Oil & Gas affirmations of their obligations under their respective pledge agreements. NEG Oil & Gas pledged all of its rights under the Credit Agreement to the new lenders of the NEG Oil & Gas Credit Facility, including the collateral securing Operating LLC’s original obligations.

The Restated Credit Agreement provides for a loan commitment amount of up to $180 million, including a letter of credit commitment of up to $1 million, subject to certain borrowing base and other limitations. At December 22, 2005, Operating LLC owed approximately $132.4 million under the Restated Credit Agreement and had no outstanding letters of credit. The Restated Credit Agreement also requires, among other things, maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Other than the pledge of its equity interest in Holding LLC described above, we are not a party to the Restated Credit Agreement now owned by NEG Oil & Gas.

Generally, draws under the Credit Agreement or Restated Credit Agreement are made to fund working capital requirements, acquisitions and capital expenditures. During the year ended December 31, 2005, Operating LLC’s outstanding balances have ranged from a low of $51.8 million to a high of $132.4 million. As of December 31, 2005, the outstanding balance under the Restated Credit Agreement was $132.4 million.

Senior Notes

Upon confirmation of the Joint Plan, the Senior Notes were held in their entirety by Arnos and its affiliates. Effective December 31, 2005, the Senior Notes are held by NEG Oil & Gas. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and originally matured in November 2006. On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as the holder of the Senior Notes, to extend the maturity date of the Senior Notes to April 1, 2007. The Senior Notes are senior, unsecured obligations that rank pari passu with all of our existing and future senior indebtedness, and senior in right of payment to all future subordinated indebtedness that we may incur. Subject to certain limitations set forth in the indenture covering the Senior Notes, we and our subsidiaries may incur additional senior indebtedness and other indebtedness.

If Holding LLC has insufficient resources to pay the Priority Amount or if NEG Oil & Gas instructs Holding LLC to withhold payment, we may be unable to pay the Senior Notes when they become due. We have no control over the outcome of any of these events.

Results of Operations

Our primary sources of income have been the accretion of our investment in Holding LLC and management fees from affiliates.

Accretion of Our Investment in Holding LLC

We originally recorded our investment in Holding LLC at the historical cost of the oil and natural gas properties contributed to Holding LLC. Based on the terms of the Holding LLC Operating Agreement, we anticipate that we will collect the Guaranteed Payments and Priority Amount through November 2006. Our residual value, if any, in Holding LLC is dependent on a number of events that are not in our control, including cash flows of Holding LLC, the timing of the Guaranteed Payments and the Priority Amount paid to us, the timing and amounts of subsequent payments to NEG Oil & Gas, and whether or not NEG Oil & Gas exercises the Holding LLC redemption provision, including the amount and timing of such redemption. Consequently, there is substantial uncertainty as to the amount, if any, of our residual value in Holding LLC subsequent to the payment of the amounts required to be paid to NEG Oil & Gas. Due to this uncertainty, we account for our investment in Holding LLC as a preferred investment. Accordingly, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through November 2006 (based on the terms of the Holding LLC Operating Agreement), recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment.

There is substantial uncertainty that we will receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount, recognizing the accretion income in earnings. Our investment in Holding LLC will be reduced to zero upon our collection of the Priority Amount. Due to the substantial uncertainty that we will receive any distribution in excess of the Priority Amount and Guaranteed Payment Amounts from Holding LLC, we do not record any income or recognize an asset related to our residual equity interest until such time that NEG Oil & Gas has received its contractually required distributions from Holding LLC . We account for our residual equity investment in Holding LLC in accordance with APB 18.

Accretion income is based on our best estimates of timing of cash flows of distributions and could vary significantly from the expected amounts.

Management Fees from Affiliates

During the three year period ended December 31, 2005, we received management fees from the management agreements described above as follows:

	2003	2004	2005

Operating LLC	$6,629,001	$6,161,919	$5,597,737
National Onshore	1,338,000	4,675,525	4,768,036
National Offshore	—	725,282	4,221,433

Total	$7,967,001	$11,562,726	$14,587,206

Costs and Expenses

Our cost and expenses are as follows:

	Year Ended December 31,
	2003	2004	Variance	%	2004	2005	Variance	%

Salaries and wages	$4,348,645	$7,224,605	$2,875,960	66	$7,224,605	$8,789,555	$1,564,950	22
Insurance	637,585	1,001,644	364,059	57	1,001,644	809,099	(192,545)	(19)
Rent and utilities	668,802	699,674	30,872	5	699,674	804,353	104,679	15
Other G&A Expenses	1,575,514	2,218,752	643,238	41	2,218,752	4,501,433	2,282,681	103
Interest expense	15,114,928	13,940,391	(1,174,537)	(8)	13,940,391	13,940,383	(8)	—

Total cost & expenses	$22,345,474	$25,085,066	$2,739,592		$25,085,066	$28,844,823	$3,759,757

Salaries and wages increased from 2004 to 2005 due to the increase in the number of employees needed to manage National Offshore.

Other G & A expense increased from 2004 to 2005 due to a variety of items including costs associated with Sarbanes Oxley compliance and the board of directors special committee.

Interest expense decreased in 2004 from 2003 due to the reduction in outstanding debt. We paid off the reinstated interest and credit facility in 2003.

Salaries and wages along with insurance increased from 2003 to 2004 due to the increase in the number employees needed to manage National Onshore and National Offshore.

Other G&A expenses increased from 2003 to 2004 due to a variety of items including costs associated with Sarbanes-Oxley compliance and implementation of additional corporate governance controls.

Deferred Income Tax Asset

As of December 31, 2005, we had consolidated net operating loss carryforwards of approximately $83.9 million for income tax reporting purposes which begin expiring in 2018. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in our opinion, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, we again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, that, more likely than not we will realize a partial benefit from the loss carryforwards. Accordingly, we recorded a deferred tax asset, net of valuation allowance, of $25.9 million, $19.2 million and $14.5 million as of December 31, 2003, 2004 and 2005, respectively. We reduced the valuation allowance by $5.3 million in 2003, $1.3 million in 2004 and $5.7 million in 2005. Ultimate realization of the deferred tax asset is dependent upon, among other factors, our ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subject to additional changes in the valuation allowance, subsequent periods will reflect a full effective tax rate provision.

Liquidity and Capital Resources

Net cash used in operating activities was $15.4 million for the year ended December 31, 2005, compared to net cash used in operating activities of $16.6 million for 2004. The decrease is due to increased management fees from the National Offshore management agreement.

Net cash used in operating activities was $16.6 million for the year ended December 31, 2004, compared to net cash used in operating activities of $59.1 million for the same period in 2003. This decrease is due to the repayment of accrued interest on Senior Notes — affiliates in 2003 compared to 2004.

Net cash provided by investing activities was $16.0 million for the years ended 2004 and 2005. In 2004 and 2005 we only received Guaranteed Payments.

Net cash provided by investing activities was $16.0 million for 2004 compared with net cash provided by investing activities of $58.7 million for 2003. Net cash provided by investing activities in 2003 consisted of Guaranteed Payments and distributions of the Priority Amount from Holding LLC. In 2004 we did not receive a distribution of the Priority Amount, only Guaranteed Payments.

There was no cash used in or provided by financing activities in 2003, 2004 and 2005.

The Guaranteed Payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of April 1, 2007. The fees received under the Management Agreement, the National Onshore Management Agreement and the National Offshore Management Agreement are expected to be sufficient to fund our operations. Upon confirmation of the Joint Plan, the Senior Notes were held in their entirety by Arnos and its affiliates. Effective June 30, 2005, the Senior Notes are held by NEG Oil & Gas. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and originally matured in November 2006. On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as holder of the Senior Notes, to extend the due date of the Senior Notes to April 1, 2007. The Senior Notes are senior, unsecured obligations that rank pari passu with all of our existing and future senior indebtedness, and senior in right of payment to all future subordinated indebtedness that we may incur. Subject to certain limitations set forth in the indenture covering the Senior Notes, we and our subsidiaries may incur additional senior indebtedness and other indebtedness.

While we anticipate that the Priority Payment to be paid to us will be sufficient to repay the outstanding balance of the Senior Notes, we have no control over the payment of these amounts to us. If Holding LLC has insufficient resources to pay the Priority Amount or if NEG Oil & Gas instructs Holding LLC to withhold payment, we may be unable to pay the Senior Notes when they become due. In accordance with the terms of the Holding LLC Operating Agreement, its assets may be liquidated. We have no control over any of these events.

Our working capital surplus at December 31, 2005 was $1.8 million compared to $2.2 million at December 31, 2004.

Table of Contractual Obligations

The following table is a summary of contractual obligations as of December 31, 2005.

	Payment Due by Period
					After
		Less Than	One-Three	Four-Five	Five
	Total	One Year	Years	Years	Years

Senior Notes	$148,637,000	$—	$148,637,000	$—	$—
Interest payments	15,978,478	15,978,478	—	—	—
Rent	1,220,110	610,055	610,055	—	—

Total	$165,835,588	$16,558,533	$149,247,055	$—	$—

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

Critical Accounting Policies and Estimates

We follow certain significant accounting policies when preparing our consolidated financial statements. A complete summary of these policies is included in Note 3 of Notes to Consolidated Financial Statements.

Certain of the policies require us to make significant and subjective estimates, which are sensitive to deviations of actual results from management’s assumptions. In particular, management makes estimates regarding (i) the total amount and timing of Guaranteed Payments and Priority Amount distributions that will actually be received from Holding LLC in determining the amount of accretion income to be recorded; and, (ii) estimates of future taxable income in determining the amount of deferred tax assets that are more likely than not be realized.

The Holding LLC Operating Agreement requires payment of the Guaranteed Payments and Priority Amount to us in order to pay interest on the Senior Notes and the principal amount of the Senior Notes of $148.6 million in April 2007. After we receive the Guaranteed Payments and Priority Amount that total approximately $300 million (which includes the $148.6 million of debt), the Holding LLC Operating Agreement requires the distribution of an equal amount to NEG Oil & Gas. Holding LLC is contractually obligated to make the Guaranteed Payments and Priority Amount distributions to us and NEG Oil & Gas before any distributions can be made to the LLC interest.

We originally recorded our investment in Holding LLC at the historical cost of the oil and natural gas properties contributed to Holding LLC. In evaluating the appropriate accounting to be applied to this investment, we anticipated we will collect the Guaranteed Payments and Priority Amount through November 2006 (based on the terms of the Holding LLC Operating Agreement). However, based on cash flow projections prepared by the management of Holding LLC and its reserve engineers, there is substantial uncertainty that there will be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to NEG Oil & Gas. Due to this uncertainty, we have been accreting our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount. , recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment. Our rights upon liquidation of Holding LLC are identical to those described above, and the Company considered those rights in determining the appropriate presentation.

There is substantial uncertainty that we will receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount expected to be collected through November 2006 (based on the terms of the Holding LLC Operating Agreement), recognizing the accretion income in earnings. Our investment in Holding LLC will be reduced to zero upon our collection of the Priority Amount.. Due to the substantial uncertainty that we will receive any distribution in excess of the Priority Amount and Guaranteed Payment Amounts from Holding LLC, we do not record any income or recognize an asset related to our residual equity interest until such time that NEG Oil & Gas has received its contractually required distributions from Holding LLC . We account for our residual equity investment in Holding LLC in accordance with APB 18.

The ability of Holding LLC to make the Guaranteed Payments and distributions of Priority Amounts may be significantly impacted by the market prices of oil and natural gas and the ability of Holding LLC to effectively replace existing oil and natural gas reserves. Current estimates could change if future events are different than assumed by management.

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

Recent Accounting Pronouncements

On May 30, 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle, including voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. In accordance with the new standard, changes in accounting standards are retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if the principle had always been applied. The cumulative effect of the change is reflected in opening retained earnings. The adoption of SFAS 154 did not have a material effect on our financial position or results of operations.

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

On December 16, 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetary exchanges of similar productive assets. SFAS 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not have any nonmonetary transactions for any period presented that SFAS 153 would apply. We do not expect the adoption of SFAS 153 to have a material impact on our financial statements.

On February 16, 2004, the FASB issued Statement 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 15, 2006 (January 1, 2007 for us). We have no hybrid instruments subject to this standard.

Changes in Prices

Oil and natural gas prices are subject to seasonal and other fluctuations that are beyond our ability to control or predict.

Inflation

Although certain of our costs and expenses are affected by the level of inflation, inflation has not had a significant effect on our results of operations during the three years ended December 31, 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2004 and 2005, we had no exposure to interest, currency or commodity risk.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(f) and 15d-15(f), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

During the course of completing our year end closing process, we determined that a control over the review of our tax provision was not functioning as expected. At each quarter and at year end, management analyzes the valuation allowance relating to our deferred tax asset to determine if any changes in the valuation allowance are appropriate. The determination of the valuation allowance is a subjective process and relies upon projections of our income and other factors. Our control process includes a technical review of our tax provision, including the assessment of the valuation allowance by a third party tax advisor. During the year end closing process, the technical review by the third party tax advisor did not include a detailed review and validation of the assumptions utilized in determining our valuation allowance. During the year end audit, our independent accountants disagreed with two assumptions resulting in an immaterial change in the valuation allowance which we recorded.

We believe that the lack of a detailed review of the assumptions utilized in the determination of our deferred tax asset valuation allowance constitutes a significant deficiency in our internal control over financial reporting. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

We have implemented procedures to include verification of the detailed review of the tax provision by the third party tax advisor including verification of the review and validation of all assumptions used in the determination of the deferred tax asset valuation allowance.

The item described above represents a change in our internal control over the financial reporting during the quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f)and 15d-15(f) . The Company’s internal control over financial reporting is designed, under the supervision of the Company’s chief executive and chief financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included below:

Auditors’ Report on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
National Energy Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control over Financial Reporting, that National Energy Group, Inc. (the “Company”) (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of National Energy Group, Inc. as of December 31, 2004 and 2005, and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

Houston, Texas
March 10, 2006

Item 9B.	Other Information

Entry into a Material Definitive Agreement

On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as the holder of the Senior Notes, and Wells Fargo Bank, Minnesota, N.A., as trustee, to extend the maturity date of the Senior Notes from November 1, 2006 to April 1, 2007.

NEG Oil & Gas owns 50.01% of our outstanding common stock at December 31, 2005. NEG Oil & Gas is a wholly-owned subsidiary of AREP, which owns 99% of AREH. The general partner of AREH, API, is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The names, offices held and the ages of the directors and officers of National Energy Group, Inc. are as follows:

Name	Age	Present Position with the Company

Bob G. Alexander*	72	Chairman of the Board of Directors, President and Chief Executive Officer
Martin L. Hirsch*	51	Director
Robert H. Kite*	51	Director
Robert J. Mitchell*	59	Director
Jack G. Wasserman*	69	Director
F. Wayne Campbell	54	Vice President, Exploration
Randall D. Cooley	52	Vice President and Chief Financial Officer
Philip D. Devlin	61	Vice President, General Counsel and Secretary
Rick L. Kirby	52	Vice President, Drilling and Production
R. Kent Lueders	48	Vice President, Corporate Development
Lori K. Mauk	45	Vice President, Product Marketing
David V. Rigsby	54	Vice President, Land
Jenny V. Robins	52	Vice President, Non-Operated Properties

*	Current Director.

Bob G. Alexander.  Mr. Alexander, a founder of Alexander Energy Corporation, was appointed to our Board of Directors when Alexander Energy Corporation merged into us on August 29, 1996. He was appointed President and Chief Executive Officer on November 23, 1998. From 1980 until the merger with Alexander Energy, he served as Chairman of the Board, President and Chief Executive Officer of Alexander Energy Corporation. From 1976 to 1980, he served as Vice President and General Manager of the Northern Division of Reserve Oil, Inc. and President of Basin Drilling Corp., subsidiaries of Reserve Oil and Gas Company. Mr. Alexander attended the University of Oklahoma and graduated with a Bachelor of Science degree in Geological Engineering.

Martin L. Hirsch.  Mr. Hirsch was appointed to our Board of Directors on December 1, 1998 and served until our Annual Meeting on October 5, 2001, at which time he did not stand for re-election. Mr. Hirsch was subsequently elected to the Board of Directors on June 6, 2002. Mr. Hirsch is currently Executive Vice President of API, which is owned by Carl C. Icahn, and as such may be deemed an affiliate of us. Mr. Hirsch has been employed by API since March 18, 1991. His primary duties at API include investing, managing and disposing of real estate properties and securities. From January 1986 to January 1991, he was at Integrated Resources, Inc. as a Vice President and where he was involved in the acquisition of commercial real estate properties and asset management. From 1985 to 1986, he was a Vice President of Hall Financial Group where he was involved in acquiring and financing commercial and residential properties. Mr. Hirsch received his Master of Business Administration from The Emory University Graduate School of Business.

Robert H. Kite.  Mr. Kite was appointed to our Board of Directors on December 17, 1991. Previously, he served on the Board of Directors of VP Oil, Inc. from November 1987 until June 1991, at which time it was merged with Big Piney Oil and Gas Company to form National Energy Group. Since 1980, he has served as President and Chief Operating Officer of KFC, Inc., managing general partner of KFT LLLP, a family-owned company with operations that include real estate development, investments and medical MRI clinics. Since 1982, he has also served as Chief Executive Officer of Roamin’ Korp, Inc., a company engaged in construction, recording, mining and equity investments. In 1998, he served as President of the FBI Citizens Academy Founding Chapter in Phoenix, Arizona and still serves on its Board of Directors. He currently sits on the Board of Directors of ANTS, Inc., and Child Help USA, a non-profit organization. Mr. Kite graduated from Southern Methodist University with a Bachelor of Science degree in Psychology and Political Science.

Robert J. Mitchell.  Mr. Mitchell was appointed to our Board of Directors on August 29, 1996. He was the Senior Vice President — Finance of ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, from March 1995 to November 2004, and was Treasurer of ACF from December 1984 to March 1995. He also served as President and Treasurer of ACF Industries Holding Corp., a privately-held holding company for ACF, from August 1993 to November 2004. Mr. Mitchell also served as Treasurer of Trans World Airlines, Inc. from 1989 to 1992. Prior to joining Icahn Associates Corp. in 1984, Mr. Mitchell served for 10 years as Regional Vice President of Nat West USA. Mr. Mitchell served on the board of directors of Phillip Services, Inc. from January 2001, to November 2004 and Stratosphere Corporation from October 1998, to November 2004. Both Phillip Services and Stratosphere are affiliates of Carl Icahn. Mr. Mitchell received his Bachelor of Science Degree in Business Administration from St. Francis College.

Jack G. Wasserman.  Mr. Wasserman has served as a director since December  1, 1998. (We entered bankruptcy proceedings on December 4, 1998. As described above, a Plan of Reorganization became effective August 4, 2000, and a final decree closing the case and settling all matters relating to the bankruptcy proceeding became effective on December 13, 2001.) Mr. Wasserman is an attorney and admitted to practice in New York, Florida, and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since 1993, he has been a director of American Property Investors, GP (“API”) and since 1996 has been a director of Cadus, Inc. In 2003, he became a director of API’s indirect subsidiaries, American Casino & Entertainment Properties and American Entertainment & Casino Finance Corp. Mr. Wasserman has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission. Mr. Wasserman serves on the Board of Directors of AREP and is chairman of its audit committee and serves on the Board of Directors of Triarc Companies, Inc. and is a member of its Audit and Compensation Committees. Mr. Wasserman received a Bachelor of Arts degree from Adelphi University, a Juris Doctor degree from Georgetown University, and a Graduate Diploma in Advanced International Studies from Johns Hopkins University.

F. Wayne Campbell.  Mr. Campbell was appointed our Vice President, Exploration in October 2001. Effective with the August 1996 merger with Alexander Energy Corporation, he was Chief Geologist. Previously, from 1980 until the merger he was Chief Geologist for Alexander Energy Corporation. From 1976 until 1980 he served as Senior Geologist for the Northern Division of Reserve Oil, Inc. Mr. Campbell received his Bachelor of Science degree in Geology from Oklahoma State University. He is certified by both the American Association of Petroleum Geologists and the State of Arkansas.

Randall D. Cooley.  Mr. Cooley joined us in April 2001 as Vice President and Chief Accounting Officer and in March 2003, was appointed Vice President and Chief Financial Officer. From 1989 until 2001, Mr. Cooley was Vice President, Controller and Chief Financial Officer for Shana Petroleum Company. He began his career in 1978 with Pennzoil Oil Company in Houston. From 1980 until 1984 he worked in public accounting and from 1984 until 1989 he was controller for Rebel Drilling Company and Wildcat Well Service. Mr. Cooley earned a Bachelor of Science in Business Administration, with a Major in Accounting from the University of Southern Mississippi and is a licensed Certified Public Accountant in the State of Mississippi.

Philip D. Devlin.  Mr. Devlin has served as our Vice President, General Counsel and Secretary since March 1997. From October 1994 through February 1997, he served as President and Chief Executive Officer of Sunrise Energy Services, Inc., a publicly-held natural gas marketing company. From September 1984 through October

1994, he served as Executive Vice President, General Counsel and Secretary of Sunrise Energy Services, Inc. He is licensed by the State Bar of Texas, admitted to practice before the Supreme Court of the United States and is a past President and Director of the Natural Gas and Electric Power Association of North Texas. Mr. Devlin earned a Bachelor of Arts degree and a Master of Arts degree from the University of California and a Juris Doctor degree with honors from California Western School of Law, San Diego, California.

Rick L. Kirby.  Mr. Kirby was appointed Vice President, Drilling and Production in September 2000. Previously, since May 1998, he served as our Director of Operations. He joined us in November 1996 as Group Manager of Offshore Operations. From 1991 to 1996, he served as a Senior Offshore Engineer for Enserch Exploration, Inc. and PG&E Resources. From 1977 to 1991, he held various engineering and management positions with Louisiana Land and Exploration, C&K Petroleum and Amoco Production Company. Mr. Kirby earned a Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma.

R. Kent Lueders.  Mr. Lueders joined us as Director of Corporate Development in April 1998 and was appointed to Vice President of Corporate Development in September 1998. Previously, he was Manager of Acquisitions for Merit Energy from 1996 until he joined us in April 1998. He also worked as a consulting evaluation engineer for RK Engineering from 1994 through 1996. Prior to this he was the Product Line Manager with Munro Garrett International from 1993 to 1994. From 1982 to 1993, he was Manager of Engineering Services for Pacific Enterprises Oil Company (USA) where he managed the reserves, budget and engineering systems. He began his career with Amoco Production Company in 1979 as an engineer working East and West Texas. Mr. Lueders earned a Bachelor of Science degree in Petroleum Engineering from the University of Missouri at Rolla.

Lori K. Mauk.  Ms. Mauk was appointed our Vice President, Marketing in September 2000. From 1997 until her appointment to Vice President, she served as our Marketing Manager. Effective with our August 1996 merger with Alexander Energy Corporation, she became Coordinator of Marketing. From 1992 to August 1996, she was Marketing Manager for Alexander Energy Corporation. From 1980 to 1996, she served as Marketing Manager and Assistant Supervisor of Revenue for Petroleum Investments, Ltd. and the parent company Bradmar Petroleum Corporation. Ms. Mauk studied Mathematics and Engineering at Rose State College.

David V. Rigsby.  Mr. Rigsby joined us in June 1998 as District Landman and in September 2000 was appointed Vice President, Land. Mr. Rigsby has 32 years of experience working in the energy industry including the areas of exploration, production, acquisitions and divestitures. From 1996 until he joined us in 1998, he served as Senior Staff Landman for Lyco Energy Corporation. Previously, he worked as an independent land consultant for Hunt Oil Corporation from 1993 to 1996. He also held various landman and land manager positions for Pacific Enterprises Oil Company (USA) from 1977 through 1993. He began his career with Texaco, Inc. in 1974 as an associate landman. He earned a Bachelor of Science degree in Business Administration from the University of Tulsa.

Jenny V. Robins.  Ms. Robins joined us in May 2001 as Manager, Reservoir Engineering and in June 2004, was appointed Vice President, Non-Operated Properties and Manager of Reservoir Engineering. From 1997 until 2000, Ms. Robins was Director of Capital Budgeting for Pioneer Natural Resources, Inc. From 1995 to 1997 she was Manager of Reservoir Engineering for Pioneer Natural Resources, Inc. and Mesa Petroleum. From 1983 to 1995, she held various engineering and management positions with Arco Oil and Gas and Vastar Resources. Ms. Robins earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University.

Board of Directors

Our Board of Directors consists of five members, Messrs Bob G. Alexander, Martin L. Hirsch, Robert H. Kite, Robert J. Mitchell and Jack G. Wasserman. Messrs Kite and Wasserman are deemed to be independent directors. During 2005, our Board held one regularly scheduled in-person meeting and thirteen telephonic meetings in which all members were present except Mr. Mitchell, who attended all but two telephonic meetings.

Audit Committee

The Audit Committee of the Board is responsible for, among other things, the appointment, compensation, retention and oversight of the Company’s auditors (including resolution of disagreements between management and the auditors regarding financial reporting), reviewing with the auditors the plan and scope of the audit and audit fees, monitoring the adequacy of reporting and internal controls, and meeting periodically with internal and independent auditors. Our Audit Committee also has the authority to engage outside advisors, including legal counsel. We provide appropriate funding for the expenses of the Audit Committee which are necessary to perform its duties on our behalf. Further, the Audit Committee has established procedures for the receipt, retention and treatment of employee complaints regarding accounting, internal accounting controls or auditing matters. The Board of Directors has determined that the Audit Committee’s current membership satisfies the rules of the Securities and Exchange Commission and New York Stock Exchange that govern audit committees, including the requirements for audit committee member independence set out in Section 303A.02 of the New York Stock Exchange’s corporate governance rules and Rule 10A-3 under the Securities Exchange Act of 1934.

Our Audit Committee Charter was ratified and adopted in November 2000 and is reviewed annually. A copy of our Audit Committee Charter is available on our website at www.negx.com. During 2005, the Audit Committee consisted of Messrs. Robert H. Kite and Jack G. Wasserman and held four regularly scheduled in-person meetings and seven telephonic meetings in which all members of the Audit Committee were present.

Mr. Wasserman is a member of the board of directors and audit committee of API and its indirect subsidiaries, American Entertainment Properties Corp. and American Casino & Properties Finance Corp, which are indirect subsidiaries of AREP. Mr. Wasserman is also a member of the board of directors and compensation committee of Cadus. Mr. Carl C. Icahn indirectly controls AREP and is the largest single shareholder of Cadus. We have not conducted any business with Cadus. Mr. Wasserman has informed us that, additionally, he is serving as a member of the audit committee of AREP and reported receiving $55,000 during 2005 in director fees from AREP. Messrs. Hirsch and Mitchell each served as members of one or more boards of directors of publicly traded companies affiliated with AREH, none of which have done any business with us. Mr. Hirsch is employed by an entity affiliated with AREH.

Our Audit Committee does not have an “Audit Committee financial expert” within the meaning of Item 401(h) of Regulation S-K. Our common stock trades on the OTC Bulletin Board, which does not require an Audit Committee financial expert as part of its listing requirements. However, our Audit Committee, as currently comprised, has several years of continuity in reviewing our financials, possesses the requisite business experience to make informed decisions, and has assured the Board of Directors it will engage such financial experts from time to time as the Audit Committee may deem necessary and proper.

In connection with the December 31, 2005, financial statements, the Audit Committee (i) reviewed and discussed the audited financial statements with management; (ii) discussed with the auditors the matters required by Statement on Auditing Standards No. 61; and (iii) received and discussed with the auditors the matters required by Independence Standards Board Statement No. 1 and considered the compatibility of non-audit services with the auditors’ independence. Based upon these reviews and discussions, the Audit Committee has recommended to the Board of Directors, and the Board of Directors has approved, that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Compensation Committee

Our Compensation Committee during 2005 consisted of Messrs. Robert J. Mitchell and Bob G. Alexander. During 2005, our Compensation Committee held two meetings in which all members of the Compensation Committee were present.

Special Committee

Our special committee was formed in 2005 in connection with our review of a proposed merger with NEG Oil & Gas. Robert H. Kite serves as the sole member of the special committee and communicated personally, by telephone or electronically with the committee’s advisors on almost a daily basis during the review process.

Code of Ethics

In March 2004, we adopted a Code of Ethics and Business Conduct (revised July 2005) that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics and Business Conduct is posted on our website at http://www.negx.com. Changes to and waivers granted with respect to this Code of Ethics and Business Conduct related to officers identified above, and other executive officers and directors of the Company that it is required to disclose pursuant to applicable rules and regulations of the Commission will also be posted on our website and a Current Report on Form 8-K will be filed within four days of the change or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2005, our directors, officers and beneficial owners of more than 10% of our common stock complied with all applicable Section 16(a) filing requirements and no former officers who resigned during the year ended December 31, 2005 were required to file a Form 5 for that period.

Item 11.	Executive Compensation

Executive Compensation.  The following table sets forth the cash compensation received by the Company’s Chief Executive Officer and each of the next four most highly compensated executive officers whose cash compensation exceeded $100,000 for the fiscal year ended December 31, 2005 and whose base salary plus bonus equaled or exceeded $100,000. Pursuant to the Joint Plan of Reorganization, all of our stock options and warrants were cancelled, and no new such options or warrants have been authorized or issued. No SAR’s have ever been authorized or issued by us.

Summary Compensation Table
2005

				Long Term
				Compensation Awards
		Annual		Restricted	Securities
		Compensation(1)		Stock	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Awards ($)	Options	Compensation ($)

Bob G. Alexander	2005	$350,000	$250,000	—	—	$9,000	(2)
President and Chief	2004	300,000	175,000	—	—	8,000	(2)
Executive Officer	2003	300,000	150,000	—	—	6,000	(2)
F. Wayne Campbell	2005	$152,083	$45,000	—	—	$7,840	(3)
Vice President, Exploration	2004	110,000	45,000	—	—	5,500	(3)
	2003	101,250	15,000	—	—	5,062	(3)
Randall D. Cooley	2005	$184,000	$70,000	—	—	$8,512	(4)
Vice President, Chief	2004	154,000	55,000	—	—	7,700	(4)
Financial Officer	2003	135,083	24,000	—	—	6,000	(4)
Philip D. Devlin	2005	$200,000	$80,000	—	—	$9,000	(5)
Vice President, General	2004	200,000	70,000	—	—	8,000	(5)
Counsel and Secretary	2003	186,000	25,000	—	—	6,708	(5)
Rick L. Kirby	2005	$156,800	$56,000	—	—	$7,840	(6)
Vice President, Drilling	2004	135,300	56,000	—	—	6,765	(6)
and Production	2003	124,538	15,000	—	—	6,000	(6)

(1)	Excludes the aggregate, incremental cost to us of perquisites and other personal benefits, securities or property, the aggregate amount of which, with respect to the named individual, does not equal or exceed the lesser of $50,000 or 10% of reported annual salary and bonus for such person.

(2)	Mr. Alexander received $6,000, $8,000 and $9,000 in matching funds contributed by us to the 401(k) plan during 2003, 2004, and 2005, respectively.

(3)	Mr. Campbell received $5,062, $5,500 and $7,840 in matching funds contributed by us to the 401(k) plan during 2003, 2004, and 2005, respectively.

(4)	Mr. Cooley received $6,000, $7,700 and $8,512 in matching funds contributed by us to the 401(k) Plan during 2003, 2004 and 2005, respectively.

(5)	Mr. Devlin received $6,708, $8,000 and $9,000 in matching funds contributed by us to the 401(k) Plan during 2003, 2004 and 2005, respectively.

(6)	Mr. Kirby received $6,000, $6,765 and $7,840 in matching funds contributed by us to the 401(k) Plan during 2003, 2004 and 2005, respectively.

Our executive officers are elected annually at the first meeting of our Board of Directors held after each annual meeting of shareholders. Each executive officer holds office until the first meeting of the Board of Directors after the next annual meeting of shareholders succeeding his or her election and until his or her successor is duly elected and qualified, or until his or her death or resignation, or until he or she shall have been removed in the manner provided in our bylaws. There are no family relationships between or among any of our directors or executive officers.

Our executive officers may perform services for our affiliates, for which we are reimbursed through management agreements with each of such respective affiliates.

None of our executive officers or employees have employment or change of control agreements which provide for additional compensation at such time of their termination, resignation, death, a change of control or any other event.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following tables set forth, to the best of our knowledge, information as to the ownership of our common stock held by (i) each person or entity who owns of record as of December 31, 2005 or who is known by us to own beneficially 5% or more of the outstanding shares of our common stock; (ii) directors, director nominees and executive officers as of December 31, 2005; and (iii) all directors and officers as a group, as of December 31, 2005. Except as otherwise indicated, ownership of shares by the persons named below includes sole voting and investment power held by such persons.

Security Ownership of Certain Beneficial Owners.  The following table sets forth as of December 31, 2005, the individuals or entities known to us to own more than 5% of our outstanding shares of common stock.

Name and Address		Number	Percent
of Beneficial Owner	Title of Class	of Shares	of Class(1)

NEG Oil & Gas LLC	Common Stock	5,597,824(2)	50.01%
767 Fifth Avenue, 47th Floor
New York, NY 10153

(1)	Based upon the 11,190,650 shares of Common Stock that were outstanding on December 31, 2005.

(2)	NEG Oil & Gas directly owns these shares and may be deemed to be the beneficial owner thereof. Mr. Carl C. Icahn, by virtue of his relationship to NEG Oil & Gas, may be deemed to “beneficially own” (as that term is defined in Rule 13d-3 under the Exchange Act) these shares. Mr. Icahn disclaims beneficial ownership of such shares for all other purposes. Mr. Mitchell, a present director of our company and a former employee of affiliates of NEG Oil & Gas, and Mr. Martin L. Hirsch, a present director of our company and employee of affiliates of NEG Oil & Gas, also disclaim any beneficial ownership of these shares.

Security Ownership of Directors and Management.  The following table sets forth information concerning the beneficial ownership of our capital stock as of December 31, 2005 by each of our directors and named executive officers, and our directors and executive officers as a group.

Name and Address of		Number
Beneficial Owner	Title of Class	of Shares		% of Class(1)

Bob G. Alexander	Common Stock	57,000	(2)	(15)
4925 Greenville Avenue
Suite 1400
Dallas, TX 75206
Robert H. Kite	Common Stock	84,262	(3)	(15)
6910 East Fifth Street
Scottsdale, AZ 85251
R. Kent Lueders	Common Stock	33,572	(4)	(15)
4925 Greenville Avenue
Suite 1400
Dallas, Texas 75206

Name and Address of		Number
Beneficial Owner	Title of Class	of Shares	% of Class(1)

Philip D. Devlin	Common Stock	15,209 (5)	(15)
4925 Greenville Avenue
Suite 1400
Dallas, TX 75206
Rick L. Kirby	Common Stock	14,864 (6)	(15)
4925 Greenville Avenue
Suite 1400
Dallas, TX 75206
F. Wayne Campbell	Common Stock	496 (7)	(15)
4925 Greenville Avenue
Suite 1400
Dallas, TX 75206
Lori K. Mauk	Common Stock	276 (8)	(15)
4925 Greenville Avenue
Suite 1400
Dallas, TX 75206
Robert J. Mitchell	Common Stock	—(9)
767 Fifth Avenue
New York, NY 10153
Jack G. Wasserman	Common Stock	—(10)
111 Broadway
New York, NY 10006
Martin L. Hirsch	Common Stock	—(11)
767 Fifth Avenue
New York, NY 10153
David V. Rigsby	Common Stock	—(12)
4925 Greenville Avenue
Suite 1400
Dallas, TX 75206
Randall D. Cooley	Common Stock	—(13)
4925 Greenville Avenue
Suite 1400
Dallas, TX 75206
Jenny V. Robins	Common Stock	—(14)
4925 Greenville Avenue
Suite 1400
Dallas, TX 75206
All officers and directors as a group (13 people)		205,679
			1.83%

(1)	As of December 31, 2005, there were 11,190,650 shares of our Common Stock outstanding. All stock options and warrants were cancelled pursuant to the Plan of Reorganization, and no new options or warrants have been authorized or issued.

(2)	Shares held directly by Mr. Alexander.

(3)	Robert H. Kite is Chief Operating Officer and a 33.0% beneficial owner of KFT, LLLP and may be deemed to be the beneficial owner of shares held by KFT, LLLP. 59,285 shares are held by KFT, LLLP and Mr. Kite holds 24,977 shares directly.

(4)	Shares held directly by Mr. Lueders.

(5)	Shares held directly by Mr. Devlin.

(6)	Shares held directly by Mr. Kirby.

(7)	Shares held directly by Mr. Campbell.

(8)	Shares held directly by Ms. Mauk.

(9)	Mr. Mitchell holds no shares of our common stock and disclaims beneficial ownership of any shares attributable to NEG Oil & Gas LLC.

(10)	Mr. Wasserman holds no shares of our common stock.

(11)	Mr. Hirsch holds no shares of our common stock and disclaims beneficial ownership of any shares attributable to NEG Oil & Gas LLC.

(12)	Mr. Rigsby holds no shares of our common stock.

(13)	Mr. Cooley holds no shares of our common stock.

(14)	Ms. Robins holds no shares of our common stock.

(15)	Less than one percent.

Item 13.	Certain Relationships and Related Transactions

Effective December 22, 1998, our then existing credit facility and related $25 million outstanding balance was assigned jointly by Bank One Texas, N.A. and Credit Lyonnais New York Branch Bank to Arnos. In January 2001, we paid the $25 million outstanding balance owing under the credit facility, but in August 2001 borrowed $10.9 million which was used to redeem certain of our Senior Notes and related interest in the amount of $21.2 million. On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under the existing credit facility to us as a Priority Amount distribution. Also, on March 26, 2003, we, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC, thereby canceling all outstanding balances due under the credit facility. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a secured $42.9 million loan to Operating LLC under the amended credit facility; Operating LLC then distributed $42.9 million to Holding LLC which, thereafter, made a $40.5 million Priority Amount distribution and a $2.3 million Guaranteed Payment to us. On March 27, 2003, we utilized these funds to pay the entire amount of the Reinstated Interest and outstanding interest accrued thereon.

On December 29, 2003, Operating LLC entered into a credit agreement with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents (the “Credit Agreement”). The Credit Agreement provided for a loan commitment amount of up to $145 million and a letter of credit commitment of up to $15 million, subject to a borrowing base. At the closing of the Credit Agreement, Operating LLC borrowed $43.8 million to repay $42.9 million owed by Operating LLC to Arnos under the secured loan arrangement which was then terminated and to pay administrative fees in connection with this borrowing.

On December 22, 2005, NEG Oil & Gas entered into a credit agreement, dated as of December 20, 2005, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and other lender parties thereto (the “NEG O&G Credit Facility”). The NEG O&G Credit Facility is secured by substantially all the assets of NEG Oil & Gas and its subsidiaries, has a five-year term and permits payments and reborrowings subject to a borrowing base calculation based on the proved oil and natural gas reserves of NEG Oil & Gas and its subsidiaries. Under the NEG O&G Credit Facility, NEG Oil & Gas will be permitted to borrow up to $500 million, and the initial borrowing base is set at $335 million.

NEG Oil & Gas used a portion of the initial $300 million funding under the NEG O&G Credit Facility to purchase the Mizuho indebtedness of $130.9 million plus accrued interest of $1.5 million subject to the Credit Agreement, pursuant to which we had previously pledged our interest in Holding LLC as collateral. Similarly, Holding LLC had previously pledged as collateral under the Credit Agreement its 100% equity interest in Operating LLC, and Operating LLC had previously pledged as collateral its oil and natural gas properties, equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.

Also, on December 22, 2005, as part of NEG Oil & Gas’ purchase of the Credit Agreement, Operating LLC entered into an Amended and Restated Credit Agreement, dated as of December 20, 2005, with NEG Oil & Gas as the successor to the lenders under the Credit Agreement and Citicorp USA, Inc. as collateral agent (the “Restated Credit Agreement”). By purchasing the Credit Agreement, NEG Oil & Gas is the successor in interest to the pledge agreements and irrevocable proxies dated as of December 29, 2003 signed by each of Holding LLC, Operating LLC and us in favor of the former lenders under the Credit Agreement. Pursuant to the terms of the Restated Credit Agreement, Operating LLC and Holding LLC executed and delivered to NEG Oil & Gas affirmations of their obligations under their respective pledge agreements. NEG Oil & Gas pledged all of its rights under the Credit Agreement to the new lenders of the NEG Oil & Gas Credit Facility, including the collateral securing Operating LLC’s original obligations to such lenders.

The Restated Credit Agreement provides for a loan commitment amount of up to $180 million, including a letter of credit commitment of up to $1 million, subject to certain borrowing base and other limitation. At December 22, 2005, Operating LLC owed approximately $132.4 million under the Restated Credit Agreement and had no outstanding letters of credit. The Restated Credit Agreement also requires, among other things, maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Other than the pledge of our equity interest in Holding LLC described above, we are not a party to the Restated Credit Agreement now owned by NEG Oil & Gas.

The management and operation of the oil and natural gas business of our affiliate Operating LLC is being undertaken by us pursuant to a management agreement effective May 1, 2001, as amended from time to time. During the year ended December 31, 2005, we received $5.6 million in management fees attributable to the management agreement.

We have also undertaken the management and operation of other affiliates, National Onshore and National Offshore, pursuant to certain management agreements with each of these entities dated August 28, 2003 and November 3, 2004, respectively. Mr. Alexander and Mr. Devlin serve on the board of directors of each and, together with Mr. Cooley, act as officers of both National Onshore and National Offshore, respectively. We recorded $4.8 million and $4.2 million in management fee income attributable to these agreements for the year ended December 31, 2005 for National Onshore and National Offshore, respectively.

At December 31, 2005, NEG Oil & Gas owned 50.01% of our issued and outstanding common stock, and NEG Oil & Gas is currently the only holder of our Senior Notes. The Senior Notes shall remain outstanding and be paid either under the existing terms or under terms, agreed upon between NEG Oil & Gas.

On December 7, 2005, we, NEG Oil & Gas, NEG IPOCO, Inc. (whose name was changed to NEG, Inc., effective January 30, 2006, “NEG, Inc.”), and, for certain purposes, AREH entered into a merger agreement, pursuant to which we agreed to be merged into NEG, Inc. (the “Merger Agreement”). NEG Oil & Gas, a wholly owned indirect subsidiary of AREP, is the owner of 50.01% of our common stock.

By virtue of NEG Oil & Gas’ ownership of 50.01% of our common stock and its interest in Holding LLC, Operating LLC and the entities controlled by such entities, NEG Oil & Gas and its affiliates (including AREH, National Onshore, National Offshore and Mr. Carl C. Icahn) may be deemed affiliated parties of such LLCs and such controlled entities.

Item 14.	Principal Accounting Fees and Services

Grant Thornton LLP served as our independent auditors for the fiscal years ended December 31, 2004 and December 31, 2005

	2005	2004

Audit Fees(1)	$175,300	$184,000
Audit Related Fees	—	—

Audit and Audit Related Fees	$175,300	$184,000
Tax Fees(2)	—	—
All Other Fees(3)	90,000	55,200

Total Fees	$265,300	$239,200

(1)	Represents fees for professional services rendered for the audit of our annual financial statements for 2004 and 2005 and the reviews of the financial statements included in our quarterly reports on Form 10-Q for each of those years.

(2)	Represents fees for professional services rendered for tax preparation and tax audit services in 2004 and 2005.

(3)	Represents fees for professional services rendered for consulting and Sarbanes Oxley compliance in 2004 and 2005.

Under the policies and procedures established by the Board of Directors and the Audit Committee, the Audit Committee Charter, the Audit Committee is required to pre-approve audit and non-audit services performed by our independent auditors to ensure that the provisions of such services do not impair the auditors’ independence. All of the services described above that were provided by Grant Thornton LLP in the years ended December 31, 2004 and 2005 were approved in advance by the Audit Committee.

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

March 16, 2006

BY:	/s/ RANDALL D. COOLEY
Randall D. Cooley
Vice President and Chief Financial Officer

March 16, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on March 16, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
National Energy Group, Inc.

We have audited the accompanying balance sheets of National Energy Group, Inc. (the “Company”) as of December 31, 2004 and 2005, and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Energy Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion that the Company maintained effective internal control over financial reporting and on management’s assessment thereof.

GRANT THORNTON LLP

Houston, Texas
March 10, 2006, except for the extension of the due date for the Senior Notes as described in Note 2, as to which the date is March 16, 2006

NATIONAL ENERGY GROUP, INC.

BALANCE SHEETS

	December 31,
	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$2,487,672	$3,059,007
Accounts receivable — other	191,802	—
Accounts receivable — affiliates	2,207,767	1,659,816
Other	184,188	339,843

Total current assets	5,071,429	5,058,666
Investment in Holding LLC	87,799,748	116,127,681
Deferred tax assets	19,241,529	14,540,446

Total assets	$112,112,706	$135,726,793

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$208,802	$435,594
Income tax payable	—	151,270
Accrued interest on senior notes — affiliates	2,663,080	2,663,080

Total current liabilities	2,871,882	3,249,944
Long-term Liabilities:
Senior Notes — affiliates	148,637,000	148,637,000
Deferred gain on Senior Note redemption	3,736,508	1,698,413
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value:
Authorized shares — 15,000,000 at December 31, 2004 and 2005; Issued and outstanding shares — 11,190,650 at December 31, 2004 and 2005	111,907	111,907
Additional paid-in capital	123,020,121	123,020,121
Accumulated deficit	(166,264,712)	(140,990,592)

Total stockholders’ deficit	(43,132,684)	(17,858,564)

Total liabilities and stockholders’ deficit	$112,112,706	$135,726,793

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005

Revenues:
Accretion of Investment in Holding LLC	$30,141,171	$34,431,731	$44,306,411
Management fees from affiliates	7,967,001	11,562,726	14,587,206
Interest income and other, net	33,508	39,310	77,679

Total revenue	38,141,680	46,033,767	58,971,296
Costs and expenses:
Salaries and wages	4,348,645	7,224,605	8,789,555
Insurance	637,585	1,001,644	809,099
Rent and utilities	668,802	699,674	804,353
Other general and administrative expenses	1,575,514	2,218,752	4,501,433
Interest expense	15,114,928	13,940,391	13,940,383

Total costs and expenses	22,345,474	25,085,066	28,844,823

Income before income taxes	15,796,206	20,948,701	30,126,473
Income tax expense	(224,573)	(6,663,834)	(4,852,353)

Net income	$15,571,633	$14,284,867	$25,274,120

Earnings per share:
Net income per common share, basic and diluted	$1.39	$1.28	$2.26

Weighted average number of common shares outstanding	11,190,650	11,190,650	11,190,650

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005

Operating Activities
Net income	$15,571,633	$14,284,867	$25,274,120
Deferred gain amortization — interest reduction	(2,038,092)	(2,038,095)	(2,038,095)
Accretion of Investment in Holding LLC	(30,141,171)	(34,431,731)	(44,306,411)
Deferred income taxes	(427,269)	6,663,834	4,701,083
Changes in operating assets and liabilities:
Accounts receivable	(354,731)	(1,394,197)	739,753
Other current assets	51,379	83,841	(155,654)
Accounts payable and accrued liabilities	(41,715,038)	181,859	378,061

Net cash used in operating activities	(59,053,289)	(16,649,622)	(15,407,143)

Investing Activities
Guaranteed Payment from Holding LLC	18,228,784	15,978,478	15,978,478
Priority Amount distribution from Holding LLC	40,506,071	—	—

Net cash provided by investing activities	58,734,855	15,978,478	15,978,478

Increase (decrease) in cash and cash equivalents	(318,434)	(671,144)	571,335
Cash and cash equivalents at beginning of period	3,477,250	3,158,816	2,487,672

Cash and cash equivalents at end of period	$3,158,816	$2,487,672	$3,059,007

Supplemental Cash Flow Information
Interest paid in cash	$50,860,483	$15,978,478	$15,978,478

Non Cash Financing and Investing Activities
Contribution of note from Holding LLC	$10,939,750	$—	$—

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2002	11,190,650	$111,907	$123,020,121	$(196,121,212)	$(72,989,184)
Net income 2003	—	—	—	15,571,633	15,571,633

Balance at December 31, 2003	11,190,650	$111,907	$123,020,121	$(180,549,579)	$(57,417,551)
Net income 2004	—	—	—	14,284,867	14,284,867

Balance at December 31, 2004	11,190,650	$111,907	$123,020,121	$(166,264,712)	$(43,132,684)
Net income 2005	—	—	—	25,274,120	25,274,120

Balance at December 31, 2005	11,190,650	$111,907	$123,020,121	$(140,990,592)	$(17,858,564)

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

1.	Background and Basis of Presentation

We are a management company engaged in the business of managing the exploration, development, production and operations of oil and natural gas properties, primarily located in Texas, Oklahoma, Arkansas and Louisiana (both onshore and in the Gulf of Mexico). We manage oil and natural gas operations of NEG Operating LLC (“Operating LLC”), National Onshore LP (“National Onshore”) and National Offshore LP (“National Offshore”), all of which are affiliated entities.

We were incorporated under the laws of the State of Delaware on November  20, 1990 and, prior to February, 1999, operated as an independent oil and natural gas company engaged in the exploration, development, exploitation and acquisition of oil and natural gas reserves in North America. In February 1999, we were placed under involuntary, court ordered bankruptcy protection. We jointly proposed with the official committee of unsecured creditors a Plan of Reorganization (the “Plan of Reorganization”) which became effective on August  4, 2000. The final decree closing the case became effective December 13, 2001. Accordingly, we have effectively settled all matters relating to our bankruptcy proceeding.

As mandated by the Plan of Reorganization and the bankruptcy court on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding cash of $4.3 million to NEG Holding LLC (“Holding LLC”). In exchange we received a non-controlling 50% membership interest in Holding LLC. Gascon Partners, (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for the remaining 50% managing ownership interest. Holding LLC is controlled by the managing member (formerly Gascon). Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. Concurrently, we entered into a management and operating agreement to manage the operations of Operating LLC.

On June 30, 2005, American Real Estate Partners, LLP (“AREP”) purchased Gascon’s managing membership interest in Holding LLC, including Holding LLC’s 100% ownership interest in Operating LLC, together with Gascon’s option to redeem our interest in Holding LLC, and concurrently contributed the interest and redemption option to NEG Oil & Gas LLC (“NEG Oil & Gas”).

In August 2003 and November 2004, we entered into agreements to manage the operations of National Onshore and National Offshore, respectively. Both National Onshore and National Offshore are owned by NEG Oil & Gas.

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

Holding LLC is governed by an operating agreement effective as of May 12, 2001, which provides for management of Holding LLC by NEG Oil & Gas and distributions to us and NEG Oil & Gas based on a prescribed order of distributions (the “Holding LLC Operating Agreement”).

The Holding LLC Operating Agreement contains a provision that allows NEG Oil & Gas, or its successor, at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of our operating assets and oil and natural gas properties have been contributed to Holding LLC, as noted above, following such a redemption, our principal assets would consist solely of our cash balances. In the event that such redemption right is exercised by NEG Oil  & Gas, we may be obligated to use the proceeds that we would receive for our redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to our shareholders. Following the payment of our indebtedness (currently held by NEG Oil & Gas) and our operating expenses, there is a substantial risk that there will be no proceeds remaining for distribution to our shareholders.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As a result of the terms and conditions of the various agreements related to the repayment of our indebtedness and repayment of a like amount (plus accrued interest thereon) to NEG Oil & Gas, there is a substantial risk that there will be no amounts remaining for distribution to our stockholders.

NEG Oil & Gas owns 50.01% of our outstanding common stock at December 31, 2005. The general partner of American Real Estate Holding L.P. (“AREH”), American Property Investors, Inc. (“API”) is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), American Real Estate Partners, LLP (“AREP”), which owns 99% in AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J. Mitchell was an employee of affiliates of Arnos and High River, however he retired effective November 1, 2004. Mr. Jack G. Wasserman is a member of the board of directors of both API and Cadus an independent member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. Our policy is to engage in transactions with related parties on terms that in our opinion, are no less favorable to our company than could be obtained from unrelated parties.

We remain highly leveraged after confirmation of the Plan of Reorganization.

2.	Pending Merger and Extension of Due Date for Senior Notes

On December 7, 2005, we, NEG Oil & Gas, NEG IPOCO, Inc. whose name was changed to NEG, Inc. effective January 30, 2006 (“NEG, Inc.”), and, for certain purposes, AREH entered into a merger agreement, pursuant to which the Company will be merged into NEG, Inc. NEG Oil & Gas, a wholly owned indirect subsidiary of NEG, is the owner of 50.01% of our common stock.

Upon consummation of the merger, the current holders of our common stock, other than holders that are our subsidiaries, will receive shares of common stock of a new oil and natural gas company, NEG, Inc. The transaction, which is conditioned upon the consummation of an initial public offering of common stock by NEG, Inc., may be terminated if the merger has not closed by December  1, 2006.

As a result of the merger with NEG Inc., but without taking into account the issuance of NEG, Inc. common stock in the initial public offering, each of the holders of our common stock, other than holders that are subsidiaries, will receive shares in NEG, Inc. representing, in the aggregate, a 7.990% economic interest in the entire equity of a combination or consolidation of entities that will include 100% of the equity interests in each of us, NEG Oil & Gas, Holding LLC, Operating LLC, National Onshore and National Offshore. Our minority stockholders will receive, in exchange for their common stock in us, NEG, Inc. common stock representing 3.994% of such economic interest and NEG Oil & Gas will receive, in exchange for its common stock in the Company, NEG, Inc. common stock representing the remaining 3.996% economic interest.

The public offering of NEG, Inc. common stock will result in the proportionate reduction of the economic interests to be received by our stockholders as a result of the merger. The economic interests to be received by our stockholders as a result of the merger are based on the assumption that the combined or consolidated entities will have net indebtedness of approximately $500 million at the time of the merger and are subject to adjustment to the extent that the actual amount of net indebtedness at such time is less than or greater than $500 million.

Following the merger, NEG, Inc. will be renamed National Energy Group, Inc. and will contribute our non-controlling 50% ownership interest in Holding LLC to NEG Oil & Gas.

NEG, Inc. has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register its common stock in an initial public offering under the Securities Act of 1933. The number of shares to be offered and the price range of the offering have not been determined. The Registration Statement has not become effective and is subject to review and comment by the SEC. There can be no assurance that NEG, Inc. will complete an initial public offering or that the merger will be completed.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, the holder of our Senior Notes (see note 6), to extend the due date of the Senior Notes to April 1, 2007.

3.	Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents may include demand deposits, short-term commercial paper, and/or money-market investments with maturities of three months or less when purchased. Cash in bank deposit accounts are generally maintained at high credit quality financial institutions and may exceed federally insured limits. We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk of loss.

Accounts Receivable — Affiliates

Accounts receivable-affiliates represent amounts due from Operating LLC, National Onshore and National Offshore for unpaid management fees. Due to the short-term nature of the account balances, the carrying value approximates market value.

Investment in Holding LLC

Guaranteed payments (“Guaranteed Payments”) are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding priority amount (the “Priority Amount”). The Priority Amount includes all outstanding debt owed to NEG Oil & Gas, including the amount of our 10.75% Senior Notes (the “Senior Notes”). As of December 31, 2005, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

There is substantial uncertainty that we will receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount expected to be collected through November 2006 (based on the terms of the Holding LLC Operating Agreement), recognizing the accretion income in earnings. Our investment in Holding LLC will be reduced to zero upon our collection of the Priority Amount. Due to the substantial uncertainty that we will receive any distribution in excess of the Priority Amount and Guaranteed Payment Amounts from Holding LLC, we do not record any income or recognize an asset related to our residual equity interest until such time that NEG Oil & Gas has received its contractually required distributions from Holding LLC. We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

Quarterly we evaluate the propriety of the carrying amount of our investment in Holding LLC to determine whether current events or circumstances warrant adjustments to the carrying value for any other than temporary impairment and/or revisions to accretion of income. We currently believe that no such impairment has occurred and that no revision to the accretion of income is warranted.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. The measurement of

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based on available evidence, the future tax benefits more likely than not will be realized.

Financial Instruments

See Note 6 for disclosure of the fair value of borrowings under our 10 3/4% Senior Notes.

At December 31, 2004 and 2005, the carrying value of our accounts receivable and payable approximates fair value due to the short term nature of these financial instruments.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with Financial Accounting Standards Board Statement (“SFAS”) No. 128, Earnings per Share. Basic earnings per share data is computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. We have no potentially dilutive securities outstanding for any years presented, therefore, both basic and diluted income per share are identical for all years.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between net earnings and total comprehensive income in 2003, 2004 or 2005.

Recent Accounting Pronouncements

On May 30, 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle, including voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. In accordance with the new standard, changes in accounting standards are retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if the principle had always been applied. The cumulative effect of the change is reflected in opening retained earnings. The adoption of SFAS 154 did not have a material effect on our financial position or results of operations.

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

On December 16, 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetary exchanges of similar productive assets. SFAS 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not have any nonmonetary transactions for any period presented that this Statement would apply. We do not expect the adoption of SFAS 153 to have a material impact on our financial statements.

On February 16, 2004, the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 15, 2006 (January 1, 2007 for us). We have no hybrid instruments subject to this standard.

4.	Management Agreements

The management and operation of Operating LLC is being undertaken by us pursuant to the Management Agreement (the “Operating LLC Management Agreement”) which we entered into with Operating LLC. However, neither our officers nor directors control the strategic direction of Operating LLC’s oil and natural gas business including oil and natural gas drilling and capital investments, which are controlled by the managing member of Holding LLC (currently NEG Oil & Gas). The Operating LLC Management Agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC; although the Operating LLC Management Agreement provides that the salary of our Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is warranted. However, we both have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee that we are paid. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $6.6 million, $6.2 million, and $5.6 million in management fee income for the years ended December 31, 2003, 2004 and 2005, respectively under this agreement.

On August 28, 2003, we entered into an agreement (the “National Onshore Management Agreement”) to manage National Onshore. The National Onshore Management Agreement was entered into in connection with a plan of reorganization for National Onshore proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the National Onshore Plan. NEG Oil & Gas owns all of the reorganized National Onshore which is engaged in the exploration, production and transmission of oil and natural gas primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and Vice President, Secretary and General Counsel, respectively, have been appointed to the reorganized National Onshore Board of Directors and shall act as the two principal officers of National Onshore and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our Vice President and CFO, has been appointed Treasurer of the reorganized National Onshore and its subsidiaries.

The National Onshore Management Agreement provides that we will be responsible for and have authority with respect to all of the day-to-day management of National Onshore’s business but we will not function as a

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Disbursing Agent as such term is defined in the National Onshore Plan. As consideration for our services in managing the National Onshore business, we receive a monthly fee of $0.3 million. The National Onshore Management Agreement is terminable (i) upon 30 days prior written notice by National Onshore, (ii) upon 90 days prior written notice by us, (iii) upon 30 days following any day where High River designees no longer constitute the National Onshore Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of National Onshore, or (iv) as otherwise determined by the Bankruptcy Court. The Company recorded $1.3 million, $4.7 million and $4.8 million in management fee income for the years ended December 31, 2003, 2004 and 2005, respectively, relating to the National Onshore Management Agreement.

On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for National Offshore (“National Offshore Plan”). In connection with the National Offshore Plan, we entered into a Management Agreement with National Offshore (the “National Offshore Management Agreement”) pursuant to the Bankruptcy Court’s Order confirming the effective date of the National Offshore Plan. NEG Oil & Gas owns all of the reorganized National Offshore. Mr. Bob G. Alexander, our President and CEO, has been appointed to the reorganized National Offshore Board of Directors and shall act as the reorganized National Offshore’s President. Mr. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to serve in the same capacities for National Offshore. Randall D. Cooley, our Vice President and CFO, has been appointed as Treasurer of the reorganized National Offshore. In exchange for our management services, we receive a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administrating the National Offshore properties. We recorded $0.7 million and $4.2 million in management fee income for the year ended December 31, 2004 and 2005 under this agreement.

5.	Credit Facility/Pledge of Our Membership Interest in Holding, LLC

On March 26, 2003, Holding LLC distributed to us a $10.9 million note outstanding under our revolving credit facility as a distribution of Priority Amount, thereby canceling our indebtedness under the revolving credit facility. Also, on March 26, 2003 we entered into an agreement with Arnos and Operating LLC to assign the credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC who, thereafter, made a $40.5 million distribution of Priority Amount and a $2.3 million Guaranteed Payment to us. We utilized these funds to pay the entire amount of the long-term interest payable on the Senior Notes, as provided in the Plan of Reorganization and interest accrued thereon outstanding on March 27, 2003. The Arnos facility was canceled on December 29, 2003 in conjunction with the Operating LLC credit facility described below.

As a result of the distribution of the outstanding amounts under the credit facility and the assignment of the credit facility to Operating LLC, we no longer have a credit facility.

The Operating LLC Credit Facility

On December 29, 2003, Operating LLC entered into a credit agreement with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents. The credit agreement provided for a loan commitment amount of up to $145 million and a letter of credit commitment of up to $15 million, subject to a borrowing base. As a condition to the closing of the credit agreement, the lenders required that Operating LLC terminate its secured loan arrangement with Arnos. At the closing of the credit agreement, Operating LLC borrowed $43.8 million to repay $42.8 million owed by Operating LLC to Arnos under the secured loan arrangement which was then terminated and to pay administrative fees in connection with this borrowing.

On December 22, 2005, NEG Oil & Gas entered into a credit agreement dated as of December 20, 2005, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and other

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

lender parties thereto (the “NEG Oil & Gas Facility”). Under the NEG Oil & Gas Credit Facility, NEG Oil & Gas will be permitted to borrow up to $500 million, and the initial borrowing base is set at $335 million. The NEG Oil & Gas Credit Facility is secured by substantially all the assets of NEG Oil & Gas and its subsidiaries, has a five-year term and permits payments and reborrowings, subject to a borrowing base calculation based on the proved oil and natural gas reserves of NEG Oil & Gas and its subsidiaries.

NEG Oil & Gas used a portion of the initial $300 million funding under the NEG Oil & Gas Credit Facility to purchase the Mizuho indebtedness of Operating LLC of $130.9 million plus accrued interest of $1.5 million. We have previously pledged our interest in Holding LLC as collateral under the Mizuho facility. Similarly, Holding LLC had previously pledged as collateral under the Mizuho facility its 100% equity interest in Operating LLC. In addition, Operating LLC had previously pledged its oil and natural gas properties, equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business as collateral under the facility.

As part of NEG Oil & Gas’ purchase of the Operating LLC credit facility, on December 22, 2005, Operating LLC entered into an Amended and Restated Credit Agreement, dated as of December 20, 2005, with NEG Oil & Gas as the successor to the lenders under the Mizuho facility and Citicorp USA, Inc. as collateral agent (the “Restated Credit Agreement”). By purchasing the Mizuho facility, NEG Oil & Gas is the successor in interest to pledge agreements and irrevocable proxies dated as of December 29, 2003 signed by each of Holding LLC, Operating LLC and us in favor of the lenders. Pursuant to the terms of the new Restated Credit Agreement, Operating LLC and Holding LLC executed and delivered to NEG Oil & Gas affirmations of their obligations under their pledge agreements. NEG Oil & Gas pledged all of its rights under the Operating LLC facility, including the collateral securing Operating LLC’s original obligation.

The facility provides for a loan commitment amount of up to $180 million, including a letter of credit commitment of up to $1 million, subject to certain borrowing base and other limitations. At December 31, 2005, Operating LLC owed approximately $132.4 million plus accrued interest of $1.5 million under the facility and had no outstanding letters of credit.

The Operating LLC facility also requires, among other things, maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth.

Other than the pledge of our equity interest in Holding LLC described above, we are not a party to the Operating LLC facility and no longer have a credit facility.

Draws made under the Operating LLC facility are normally made to fund working capital requirements, acquisitions and capital expenditures. During the year ended December 31, 2005, Operating LLC’s outstanding balances have ranged from a low of $51.8 million to a high of $132.4 million. As of December 31, 2005 the outstanding balance under the credit facility was $132.4 million.

Pledge of Our Membership Interest in Holding LLC

As a condition to the lenders obligations under the NEG Oil & Gas Facility, the lenders required that we, Gascon (currently NEG Oil & Gas), Holding LLC and Operating LLC execute and deliver at the closing that certain Pledge Agreement and Irrevocable Proxy in favor of Bank of Texas, N.A., its successors and assigns, the (“Pledge Agreement”). Pursuant to the terms of the Pledge Agreement, in order to secure the performance of the obligations of Operating LLC (i) we and NEG Oil & Gas have pledged our respective 50% membership interests in Holding LLC (such interests constituting 100% of the outstanding equity membership interest of Holding LLC); (ii) Holding LLC has pledged its 100% equity membership interest in Operating LLC; and (iii) Operating LLC has pledged its 100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (i), (ii) and (iii) above are collectively referred to as the “Collateral”). The Pledge Agreement also provides for a continuing security interest in the Collateral and that Bank of Texas, N.A. as the Collateral Agent is the duly appointed attorney-in-fact of Operating LLC. The Collateral Agent may take all action deemed reasonably necessary for the maintenance, preservation and protection of the Collateral and the security interest therein until such time that all of Operating LLC’s obligations under the NEG Oil & Gas Facility are fulfilled,

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

terminated or otherwise expired. If under the NEG Oil & Gas Facility an event of default shall have occurred and is continuing, the Collateral Agent may enforce certain rights and remedies, including, but not limited to the sale of the Collateral, the transfer of all or part of the Collateral to the Collateral Agent or its nominee and/or the execution of all endorsements, assignments, stock powers and other instruments of conveyance or transfer with respect to all or part of the Collateral.

Other than our encumbrance of our 50% membership interest in Holding LLC and our indemnification of the Collateral Agent as set forth in the Pledge Agreement, we have incurred no obligations under the Credit Agreement, nor do we act as guarantor of the obligations of Operating LLC or any other guarantor or other entity thereunder.

6.	Senior Notes Due 2006

Upon confirmation of the Joint Plan, the Senior Notes were held in their entirety by Arnos and its affiliates. Effective June 30, 2005, the Senior Notes are held by NEG Oil & Gas. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and originally matured in November 2006. On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as holder of the Senior Notes, to extend the due date of the Senior Notes to April 1, 2007. The Senior Notes are senior, unsecured obligations that rank pari passu with all of our existing and future senior indebtedness, and senior in right of payment to all future subordinated indebtedness that we may incur. Subject to certain limitations set forth in the indenture covering the Senior Notes (the “Indenture”), we and our subsidiaries may incur additional senior indebtedness and other indebtedness.

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

We are unable to reasonably determine the fair value of the Senior Notes at December 31, 2005, due to a lack of available market quotations, credit ratings and inability to determine an appropriate discount rate.

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

7.	Commitments and Contingencies

We lease office space under an operating lease. Rental expense charged to operations was approximately $606,000, $628,000 and $683,000 during the years ended December 31, 2003, 2004 and 2005, respectively. Minimum lease payments under future operating lease commitments at December 31, 2005, are as follows:

2006	$610,005
2007	$610,005

We are not a party to any material pending legal proceedings. Our Joint Plan became effective August 4, 2000, at which time we emerged from bankruptcy with the authority to conduct our business operations without Bankruptcy Court approval.

8.	Investment in Holding LLC

Our investment in Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a summary income statement for Holding LLC for the years ended December 31, 2003, 2004 and 2005.

	2003	2004	2005

Total revenues	$78,491,066	$79,621,556	$88,426,341
Total cost and expenses	(47,651,057)	(48,207,118)	(66,023,312)

Operating income	30,840,009	31,414,438	22,403,029
Other income (expense)	30,071	(2,291,924)	(1,311,872)

Net income	$30,870,080	$29,122,514	$21,091,157

Holding LLC was formed in August, 2000 pursuant to our plan of reorganization. In September, 2001 we contributed oil and natural gas properties in exchange for Holding LLC’s obligation to pay us the Guaranteed Payments and Priority Amount. We also received a 50% membership interest in Holding LLC. Gascon (currently NEG Oil & Gas) contributed oil and natural gas assets and cash in exchange for future payments and a 50% membership interest in Holding LLC. The Holding LLC Operating Agreement requires payment of the Guaranteed Payments and Priority Amount to us in order to pay interest on senior debt and the principal amount of the debt of $148.6 million in November 2006 (based on the terms of the Holding LLC Operating Agreement). After we receive the Guaranteed Payments and Priority Amount that total approximately $300 million (which includes the $148.6 million), the Holding LLC Operating Agreement requires the distribution of an equal amount to NEG Oil & Gas. Holding LLC is contractually obligated to make the Guaranteed Payments and Priority Amount distributions to us and NEG Oil & Gas before any distributions can be made to the membership interest.

We originally recorded our investment in Holding LLC at the historical cost of the oil and natural gas properties contributed to Holding LLC. In evaluating the appropriate accounting to be applied to this investment, we anticipate that we will collect the Guaranteed Payments and Priority Amount. However, based on cash flow projections prepared by the management of Holding LLC and its reserve engineers, there is substantial uncertainty that there will be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to NEG Oil & Gas. Due to this uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment. Our rights upon liquidation of Holding LLC are identical to those described above, and we considered those rights in determining the appropriate presentation.

There is substantial uncertainty that we will receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount expected to be collected through November 2006 (based on the terms of the Holding LLC Operating Agreement) , recognizing the accretion income in earnings. Our investment in Holding LLC will be reduced to zero upon our collection of the Priority Amount. Due to the substantial uncertainty that we will receive any distribution in excess of the Priority Amount and Guaranteed Payment Amounts from Holding LLC, we do not record any income or recognize an asset related to our residual equity interest until such time that NEG Oil & Gas has received its contractually required distributions from Holding LLC. We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a rollforward of the Investment in Holding LLC as of December 31, 2004 and 2005:

	2004	2005

Investment in Holding LLC at beginning of year	$69,346,495	$87,799,748
Guaranteed Payment from Holding LLC	(15,978,478)	(15,978,478)
Accretion of investment in Holding LLC	34,431,731	44,306,411

Investment in Holding LLC at end of year	$87,799,748	$116,127,681

The Holding LLC Operating Agreement requires that distributions shall be made to both our company and NEG Oil & Gas as follows:

1. Guaranteed Payments are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to NEG Oil & Gas including the amount of our 10.75% Senior Notes. As of December 31, 2005, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

2. The Priority Amount is to be paid to us. Such payment is to occur by November 6, 2006.

3. An amount equal to the Priority Amount and all Guaranteed Payments paid to us, plus any additional capital contributions made by NEG Oil & Gas, less any distribution previously made by Holding LLC to NEG Oil & Gas, is to be paid to NEG Oil & Gas.

4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by Holding LLC to NEG Oil & Gas, is to be paid to NEG Oil & Gas.

5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of NEG Oil & Gas and our respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement).

9.	Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote for each share held of record on all matters voted on by stockholders. The shares of the common stock do not have cumulative voting rights, which means that the holders of more than 50% of the shares of the common stock voting for the election of the directors can elect all of the directors to be elected by holders of the common stock, in which event the holders of the remaining shares of common stock will not be able to elect any director. Upon any liquidation, dissolution, or winding-up of our affairs, holders of the common stock would be entitled to receive, pro rata, all of our assets available for distribution to stockholders, after payment of any liquidation preference of any Preferred Stock that may be issued and outstanding at the time. Holders of the common stock have no subscription, redemption, sinking fund, or preemptive rights. We have never paid cash dividends on our common stock and we do not expect to declare cash dividends in the foreseeable future.

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

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

The (provision) benefit for U.S. federal income taxes attributable to continuing operations is as follows:

	Year Ended December 31,
	2003	2004	2005

Current	$(651,842)	$—	$(151,270)
Deferred	427,269	(6,663,834)	(4,701,083)

	$(224,573)	$(6,663,834)	$(4,852,353)

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to the benefit for income taxes on income from continuing operations is as follows:

	Year Ended December 31,
	2003	2004	2005

Income tax expense at statutory rate	$(5,528,672)	$(7,332,045)	$(10,544,266)
Valuation allowance on deferred tax assets	5,313,446	1,286,986	5,709,342
Other	(9,347)	(618,775)	(17,429)

	$(224,573)	$(6,663,834)	$(4,852,353)

The computation of the net deferred tax asset is as follows:

	December 31,
	2004	2005

Deferred tax assets related to:
Investment in Holding LLC	$5,332,868	$—
Net operating loss carryforwards	26,580,610	29,375,108
AMT credit carryforwards	608,197	759,467
Other, net	1,307,778	594,445

	33,829,453	30,729,020
Less valuation allowance	(14,587,924)	(8,878,582)

	$19,241,529	$21,850,438

Deferred tax liabilities related to:
Investment in Holding LLC	—	(7,303,588)
Property, plant and equipment	—	(6,404)

Total deferred tax liabilities	—	(7,309,992)

Net deffered tax assets	$19,241,529	$14,540,446

At December 31, 2005, we had net operating loss carryforwards available for federal income tax purposes of approximately $83.9 million which begin expiring in 2018. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in our opinion, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, we again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, more likely than not we will realize a partial benefit from the loss carryforwards. Accordingly, we recorded a net deferred tax asset of $25.9 million, $19.2 million and $14.5 million as of December 31, 2003, 2004, and 2005, respectively. We reduced the valuation allowance by $5.3 million in 2003, $1.3 million in 2004 and $5.7 million in 2005. Ultimate realization of the deferred tax asset is dependent upon,

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

among other factors, our ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

11.	Quarterly Financial Results (Unaudited)

Our operating results for each quarter of 2004 and 2005 are summarized below (in thousands, except per share data).

	Three Months Ended
	March 31	June 30	September 30	December 31

Year ended December 31, 2004:
Total revenues	$10,528	$11,088	$11,588	$12,830

Total costs and expenses	$5,916	$6,235	$5,944	$6,990

Net income	$2,998	$3,155	$3,669	$4,463

Per common share:
Net income	$.27	$.28	$.33	$.40

Year ended December 31, 2005:
Total revenues	$13,178	$13,814	$15,248	$16,731

Total costs and expenses	$6,540	$6,391	$7,187	$8,727

Net income	$4,315	$4,825	$5,240	$10,894

Per common share:
Net income	$.39	$.43	$.47	$.97

Report of Independent Registered Public Accounting Firm

The Members
NEG Holding LLC:

We have audited the accompanying consolidated balance sheets of NEG Holding LLC (“the Company”) and subsidiary as of December 31, 2004 and 2005, and the related consolidated statement of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEG Holding LLC and subsidiary as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Houston, Texas
March 10, 2006

NEG HOLDING LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$882,841	$25,680,447
Accounts receivable — oil and natural gas sales	18,220,105	32,971,655
Accounts receivable — joint interest and other (net of allowance of $104,000 in 2004 and 2005)	495,272	933,366
Notes receivable — other (net of allowance of $790,000 in 2004 and $1,259,000 in 2005)	489,389	10,176
Drilling prepayments	858,114	2,411,011
Other	2,200,156	4,127,339

Total current assets	23,145,877	66,133,994
Oil and natural gas properties, at cost (full cost method):
Subject to ceiling limitation	573,069,515	693,826,614
Accumulated depreciation, depletion, and amortization	(343,485,274)	(375,460,827)

Net oil and natural gas properties	229,584,241	318,365,787
Other property and equipment	5,055,490	5,476,230
Accumulated depreciation	(4,063,781)	(4,395,827)

Net other property and equipment	991,709	1,080,403
Note receivable	3,090,000	—
Equity investment	2,379,108	—
Other long term assets	1,082,504	12,803

Total assets	$260,273,439	$385,592,987

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable — trade	$10,239,384	$7,002,735
Accounts payable — affiliate	1,595,235	723,039
Accounts payable — revenue	4,104,029	6,990,277
Advance payable — affiliate	—	1,500,000
Prepayments from partners	90,186	73,583
Other	77,593	265,722
Accrued interest — related party	—	266,093
Derivative financial instruments	6,349,714	38,404,009

Total current liabilities	22,456,141	55,225,458
Long term liabilities:
Note payable	83,031	—
Gas balancing	897,852	904,964
Credit facility	51,833,624	—
Credit facility — related party	—	132,357,634
Asset retirement obligation	3,055,240	3,729,200
Derivative financial instruments	7,766,144	14,081,645
Commitments and contingencies
Members’ equity	174,181,407	179,294,086

Total liabilities and members’ equity	$260,273,439	$385,592,987

The accompanying notes are an integral part of these financial statements.

NEG HOLDING LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005

Revenues:
Oil and natural gas sales — gross	$79,612,508	$85,091,674	$123,659,406
Unrealized derivative loss	(2,987,013)	(7,520,383)	(38,369,796)
Field operations	297,069	326,960	401,035
Plant operations	1,568,502	1,723,305	2,735,696

Total revenue	78,491,066	79,621,556	88,426,341
Costs and expenses:
Lease operating	12,386,425	14,399,433	18,502,854
Field operations	397,669	334,443	390,395
Plant operations	577,003	680,066	916,996
Oil and natural gas production taxes	5,770,865	5,732,265	8,482,417
Depreciation, depletion and amortization	23,442,797	21,385,529	32,377,328
Accretion of asset retirement obligation	242,752	261,471	265,319
Amortization of loan cost	—	494,386	1,147,783
General and administrative	4,833,546	4,919,525	3,940,220

Total costs and expenses	47,651,057	48,207,118	66,023,312

Operating income	30,840,009	31,414,438	22,403,029
Other income (expense):
Interest expense	(1,538,048)	(2,222,009)	(6,085,899)
Interest income and other, net	472,337	299,327	645,996
Interest expense — related party	—	—	(266,093)
Interest income from affiliate	114,867	149,650	—
Commitment fee income	125,000	—	—
Gain (loss) on equity method investment	(102,000)	(518,892)	4,394,124
Loss on sale of securities	(953,790)	—	—

Income before cumulative effect of change in accounting principle	28,958,375	29,122,514	21,091,157
Cumulative effect of change in accounting principle	1,911,705	—	—

Net income	$30,870,080	$29,122,514	$21,091,157

The accompanying notes are an integral part of these financial statements.

NEG HOLDING LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005

Operating Activities
Net income	$30,870,080	$29,122,514	$21,091,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	23,442,797	21,385,529	32,377,328
Unrealized derivative loss	2,987,013	7,520,383	38,369,796
Gain on sale of assets	—	(6,136)	(8,553)
Equity in (gain) loss on investment	102,000	518,892	(4,394,124)
Accretion of asset retirement obligation	242,752	261,471	265,319
Provision for doubtful account	—	790,000	469,037
Amortization of note costs	—	494,386	1,147,783
Cumulative effect of change in accounting principle	(1,911,705)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,296,013)	(5,078,989)	(15,067,889)
Notes receivable	(1,831,802)	(1,258,198)	3,098,420
Drilling prepayments	(380,288)	248,758	(1,552,897)
Derivative broker deposit	100,000	1,700,000	—
Other current assets	(26,215)	(2,086,257)	(1,965,266)
Accounts payable and accrued liabilities	493,730	8,017,822	2,063,119

Net cash provided by operating activities	52,792,349	61,630,175	75,893,230

Investing Activities
Oil and natural gas exploration and development expenditures	(36,034,277)	(67,487,412)	(120,738,756)
Purchases of other property and equipment	(149,897)	(245,250)	(497,923)
Proceeds from sales of oil and natural gas properties	1,436,016	1,202,263	274,365
Proceeds from equity investment sale	—	—	7,227,070
Sale of other property and equipment	—	—	11,935
Equity investment	(1,800,000)	(1,200,000)	(453,837)

Net cash used in investing activities	(36,548,158)	(67,730,399)	(114,177,146)
Financing Activities
Proceeds from Arnos credit facility	46,756,377	—	—
Repayment of Arnos credit facility	(46,756,377)	—	—
Proceeds from Mizuho credit facility	43,833,624	8,000,000	79,100,000
Loan issuance costs	(951,697)	(439,890)	(40,000)
Guaranteed Payment to member	(18,228,781)	(15,978,478)	(15,978,478)
Priority Amount distribution to member	(40,506,072)	—	—

Net cash provided by (used in) financing activities	(15,852,926)	(8,418,368)	63,081,522

Increase (decrease) in cash and cash equivalents	391,265	(14,518,592)	24,797,606
Cash and cash equivalents at beginning of period	15,010,168	15,401,433	882,841

Cash and cash equivalents at end of period	$15,401,433	$882,841	$25,680,447

Supplemental Cash Flow Information
Interest paid in cash	$1,537,127	$1,713,136	$4,715,895

Distribution of member note payable	$10,939,750	$—	$—

The accompanying notes are an integral part of these financial statements.

NEG HOLDING LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Members’
Equity

Balance at December 31, 2002	$199,841,894
Guaranteed Payment to member	(18,228,781)
Priority Amount distribution to member	(51,445,822)
Net income	30,870,080

Balance at December 31, 2003	$161,037,371
Guaranteed Payment to member	(15,978,478)
Net income	29,122,514

Balance at December 31, 2004	$174,181,407
Guaranteed Payment to member	(15,978,478)
Net income	21,091,157

Balance at December 31, 2005	$179,294,086

The accompanying notes are an integral part of these financial statements.

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Background

NEG Holding LLC (the “Company”), a Delaware limited liability company, was formed in August 2000. Start up costs of the Company were incurred by Gascon Partners (“Gascon”) and were not significant. No other activity occurred from August 2000 until the Members’ contributions in September 2001. In exchange for an initial 50% membership interest in the Company, on September 12, 2001, but effective as of May 1, 2001, National Energy Group, Inc. (“NEG”) contributed to the Company all of its operating assets and oil and natural gas properties. In exchange for its initial 50% managing membership interest in the Company, Gascon contributed its sole membership interest in Shana National LLC, an oil and natural gas producing company, and cash, including a $10.9 million Revolving Note issued to Arnos Corp. (“Arnos”), evidencing the borrowings under the NEG revolving credit facility. In connection with the foregoing, the Company initially owns 100% of the membership interest in NEG Operating LLC (“Operating LLC”), a Delaware limited liability company. NEG Oil & Gas is currently the managing member of the Company. All of the oil and natural gas assets contributed by NEG and all of the oil and natural gas assets associated with Gascon’s contribution to the Company were transferred from the Company to Operating LLC on September 12, 2001, but effective as of May 1, 2001. Allocation of membership interest in the Company was based principally on the estimated fair value of the assets contributed as of May 1, 2001, with each member contributing assets of equal fair value. The following summarizes the historical book carrying value of the net assets contributed as of September 1, 2001.

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

On June 30, 2005, American Real Estate Partners, LLP (“AREP”) purchased Gascon’s managing membership interest in the Company, including the Company’s 100% ownership interest in Operating LLC, together with Gascon’s option to redeem NEG’s interest in Holding LLC, and concurrently contributed the interest and redemption option to NEG Oil & Gas LLC (“NEG Oil & Gas”).

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Operating LLC, in which control can be exercised. The Company is considered to have control if it has a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. All material intercompany transactions have been eliminated in consolidation. Investments in which the Company has significant influence, but not control, are reported using the equity method.

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

Cash and Cash Equivalents

Cash and cash equivalents may include demand deposits, short-term commercial paper, and/or money-market investments with maturities of three months or less when purchased. Cash in bank deposit accounts are generally maintained at high credit quality financial institutions and may exceed federally insured limits. The company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss.

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

Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is required to be written off as a non-cash expense. The Company did not incur a ceiling writedown in 2003, 2004 and 2005. There can be no assurance that there will not be writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

The Company has capitalized internal costs of $0.6 million, $1.0 million and $1.1 million for the years ended December 31, 2003, 2004 and 2005, respectively, as costs of oil and natural gas properties. Such capitalized costs include a percentage of salaries and related benefits of individuals directly involved in the Company’s acquisition, exploration, and development activities.

The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

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

Income Taxes

The Company is taxed as a partnership under federal and applicable state laws; therefore, the Company has not provided for federal or state income taxes since these taxes are the responsibility of the Members.

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

At December 31, 2004 and 2005, the carrying value of the Company’s accounts receivable and payables approximates fair value due to the short term nature of these financial instruments.

Accounts Receivable

The allowance for doubtful accounts is maintained at an adequate level to absorb expected losses in the Company’s accounts receivable. Our management continually monitors the accounts receivable from customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Accounts deemed uncollectible are charged to the allowance. Provisions for bad debts and recoveries on accounts previously charged-off are added to the allowance.

Allowances for bad debt totaled approximately $0.1 million at December 31, 2004 and 2005. At December 31, 2005, the carrying value of the Company’s accounts receivable approximates fair value.

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenues from the sale of oil and natural gas produced are recognized upon the passage of title, net of royalties.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between net earnings and total comprehensive income in 2003, 2004 and 2005.

Derivatives

The Company follows SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” that requires that all derivative instruments be recorded on the balance sheet at their respective fair value.

Prior to contributing all oil and natural gas assets to the Company, NEG periodically managed its exposure to fluctuations in oil and natural gas prices by entering into various derivative instruments consisting principally of collar options and swaps. NEG elected not to designate these instruments as hedges for accounting purposes, accordingly the change in unrealized gains and losses is included in oil and natural gas sales. Cash settlements and valuation losses are included in oil and natural gas sales. The Company has accounted for these instruments in the same manner. The following summarizes the cash settlements and unrealized gains and losses for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005

Gross cash receipts	$14,924	$1,327,200	$—
Gross cash payments	$8,681,198	$13,694,010	$31,895,230
Unrealized derivative loss	$2,987,013	$7,520,383	$38,369,796

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

The Company received various commodity swap agreements (“contracts”) from Gascon and NEG as part of their initial contribution of assets and liabilities in September 2001. The counterparty to these instruments was through Enron North America Corp. As of December 2001, Enron Corp. and Enron North America Corp. et al (“Enron”) filed for protection under Chapter 11, Title 18 of the United States Code. Enron ceased making payments under the various contracts in November 2001, prior to the bankruptcy filings. Accordingly, each of the contracts shall be administered as a claim filed by the Company in the Enron bankruptcy proceedings. The Company estimates its claim against Enron related to these contracts is approximately $7.25 million. The $7.25 million claim represented a hedge against future oil and natural gas prices and did not reflect a cash gain or loss on the contracts. For this reason, no asset or liability was recorded at December 31, 2001 and the Company recorded a net non cash valuation loss of $4.6 million through December 31, 2001 in connection with these contracts. The Company cannot predict what amount, if any that may be ultimately received in the Enron bankruptcy proceeding.

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the oil and natural gas no-cost commodity price collars as of December 31, 2005:

Type Contract	Production Year	Volume per Month	Floor	Ceiling

No Cost Collars	2006	500,000 MMBTU	$4.50	$5.00
No Cost Collars	2006	120,000 MMBTU	$6.00	$7.28
No Cost Collars	2007	730,000 MMBTU	$8.00	$10.23
No Cost Collars	2008	610,000 MMBTU	$7.00	$10.35
No Cost Collars	2006	16,000 Bbls	$41.75	$45.40
No Cost Collars(1)	2006	16,000 Bbls	$60.00	$68.50
No Cost Collars	2007	12,000 Bbls	$57.00	$70.50
No Cost Collars	2007	12,000 Bbls	$57.50	$72.00
No Cost Collars	2008	21,000 Bbls	$55.00	$69.00

(1)	This contract has a second ceiling at $84.50.

A liability of $14.1 million and $52.5 million ($38.4 million as current, $14.1 million as long-term) was recorded by the Company as of December 31, 2004 and 2005 respectively, in connection with these contracts. As of December 31, 2005, all derivative contracts were secured by the NEG credit facility and all derivative contracts previously entered into with Shell Trading US have been novated to Citibank.

Recent Accounting Pronouncements

On May 30, 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle, including voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. In accordance with the new standard, changes in accounting standards are retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if the principle had always been applied. The cumulative effect of the change is reflected in opening retained earnings. The adoption of SFAS 154 did not have a material effect on our financial position or results of operations.

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

On December 16, 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetary exchanges of similar productive assets. SFAS 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to change significantly as a result of the exchange. The Statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not have any nonmonetary transactions for any period presented that this Statement would apply.

On February 16, 2004, the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 15, 2006 (January 1, 2007 for us). We have no hybrid instruments subject to this standard.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.

3.	Management Agreement

The management and operation of Operating LLC is being undertaken by NEG pursuant to the Management Agreement which NEG has entered into with Operating LLC. The strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, is controlled by the managing member of the Company (currently NEG Oil & Gas). The Management Agreement provides that NEG will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. NEG’s employees will conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties shall be borne by Operating LLC, although the Management Agreement provides that the salary of NEG’s Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties.

In exchange for NEG’s management services, Operating LLC shall pay NEG a management fee of 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by NEG in operating the oil and natural gas properties which either NEG, or Operating LLC may seek to change within the range of 110%-115% as such change is warranted; however, the parties have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to NEG. In addition, Operating LLC has agreed to indemnify NEG to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $6.6 million, $6.2 million and $5.6 million as a management fee to NEG for the years ended December 31, 2003, 2004 and 2005. These amounts are included in general and administrative and lease operating expenses.

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

In March 2005, the Company purchased an additional interest in the Longfellow Ranch Field for $31.9 million in cash which was funded from the Credit Agreement (see note 6).

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments/Note Receivable

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

In October 2003, the Company committed to an investment of $6.0 million in Petrosource Energy Company, LLC (“Petrosource”). The Company’s commitment was to aquire 24.8% of the outstanding stock for a price of $3.0 million and to advance $3.0 million as a subordinated loan bearing 6% interest due in six years. The Company initially purchased $1.8 million in stock and funded $1.8 million of the loan in October 2003. In February 2004, the Company purchased an additional $1.2 million of stock and funded the remaining $1.2 million loan commitment. Petrosource is in the business of selling CO(2) and also owns pipelines and compressor stations for delivery purposes. During 2004, Petrosource sold additional equity shares which reduced the Company’s ownership to 20.63%. The Company recorded losses of $0.1 million, $0.5 million, and $1.1 million in 2003, 2004 and 2005, respectively, as a result of accounting for the Petrosource investment under the equity method. During 2005, the Company invested an additional $0.5 million in Petrosource stock. In December 2005, the Company sold its entire investment in Petrosource, including the subordinate loan, for total proceeds of $10.5 million and recorded a gain of $5.5 million.

In December 2005, the Company received $10.5 million from Petrosource as repayment of the subordinated loan plus accrued interest and to repurchase all our outstanding stock in Petrosource. The Company recorded a gain of $5.5 million on the repurchase of the stock.

In April 2002, the Company entered into a revolving credit commitment to extend advances to an unrelated third party. Under the terms of the revolving credit arrangement, the Company agreed to make advances from time to time, as requested by the unrelated third party and subject to certain limitations, an amount up to $5.0 million. Advances made under the revolving credit commitment bear interest at prime rate plus 2% and are collateralized by inventory and receivables. As of December 31, 2005, the Company determined that the majority of the total outstanding advances of $1.27 million had been impaired and recorded an additional loss of $0.5 million bringing the total allowance to $1.26 million.

6.	Credit Facilities

On March 26, 2003, the Company distributed the $10.9 million note outstanding under the existing credit facility to NEG as a distribution of Priority Amount. Also, on March 26, 2003, NEG, Arnos and Operating LLC entered into an agreement to assign the existing credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility; Operating LLC then distributed $42.8 million to the Company who, thereafter, made a $40.5 million distribution of Priority Amount and a $2.3 million Guaranteed Payment to NEG. NEG utilized these funds to pay the entire amount of the long-term interest payable on the Senior Notes as provided in the Plan of Reorganization and interest accrued thereon outstanding on March 27, 2003. The Arnos facility was canceled on December 29, 2003 in conjunction with the Mizuho Corporate Bank, Ltd. financing.

On December 29, 2003, Operating LLC entered into a credit agreement with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as the Administrative Agent and the Bank of Texas, N.A. and the Bank of Nova Scotia as Co-Agents (the “Credit Agreement”). The Credit Agreement provided for a loan commitment amount of up to $145 million and a letter of credit commitment of up to $15 million, subject to a borrowing base. As a condition to the closing of the Credit Agreement, the lenders required that Operating LLC terminate its secured loan arrangement with Arnos. At the closing of the Credit Agreement, Operating LLC

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowed $43.8 million to repay $42.8 million owed by Operating LLC to Arnos under the secured loan arrangement which was then terminated and to pay administrative fees in connection with this borrowing.

On December 22, 2005, NEG Oil & Gas entered into a credit agreement (the “NEG Oil & Gas Credit Facility”), dated as of December 20, 2005, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and other lender parties thereto. The NEG Oil & Gas Credit Facility is secured by substantially all the assets of NEG Oil & Gas and its subsidiaries, has a five-year term and permits payments and reborrowings, subject to a borrowing base calculation based on the proved oil and natural gas reserves of NEG Oil & Gas and its subsidiaries. Under the NEG Oil & Gas Credit Facility, NEG Oil & Gas will be permitted to borrow up to $500 million, and the initial borrowing base is set at $335 million.

NEG Oil & Gas used a portion of the initial $300 million funding under the NEG Oil & Gas Credit Facility to purchase the Mizuho indebtedness of Operating LLC of $130.9 million plus accrued interest of $1.5 million. NEG had previously pledged its interest in Holding LLC as collateral under the Mizuho facility. Similarly, Holding LLC had previously pledged as collateral under the Mizuho facility its 100% equity interest in Operating LLC. In addition, Operating LLC had previously pledged its oil and natural gas properties, equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business as collateral under the facility.

Also, on December 22, 2005, part of NEG Oil & Gas’ purchase of the Credit Agreement, Operating LLC entered into an Amended and Restated Credit Agreement, dated as of December 20, 2005, with NEG Oil & Gas as the successor to the lenders under the Mizuho facility and Citicorp USA, Inc. as collateral agent (the “Restated Credit Agreement”). By purchasing the Credit Agreement, NEG Oil  & Gas is the successor in interest to pledge agreements and irrevocable proxies dated as of December 29, 2003 signed by each of Holding LLC, Operating LLC and NEG in favor of the lenders under the Credit Agreement, providing for their respective pledges of the equity interest in Holding LLC (in the case of NEG), the equity interest in Operating LLC (in the case of Holding LLC), and the aforementioned oil and natural gas properties, equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business (in the case of Operating LLC). Pursuant to the terms of the new Restated Credit Agreement, Operating LLC and Holding LLC executed and delivered to NEG Oil & Gas affirmations of their obligations under their pledge agreements. NEG Oil & Gas pledged all of its rights under the Credit Agreement, including the collateral securing Operating LLC’s obligations under that facility, to the lenders under the NEG Oil & Gas Credit Facility.

The Restated Credit Agreement facility provides for a loan commitment amount of up to $180 million, including a letter of credit commitment of up to $1 million, subject to certain borrowing base and other limitation. At December 22, 2005, Operating LLC owed approximately $132.4 million under the Restated Credit Agreement facility and had no outstanding letters of credit. The due date is 2010 and the interest rate is 6.44%.

The Restated Credit Agreement also requires, among other things, maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth.

Draws made under the Credit Agreement and Restated Credit Agreement are normally made to fund working capital requirements, acquisitions and capital expenditures. During the year ended December 31, 2005, Operating LLC’s outstanding balances have ranged from a low of $51.8 million to a high of $132.4 million. As of December 31, 2005 the outstanding balance under the credit facility was $132.4 million and $47.6 million was available under the Restated Credit Facility Agreement.

7.	Commitments and Contingencies

The Company has entered into a management agreement with NEG to manage Operating LLC’s oil and natural gas assets until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any oil and natural gas assets.

The Company is obligated to make semi-annual payments to NEG, Guaranteed Payments as defined in the Holding LLC Operating Agreement referred herein. Three payments totaling $18.2 million were made in 2003 and

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two payments totaling $16.0 million were made in each of 2004 and 2005 under this obligation. In March 2003, the company made a Priority Amount distribution of $51.4 million to NEG.

On July 7, 2003, NEG filed a request with the American Arbitration Association for dispute resolution of a claim in the amount of $0.02 million against Osprey Petroleum Company, Inc. (“Osprey”) arising out of Osprey’s failure to post bond for certain plugging and abandonment liabilities associated with oil and natural gas properties sold by the Company to Osprey in September 2000. Osprey has counterclaimed against the NEG and its affiliates (Holding LLC and Operating LLC) in an amount up to $15 million, alleging fraud and breach of contract related to the sale of such oil and natural gas properties. The Purchase and Sale Agreement transferring the properties from the Company to Osprey provides for dispute resolution through binding arbitration utilizing arbitrator(s) experienced in oil and natural gas transactions. The exclusive venue for any such arbitration is in Dallas, Texas, and the binding, nonappealable judgment by the arbitrator(s) may be entered in any court having competent jurisdiction.

On February 24, 2005, the American Arbitration Association issued a ruling in favor of NEG on all issues. The Company was awarded $0.1 million.

With respect to certain claims of the Company against Enron North America Corp. relating to the oil and natural gas properties contributed to Holding LLC, a representative of the Company has been appointed to the official committee of unsecured creditors in the Enron bankruptcy proceeding, and the Company has filed a claim for damages in that bankruptcy proceeding. The Company estimates its claim against Enron related to these contracts is approximately $7.25 million. The $7.25 million claim represents a hedge against future oil and natural gas prices and does not reflect a cash gain or loss. Any recoveries from Enron North America Corp. will become the property of Operating LLC as a result of the contribution to Holding LLC. No receivable has been recorded as a result of this claim.

Other than routine litigation incidental to its business operations which are not deemed by the Company to be material, there are no additional legal proceedings in which the Company nor Operating LLC, is a defendant.

8.	Asset Retirement Obligation

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The Company adopted SFAS 143 on January 1, 2003 and recorded an abandonment obligation of $3.0 million. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation or ARO, as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. It also requires the Company to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The ARO assets are recorded on the balance sheet as part of the Company’s full cost pool and are included in the amortization base for the purposes of calculating depreciation, depletion and amortization expense. For the purpose of calculating the ceiling test, the future cash outflows associated with settling the ARO liability are excluded from the computation of the discounted present value of estimated future net revenues.

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a rollforward of the abandonment obligation as of December 31, 2004 and 2005.

Balance as of January 1, 2004	$3,268,381
Add: Accretion	261,471
Additions	93,838
Less: Revisions	(250,650)
Settlements	(24,354)
Dispositions	(293,446)

Balance as of December 31, 2004	$3,055,240
Add: Accretion	265,319
Additions	690,961
Less: Revisions	(261,540)
Settlements	(17,601)
Dispositions	(3,179)

Balance as of December 31, 2005	$3,729,200

9.	Distributions under the Holding LLC Operating Agreement

Under the Holding LLC Operating Agreement, NEG is to receive both Guaranteed Payments and the Priority Amount of $148.6 million before NEG Oil & Gas receives any monies. The distribution of Priority Amount is expected to be made on or before November 6, 2006, based on the terms of the Holding LLC Operating Agreement. Guaranteed Payments are to be paid, on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding Priority Amount. After the payments to NEG, NEG Oil & Gas is to receive distributions equivalent to the Priority Amount and Guaranteed Payments plus other amounts as defined. Following the above distributions to NEG and NEG Oil & Gas, additional distributions, if any, are to be made in accordance with their respective capital accounts. The order of distributions is listed below.

The Holding LLC Operating Agreement requires that distributions shall be made to both NEG and NEG Oil & Gas as follows:

1. Guaranteed Payments are to be paid to NEG, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to NEG Oil & Gas, including the amount of NEG’s 10.75% Senior Notes. As of December 31, 2005, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

2. The Priority Amount is to be paid to NEG. Such payment is to occur by November 6, 2006.

3. An amount equal to the Priority Amount and all Guaranteed Payments paid to NEG, plus any additional capital contributions made by NEG Oil & Gas, less any distribution previously made by the Company to NEG Oil & Gas, is to be paid to NEG Oil & Gas.

4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by the Company to NEG Oil & Gas, is to be paid to NEG Oil & Gas.

5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of the NEG’s and NEG Oil & Gas respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement).

As of December 31, 2005, the Company had $25.7 million in cash and $47.6 million available under our Credit Facility. The Company is currently evaluating its options with respect to payment of the Priority Amount.

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Crude Oil and Natural Gas Producing Activities

Costs incurred in connection with the exploration acquisition, development, and exploitation of the Company’s crude oil and natural gas properties for the years ended December 31, 2003, 2004 and 2005, (all of which occurred after the contribution of assets by NEG and Gascon) are as follows:

	Year Ended December 31,
	2003	2004	2005

Acquisition of properties	$—	$—	$31,913,309
Exploration costs	6,950,706	29,006,772	41,797,225
Development costs	29,083,571	38,480,640	47,028,222
Depletion rate per Mcfe	$1.25	$1.28	$1.65

Revenues from individual purchasers that exceed 10% of total crude oil and natural gas sales are as follows:

	Year Ended December 31,
	2003	2004	2005

Plains Marketing and Transportation	$15,666,690	$19,786,979	$25,591,281
Crosstex Energy Services, Inc.	9,225,086	5,080,974	10,158,839
Riata Energy, Inc.	30,420,624	29,884,850	46,126,024
Seminole Energy Services	7,215,735	19,572,461	27,314,857

11.	Supplementary Crude Oil and Natural Gas Reserve Information (Unaudited)

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

In 2005, estimates of the Company’s net recoverable crude oil, natural gas, and natural gas liquid reserves and future net revenues were prepared by Netherland, Sewell & Associates and DeGolyer and MacNaughton. In 2004, estimates of the Company’s net recoverable crude oil, natural gas, and natural gas liquid reserves and future net revenues were prepared by Netherland, Sewell & Associates, Prator Bett, LLC and DeGolyer and MacNaughton. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.

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

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

	Crude Oil	Natural Gas
	(Barrels)	(Thousand
		cubic feet)

December 31, 2002	5,208,673	122,567,337
Sales of reserves in place	(25,399)	(744,036)
Extensions and discoveries	494,191	61,637,828
Revisions of previous estimates	(7,092)	(2,419,969)
Production	(628,923)	(13,436,865)

December 31, 2003	5,041,450	167,604,295
Sales of reserves in place	(15,643)	(344,271)
Extensions and discoveries	445,636	33,350,666
Revisions of previous estimates	(30,249)	15,441,298
Production	(565,100)	(13,106,103)

December 31, 2004	4,876,094	202,945,885
Purchase of reserves in place	277,580	28,463,590
Sales of reserves in place	—	(75,112)
Extensions and discoveries	736,501	64,000,863
Revisions of previous estimates	(199,165)	13,458,970
Production	(526,915)	(16,249,769)

December 31, 2005	5,164,095	292,544,427

Proved developed reserves:
December 31, 2003	4,096,596	104,207,660
December 31, 2004	3,798,341	111,126,829
December 31, 2005	3,608,666	141,262,660

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

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incorporated into the calculation. In addition, there are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production that impair the usefulness of the data.

The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

	December 31,
	2004	2005

Future cash inflows	$1,466,369,163	$3,179,810,738
Future production and development costs	(489,331,736)	(1,000,499,398)

Future net cash flows	977,037,427	2,179,311,340
10% annual discount for estimated timing of cash flows	(442,213,801)	(1,103,430,089)

Standardized measure of discounted future net cash flows	$534,823,626	$1,075,881,251

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2003	2004	2005

Purchases of reserves	$—	$—	$110,452,993
Sales of reserves in place	(2,475,742)	(1,375,463)	(220,054)
Sales and transfers of crude oil and natural gas produced, net of production costs	(57,424,780)	(83,004,073)	(96,674,135)
Net changes in prices and production costs	44,711,900	31,039,998	240,976,967
Development costs incurred during the period and changes in estimated future development costs	(75,286,532)	(81,370,910)	(127,488,468)
Extensions and discoveries, less related costs	211,324,414	118,570,850	322,710,871
Revisions of previous quantity estimates	(6,789,000)	49,194,080	35,280,975
Accretion of discount	31,063,232	45,606,010	53,482,361
Changes in production rates (timing) and other	304,290	103,030	2,536,115

Net change	$145,427,782	$78,763,522	$541,057,625

During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company’s crude oil. The net weighted average prices of crude oil and natural gas at December 31, 2003, 2004 and 2005, used in the above table were $31.14, $42.10 and $59.00 per barrel of crude oil, respectively, and $5.87, $5.92 and $9.51 per thousand cubic feet of natural gas, respectively.

INDEX TO EXHIBITS

2.1	Debtors Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated May 12, 2000(4)

2.2	Debtor’s and Official Committee of Unsecured Creditors Joint Disclosure Statement under Section 1125 of the Bankruptcy Code Regarding the Debtor’s and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated May 12, 2000(4)

3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(5)

3.2	By-laws of the Company(1)

3.3	Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003(8)

4.1	Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the ‘Guarantor”), formerly NEG-OK, and Bank One, Columbus, N.A.(2)

4.2	Indenture dated August 21, 1997, among the Company and Bank One, N.A.(3)

10.1	NEG Holding LLC Operating Agreement dated May 1, 2001 between the Company and Gascon Partners.(6)

10.2	NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(6)

10.3	Shana National LLC Amended and Restated Operating Agreement dated September 12, 2001 executed by NEG Operating LLC.(6)

10.4	Management Agreement dated September 12, 2001 between the Company and NEG Operating LLC.(6)

10.5	Final Decree of Bankruptcy Court(7)

10.6	Management Agreement with National Onshore LP dated August 28, 2003(8)

10.7	Credit Agreement dated as of December 29, 2003 among NEG Operating LLC, Certain Commercial Lending Institutions, Mizuho Corporate Bank, Ltd., Bank of Texas N.A., and the Bank of Nova Scotia(9)

10.8	Security Agreement dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)

10.9	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)

10.10	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by National Energy Group, Inc. in favor of Bank of Texas, N.A.(9)

10.11	First Amendment to the Credit Agreement dated April 5, 2004 among NEG Operating LLC, certain commercial lending institutions, Mizuho Corporate Bank LTD, Bank of Texas N.A. and the Bank of Nova Scotia(11)

10.12	Management Agreement effective November 16, 2004 between NEG and National Offshore LP.(12)

10.13	National Energy Group, Inc. Incentive Plan(13)

10.14	Agreement and Plan of Merger dated as of December 7, 2005, by and among National Energy Group, Inc., NEG Oil & Gas LLC, NEG IPOCO, Inc. and American Real Estate Holdings Limited Partnership.(14)

10.15	Amended and Restated Credit Agreement, dated as of December 22, 2005, among NEG Operating LLC, NEG Oil & Gas LLC and Citicorp USA, Inc.(15)

10.16	Affirmation of Obligations Among NEG Operating LLC, NEG Holding LLC, Shana National LLC, NGX GP of Delaware LLC, NGX of Delaware LLC NGX Energy Limited Partnership, AREP Oil & Gas LLC and Citicorp USA, Inc. dated December 20, 2005(16)

10.17	Supplemental Indenture dated March 16, 2006(16)

12.1	Computation of Ratio of Earnings to Fixed Charges(16)

14.1	Code of Business Conduct and Ethics Adopted March 24, 2004(10)

23.2	Consent of Netherland Sewell & Associates, Inc., Independent Engineers(16)

23.3	Consent of Prator Bett, LLC, Independent Engineers(16)

23.4	Consent of DeGolyer and MacNaughton, Independent Engineers(16)

24.1	Power of Attorney (included in signature pages to this Form 10-K)(16)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(16)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(16)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(16). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be ‘‘filed”

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(16). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed”

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33-38331), dated April 3, 1991.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to the Company’s Form S-4 (No. 333-38075), filed October 16, 1997.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Form 8-K filed January 14, 2004.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2004.

(13)	Incorporated by reference to the Company’s Form 8-K, filed November 12, 2004.

(14)	Incorporated by reference to the Company’s Form 8-K, filed December 8, 2005.

(15)	Incorporated by reference to the Company’s Form 8-K, filed December 29, 2005.

(16)	Filed herewith.