Form 10-Q
period 2006-03-31
NATIONAL ENERGY GROUP INC
filed 2006-05-10
CIK 870756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

11,190,650 shares of the registrant’s Common Stock, $0.01 par value, were outstanding on May 10, 2006.

NATIONAL ENERGY GROUP, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. The words “anticipate,” “expect,” “estimate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events, or developments that we expect or anticipate will or may occur in the future, relating to the operations of National Energy Group, Inc. or our unconsolidated non-controlling 50% equity interest in NEG Holding LLC and its subsidiary, NEG Operating LLC, including such things as our ability to complete our proposed merger with NEG Oil & Gas LLC (“NEG Oil & Gas”), estimated future net revenues from oil and natural gas reserves and the present value thereof, drilling of wells, future production of oil and natural gas, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion, and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding the interest, belief or current expectations of our management, directors, or our officers regarding such matters. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors (see Item 1A — Risk Factors) discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, uncertainties relating to strategic decisions of NEG Oil & Gas, as the managing member of NEG Holding LLC and the principal owner of the other companies that we manage, future oil and natural gas prices, future operating costs, severance and excise taxes, general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other oil and natural gas companies, changes in laws or regulations, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our company or our business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

In this Quarterly Report, unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing National Energy Group, Inc.

NATIONAL ENERGY GROUP, INC.

BALANCE SHEETS

	December 31,	March 31,
	2005	2006
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,059,007	$1,748,636
Accounts receivable — affiliates	1,659,816	2,069,676
Other	339,843	368,097

Total current assets	5,058,666	4,186,409
Investment in Holding LLC	116,127,681	129,213,011
Deferred tax assets	14,540,446	11,361,109

Total assets	$135,726,793	$144,760,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$435,594	$79,750
Income tax payable	151,270	151,270
Accrued interest on senior notes — affiliates	2,663,080	6,657,699

Total current liabilities	3,249,944	6,888,719
Long term liabilities:
Senior notes — affiliates	148,637,000	148,637,000
Deferred gain on senior note redemption	1,698,413	1,188,890
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value:
Authorized shares — 15,000,000 at December 31, 2005 and March 31, 2006; Issued and outstanding shares — 11,190,650 at December 31, 2005 and March 31, 2006	111,907	111,907
Additional paid-in capital	123,020,121	123,020,121
Accumulated deficit	(140,990,592)	(135,086,108)

Total stockholders’ deficit	(17,858,564)	(11,954,080)

Total liabilities and stockholders’ deficit	$135,726,793	$144,760,529

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2005	2006
	(Unaudited)

Revenues:
Accretion of Investment in Holding LLC	$9,893,324	$13,085,330
Management fees from affiliates	3,274,522	5,597,080
Interest income and other, net	10,402	12,877

Total revenue	13,178,248	18,695,287
Cost and expenses:
Salaries and wages	2,070,443	4,063,449
Insurance	183,526	258,116
Rent and utilities	180,846	197,643
Other general and administrative expenses	620,228	1,607,162
Interest expense	3,485,096	3,485,096

Total costs and expenses	6,540,139	9,611,466

Income before income taxes	6,638,109	9,083,821
Income tax expense	(2,323,338)	(3,179,337)

Net income	$4,314,771	$5,904,484

Earnings per common share:
Net income per common share	$.39	$.53

Weighted average number of common shares outstanding	11,190,650	11,190,650

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2005	2006
	(Unaudited)

Operating Activities:
Net income	$4,314,771	$5,904,484
Adjustments to reconcile net income to net cash provided by (used-in) operating activities:
Accretion of Investment in Holding LLC	(9,893,324)	(13,085,330)
Deferred gain amortization — interest reduction	(509,523)	(509,523)
Deferred income tax expense	2,323,338	3,179,337
Changes in operating assets and liabilities:
Accounts receivable	783,642	(409,860)
Other current assets	27,050	(28,254)
Accounts payable and accrued liabilities	3,843,491	3,638,775

Net cash provided by (used in) operating activities	889,445	(1,310,371)

Increase (decrease) in cash and cash equivalents	889,445	(1,310,371)
Cash and cash equivalents at beginning of period	2,487,672	3,059,007

Cash and cash equivalents at end of period	$3,377,117	$1,748,636

Supplemental cash flow information
Interest paid in cash	$—	$—

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT
(2006 Amounts Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2005	11,190,650	$111,907	$123,020,121	$(140,990,592)	$(17,858,564)
Net income	—	—	—	5,904,484	5,904,484

Balance at March 31, 2006	11,190,650	$111,907	$123,020,121	$(135,086,108)	$(11,954,080)

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006

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

We were incorporated under the laws of the State of Delaware on November  20, 1990 and, prior to February, 1999, operated as an independent oil and natural gas company engaged in the exploration, development, exploitation and acquisition of oil and natural gas reserves in North America. In February 1999, we were placed under involuntary, court ordered bankruptcy protection. We jointly proposed, with the official committee of unsecured creditors a Plan of Reorganization (the “Plan of Reorganization”) which became effective on August  4, 2000. The final decree closing the case became effective December 13, 2001. Accordingly, we have effectively settled all matters relating to our bankruptcy proceeding.

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

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

We remain highly leveraged after confirmation of the Plan of Reorganization.

2.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are fairly presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Our quarterly financial data should be read in conjunction with our financial statements for the year ended December 31, 2005 (including the notes thereto), set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current year presentation.

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

3.	Pending Merger and Extension of Due Date for Senior Notes

On December 7, 2005, we, NEG Oil & Gas, NEG IPOCO, Inc. whose name was changed to NEG, Inc. effective January 30, 2006 (“NEG, Inc.”), and, for certain purposes, AREH entered into a merger agreement, pursuant to which the Company will be merged into NEG, Inc. NEG Oil & Gas, a wholly owned indirect subsidiary of NEG, Inc. is the owner of 50.01% of our common stock.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Upon consummation of the merger, the current holders of our common stock, other than holders that are our subsidiaries, will receive shares of common stock of a new oil and natural gas company, NEG, Inc. The transaction, which is conditioned upon the consummation of an initial public offering of common stock by NEG, Inc., may be terminated if the merger has not closed by December 1, 2006.

As a result of the merger with NEG Inc., but without taking into account the issuance of NEG, Inc. common stock in the initial public offering, the holders of our common stock, other than holders that are subsidiaries, will receive shares in NEG, Inc. representing, in the aggregate, a 7.990% economic interest in the entire equity of a combination or consolidation of entities that will include 100% of the equity interests in each of us, NEG Oil & Gas, Holding LLC, Operating LLC, National Onshore and National Offshore. Our minority stockholders will receive, in exchange for their common stock in us, NEG, Inc. common stock representing 3.994% of such economic interest and NEG Oil & Gas will receive, in exchange for its common stock in the Company, NEG, Inc. common stock representing the remaining 3.996% economic interest.

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

On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, the holder of our Senior Notes (see note 8), to extend the due date of the Senior Notes to April 1, 2007.

4.	Management Agreements

The management and operation of Operating LLC is being undertaken by us pursuant to a Management Agreement (the “Operating LLC Management Agreement”) which we entered into with Operating LLC. However, neither our officers nor directors control the strategic direction of Operating LLC’s oil and natural gas business including oil and natural gas drilling and capital investments, which are controlled by the managing member of Holding LLC (currently NEG Oil & Gas). The Operating LLC Management Agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC; although the Operating LLC Management Agreement provides that the salary of our Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is warranted. However, we both have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee that we are paid. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $1.1 million and $2.5 million in management fee income for the three months ended March 31, 2005 and 2006, respectively, under this agreement.

On August 28, 2003, we entered into an agreement (the “National Onshore Management Agreement”) to manage National Onshore. The National Onshore Management Agreement was entered into in connection with a plan of reorganization for National Onshore proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the National Onshore Plan. NEG Oil & Gas owns all of National Onshore which is engaged in the exploration, production and transmission of oil and natural gas primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and Vice President, Secretary and General Counsel, respectively, have been appointed to National Onshore Board of Directors and shall act as the two principal officers of National Onshore and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our Vice President and CFO, has been appointed Treasurer of National Onshore and its subsidiaries.

The National Onshore Management Agreement provides that we will be responsible for and have authority with respect to all of the day-to-day management of National Onshore’s business but we will not function as a Disbursing Agent as such term is defined in the National Onshore Plan. As consideration for our services in managing the National Onshore business, we receive a monthly fee of $312,500. The National Onshore Management Agreement is terminable (i) upon 30 days prior written notice by National Onshore, (ii) upon 90 days prior written notice by us, (iii) upon 30 days following any day where High River designees no longer constitute the National Onshore Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of National Onshore, or (iv) as otherwise determined by the Bankruptcy Court. We recorded $1.2 million and $1.2 million in management fee income for the the three months ended March 31, 2005 and 2006, respectively, relating to the National Onshore Management Agreement.

On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for National Offshore (“National Offshore Plan”). In connection with the National Offshore Plan, we entered into a Management Agreement with National Offshore (the “National Offshore Management Agreement”) pursuant to the Bankruptcy Court’s Order confirming the effective date of the National Offshore Plan. NEG Oil & Gas owns all of the outstanding stock of National Offshore. Mr. Bob G. Alexander, our President and CEO, has been appointed to National Offshore Board of Directors and shall act as National Offshore’s President. Mr. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to serve in the same capacities for National Offshore. Randall D. Cooley, our Vice President and CFO, has been appointed as Treasurer of National Offshore. In exchange for our management services, we receive a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administrating the National Offshore properties. We recorded $1.0 million and $1.9 million in management fee income for the three months ended March 31, 2005 and 2006, respectively, under this agreement.

5.	Related Party Transactions

At March 31, 2006, NEG Oil & Gas (a) owns 50.1% of our outstanding common stock, (b) holds all of our Senior Notes, (c) controls Holding LLC through its 50% managing membership interest, and (d) owns an option to acquire our 50% interest in Holding LLC. In addition, NEG Oil & Gas owns 100% of the equity of National Onshore and National Offshore. NEG Oil & Gas is a wholly-owned subsidiary of AREP, which owns 99% of American Real Estate Holding L.P. (“AREH”). The general partner of AREH, American Property Investors, Inc. (“API”) is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River, AREP, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”).

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

6.	Investment in Holding LLC

Our investment in Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

Holding LLC was formed in August 2000, pursuant to our plan of reorganization. In September 2001, we contributed oil and natural gas properties in exchange for Holding LLC’s obligation to pay us the Guaranteed Payments and Priority Amount. We also received a non-controlling 50% membership interest in Holding LLC. Gascon (currently NEG Oil & Gas) contributed oil and natural gas assets and cash in exchange for future payments and a 50% managing membership interest in Holding LLC. The Holding LLC Operating Agreement requires payment of the Guaranteed Payments and Priority Amount to us in order to pay interest on senior debt and the principal amount of the debt of $148.6 million originally due in November 2006 (based on the terms of the Holding LLC Operating Agreement). After we receive the Guaranteed Payments and Priority Amount that total approximately $300 million (which includes the $148.6 million), the Holding LLC Operating Agreement requires the distribution of an equal amount to NEG Oil & Gas. Holding LLC is contractually obligated to make the Guaranteed Payments and Priority Amount distributions to us and NEG Oil & Gas before any distributions can be made to the membership interest.

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

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a summary balance sheet of Holding LLC as of December 31, 2005 and March 31, 2006.

	December 31,	March 31,
	2005	2006

Current assets	$66,133,994	$54,386,630
Net oil and natural gas properties (full-cost method)	318,365,787	336,171,763
Net other property and equipment	1,080,403	1,095,761
Other long-term assets	12,803	12,803

Total assets	$385,592,987	$391,666,957

Current liabilities	$55,225,458	$34,355,988
Long-term liabilities	151,073,443	145,925,320
Members’ equity	179,294,086	211,385,649

Total liabilities and members’ equity	$385,592,987	$391,666,957

The following is a summary income statement for Holding LLC for the three months ended March 31, 2005 and 2006.

	Three Months Ended
	March 31,
	2005	2006

Total revenues — gross	$25,490,236	$30,104,574
Unrealized derivative gain (loss)	(22,620,363)	22,587,084

Total revenues	2,869,873	52,691,658
Total cost and expenses	(13,137,136)	(18,449,982)

Operating income (loss)	(10,267,246)	34,241,676
Interest income and other	(915,712)	(2,150,120)

Net income (loss)	$(11,182,976)	$32,091,556

For the three month period ended March 31, 2006, Holding LLC generated cash flows of $22.0 million from operating activities, and used $27.3 million in investing activities. Audited financial statements will be prepared and included in the Company’s Form 10-K for the year ended December 31, 2006.

For the quarter ended March 31, 2006, Holding LLC recorded a $22.6 million increase in total revenues as a result of marking to market their oil and gas derivatives. This is a non-cash transaction.

The following is a rollforward of our Investment in Holding LLC as of March 31, 2006:

Investment in Holding LLC at December 31, 2005	$116,127,681
Accretion of investment in Holding LLC	13,085,330

Investment in Holding LLC at March 31, 2006	$129,213,011

The Holding LLC Operating Agreement requires that distributions shall be made to both us and NEG Oil & Gas as follows:

1. Guaranteed Payments are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to NEG Oil & Gas including the amount of our 10.75% Senior Notes. As of March 31, 2006, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

2. The Priority Amount is to be paid to us. Such payment is scheduled to occur by November 6, 2006.

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

7.	Credit Facility/Pledge of Our Membership Interest in Holding, LLC

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

As a condition to the Mizuho facility, we, Gascon (currently NEG Oil & Gas), Holding LLC and Operating LLC executed and delivered at the closing certain Pledge Agreements and Irrevocable Proxies in favor of Bank of Texas, N.A., its successors and assigns, the (“Pledge Agreement”). Pursuant to the terms of the Pledge Agreement, in order to secure the performance of the obligations of Operating LLC (i) we and NEG Oil & Gas have pledged our respective 50% membership interests in Holding LLC (such interests constituting 100% of the outstanding equity membership interest of Holding LLC); (ii) Holding LLC has pledged its 100% equity membership interest in Operating LLC; and (iii) Operating LLC has pledged its 100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (i), (ii) and (iii) above are collectively referred to as the “Collateral”). The Pledge Agreements also provide for a continuing security interest in the Collateral and that Bank of Texas, N.A. as the Collateral Agent is the duly appointed attorney-in-fact of Operating LLC. The Collateral Agent may take all action deemed reasonably necessary for the maintenance, preservation and protection of the Collateral and the security interest therein until such time that all of Operating LLC’s obligations under the NEG

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Oil & Gas Facility are fulfilled, terminated or otherwise expired. If under the NEG Oil & Gas Facility an event of default shall have occurred and is continuing, the Collateral Agent may enforce certain rights and remedies, including, but not limited to the sale of the Collateral, the transfer of all or part of the Collateral to the Collateral Agent or its nominee and/or the execution of all endorsements, assignments, stock powers and other instruments of conveyance or transfer with respect to all or part of the Collateral.

On December 22, 2005, NEG Oil & Gas entered into a credit agreement dated as of December 20, 2005, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and other lender parties thereto (the “NEG Oil & Gas Facility”). Under the NEG Oil & Gas Credit Facility, NEG Oil & Gas will be permitted to borrow up to $500 million, and the initial borrowing base is set at $335 million. The NEG Oil & Gas Credit Facility is secured by substantially all the assets of NEG Oil & Gas and its subsidiaries, has a five-year term and permits payments and reborrowings, subject to a borrowing base calculation based on the proved oil and natural gas reserves of NEG Oil & Gas and its subsidiaries.

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

The Restated Credit Agreement provides for a loan commitment amount of up to $180 million, including a letter of credit commitment of up to $1 million, subject to certain borrowing base and other limitations. At March 31, 2006, Operating LLC owed approximately $132.4 million plus accrued interest of $0.1 million under the Restated Credit Agreement and had no outstanding letters of credit.

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

Other than our encumbrance of our 50% membership interest in Holding LLC and our indemnification of the Collateral Agent as set forth in the Pledge Agreements, we have incurred no obligations under Operating LLC’s Restated Credit Agreement, nor do we act as guarantor of the obligations of Operating LLC or any other guarantor or other entity thereunder.

8.	Senior Notes Due 2007

Upon confirmation of the Joint Plan, the Senior Notes were held in their entirety by Arnos and its affiliates. Effective June 30, 2005, the Senior Notes are held by NEG Oil & Gas. The Senior Notes bear interest at an annual

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

We are unable to reasonably determine the fair value of the Senior Notes at March 31, 2006, due to a lack of available market quotations, credit ratings and inability to determine an appropriate discount rate.

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

9.	Income Taxes

At March 31, 2006, we had net operating loss carryforwards available for federal income tax purposes of approximately $98.4 million which begin expiring in 2009. Utilization of approximately $0.2 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of our ownership (as defined in the Internal Revenue Code) and the ownership of Alexander Energy. Additional net operating loss limitations may be imposed as a result of subsequent changes in our stock ownership. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in our opinion, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, we again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, more likely than not we will realize a partial benefit from the loss carryforwards. Accordingly, we recorded a deferred tax asset of $14.5 million, and $11.4 million as of December 31, 2005 and March 31, 2006, respectively. Ultimate realization of the deferred tax asset is dependent upon, among other factors, our ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

10.	Contingencies

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

Ownership and Control of Outstanding Stock

NEG Oil & Gas owns 50.01% of our outstanding common stock at March 31, 2006. NEG Oil & Gas is a wholly-owned subsidiary of American Real Estate Partners, LLP (“AREP”), which owns 99% of American Real Estate Holdings L.P. (“AREH”). NEG Oil & Gas owns all of our Senior Notes. The general partner of AREH, American Property Investors, Inc. (“API”), is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of

Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), AREP, which owns 99% of AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch, one of our directors, is a director and the Executive Vice President of AREH. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus and Arnos. High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. Our policy is to engage in transactions with related parties on terms that, in our opinion, are no less favorable to us than could be obtained from unrelated parties.

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

As a result of the merger with NEG Inc., but without taking into account the issuance of NEG, Inc. common stock in the initial public offering, the holders of our common stock will receive shares in NEG, Inc. representing, in the aggregate, a 7.990% economic interest in the entire equity of a combination or consolidation of entities that will include 100% of the equity interests in each of us, NEG Oil & Gas, National Onshore and National Offshore. Our minority stockholders will receive, in exchange for their common stock in us, NEG, Inc. common stock representing 3.994% of such economic interest and NEG Oil & Gas will receive, in exchange for its common stock in us, NEG, Inc. common stock representing the remaining 3.996% economic interest.

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

On February 14, 2006, NEG, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register its common stock in an initial public offering under the Securities Act of 1933. The number of shares to be offered and the price range of the offering have not been determined. The Registration Statement has not become effective and is subject to review and comment by the SEC. There can be no assurance that NEG, Inc. will complete an initial public offering or that the merger will be completed.

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

Order of Distributions

Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to us and NEG Oil & Gas shall be made in the following order:

1. Guaranteed payments (“Guaranteed Payments”) are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding priority amount (“Priority Amount”). The Priority Amount includes all outstanding debt owed to NEG Oil & Gas, including the amount of our 10.75% Senior Notes (“Senior Notes”). As of March 31, 2006, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

2. The Priority Amount is to be paid to us. Such payment is scheduled to occur by November 6, 2006.

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

Management Agreements

The Operating LLC Management Agreement

We manage and operate Operating LLC pursuant to a management agreement which we entered into with Operating LLC, effective May 1, 2001. However, neither our management nor directors control the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which are controlled by the managing member of Holding LLC (currently NEG Oil & Gas). The Operating LLC management agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas business, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC, although the management agreement provides that the salary of our Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is deemed warranted. However, both Operating LLC and we have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. The Operating LLC management agreement is terminable upon ninety (90) days prior written notice by Operating LLC or sixty (60) days prior written notice by us.

We recorded $1.1 million and $2.5 million in management fee income for the three months ended March 31, 2005 and 2006, respectively, under this agreement.

The National Onshore Management Agreement

On August 28, 2003, we entered into a management agreement whereby we manage the oil and natural gas business of National Onshore. The National Onshore management agreement was entered in connection with a plan of reorganization for National Onshore proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn (the “National Onshore Plan”). On August  28, 2003, the United States Bankruptcy Court, Southern District of Texas, issued an order confirming the National Onshore Plan. NEG Oil & Gas owns all of National Onshore, which is engaged in the exploration, production and transmission of oil and natural gas primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and our Vice President, Secretary and General Counsel, respectively, have been appointed to National Onshore Board of Directors and act as the two principal officers of National Onshore and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our Vice President and CFO, has been appointed Treasurer of National Onshore and its subsidiaries.

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

We recorded $1.2 million and $1.2 million in management fee income for the three months ended March 31, 2005 and 2006, respectively, under this agreement.

The National Offshore Management Agreement

On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for National Offshore (the “National Offshore Plan”). In connection with the Bankruptcy Court’s order confirming the National Offshore Plan, we entered into a management agreement with National Offshore to manage its oil and natural gas business. NEG Oil & Gas owns all of National Offshore, which is engaged in the exploration, production and transmission of oil and natural gas, primarily in the Gulf Coast and the Gulf of Mexico. Bob G. Alexander, our President and CEO, has been appointed to National Offshore board of directors and acts as National Offshore’s President. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to National Offshore Board of Directors and acts as reorganized National Offshore’s Vice President and Secretary. Randall D. Cooley, our Vice President and CFO, has been appointed as Treasurer of National Offshore. In exchange for our management services, the National Offshore management agreement provides that we are to be paid a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administering the National Offshore oil and natural gas properties. The National Offshore management agreement is terminable (i) upon ninety (90) days prior written notice by National Offshore or us, (ii) upon thirty (30) days following any date where the National Offshore board of directors ceases to be comprised of one or more members who are not affiliates of us, unless otherwise waived or (iii) by mutual agreement.

We recorded $1.0 million and $1.9 million in management fee income for the three months ended March 31, 2005 and 2006, respectively, under this agreement.

Operating LLC Credit Agreements

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

Draws made under the credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. As of March 31, 2006 the outstanding balance under the Restated Credit Agreement was $132.4 million.

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

Management Fees from Affiliates

During the three month period ended March 31, 2005 and 2006, we received management fees from the management agreements described above as follows:

	Three Month Period Ended
	March 31,
	2005	2006

Operating LLC	$1,105,442	$2,505,663
National Onshore	1,166,893	1,212,169
National Offshore	1,002,187	1,879,248

Total	$3,274,522	$5,597,080

Costs and Expenses

Our cost and expenses are as follows:

	Three Month Period Ended
	March 31,
	2005	2006	Variance	%

Salaries and wages	$2,070,443	$4,063,449	$1,993,006	96%
Insurance	183,526	258,116	74,590	41%
Rent and utilities	180,846	197,643	16,797	9%
Other G&A Expenses	620,228	1,607,162	986,934	160%
Interest expense	3,485,096	3,485,096	—	—

Total cost & expenses	$6,540,139	$9,611,466	$3,071,327	47%

Salaries and wages increased $2.0 million during the three month period ended March 31, 2006 over the comparable period in 2005 due to the payment of employee incentive bonuses and increased personnel. Approximately $1.7 million of the increase was due to the payment of cash bonuses under the Management Incentive Plan. In 2005, the Company adopted the Management Incentive Plan for substantially all full-time salaried employees. Awards under the Management Incentive Plan are based on the achievement of annual performance targets of the managed companies and individual performance. Plan awards are paid in cash and in a deferred compensation component which is vested over a three year period. The remainder of the increase in salaries and wages was due to higher salaries and increased personnel.

The increase in insurance expense for the three months ended March 31, 2006 from the comparable period in 2005 was primarily due to an overall increase in insurance rates and increased personnel.

During 2005, we leased additional office space in Dallas which accounted for the majority of the increase in rent and utilities for the three month period ended March 31, 2006 as compared to 2005.

During 2005, all of our managed companies were acquired by AREP, a publicly traded company. As a result, we were required to increase the scope of our assessment of internal controls over financial reporting and to engage an independent registered accounting firm to audit controls and processes relating to each of our managed companies. Approximately $0.8 million of the increase in other general and administrative expenses was attributable to the first year implementation of internal controls documentation, audit and assessment for our managed companies. Almost all of these costs were billed to our managed companies through higher allocated management fees. The remainder of the increase was due to higher legal fees incurred for the Special Committee of the Board of Directors in its review of the merger proposal and assistance in preparation of our annual report.

Interest expense was unchanged for the period ended March 31, 2006 as compared to the same period in 2005.

Liquidity and Capital Resources

Three Months Ended March 31, 2005, Compared with Three Months Ended March 31, 2006

Net cash used in operating activities was $1.3 million for the three months ended March 31, 2006, compared to net cash provided by operating activities of $0.9 million for the three months ended March 31, 2005. The decrease in cash flows provided by operating activities is primarily due to the payment of employee incentive bonuses and increased other G&A expenses in 2006.

There was no cash used in or provided by investing or financing activities for the three months ended March 31, 2006 and 2005.

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

Our working capital deficit at March 31, 2006 was $2.7 million compared to a working capital deficit at March 31, 2005 of $1.6 million.

Recent Accounting Pronouncements

On February 16, 2006, the FASB issued Statement 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 15, 2006 (January 1, 2007 for us). We have no hybrid instruments subject to this standard.

Inflation

Although certain of our costs and expenses are affected by the level of inflation, inflation did not have a significant effect on our results of operations during the three months ended March 31, 2005 and 2006.

Off Balance Sheet Arrangements

We have no off balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2005 and 2006, we had no exposure to interest, currency or commodity risk.

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

During the quarter ended March 31, 2006, we implemented procedures to include verification of the detailed review of the tax provision by the third party tax advisor including verification of the review and validation of all assumptions used in the determination of the deferred tax asset valuation allowance.

These procedures represent a change in our internal control over the financial reporting during the quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than routine litigation incidental to our business operations which we do not consider to be material, there are no additional legal proceedings in which we, Operating LLC or Holding LLC are defendants.

Our Plan of Reorganization became effective August 4, 2000, and the Bankruptcy Court issued a final decree effective December 13, 2001 closing the case.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those previously disclosed in our 2005 Annual Report on Form 10-K.

Item 2-5.  None.

Item 6.	Exhibits and Reports on Form 8-K.

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

May 10, 2006

By:	/s/ RANDALL D. COOLEY
Randall D. Cooley
Vice President and Chief Financial Officer

May 10, 2006

INDEX TO EXHIBITS

2.1	Debtors Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated May 12, 2000(4)

2.2	Debtor’s and Official Committee of Unsecured Creditors Joint Disclosure Statement under Section 1125 of the Bankruptcy Code Regarding the Debtor’s and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated May 12, 2000(4)

3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(5)

3.2	By-laws of the Company(1)

3.3	Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003(8)

4.1	Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the “Guarantor”), formerly NEG-OK, and Bank One, Columbus, N.A.(2)

4.2	Indenture dated August 21, 1997, among the Company and Bank One, N.A.(3)

10.1	NEG Holding LLC Operating Agreement dated May 1, 2001 between the Company and Gascon Partners.(6)

10.2	NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(6)

10.3	Shana National LLC Amended and Restated Operating Agreement dated September 12, 2001 executed by NEG Operating LLC.(6)

10.4	Management Agreement dated September 12, 2001 between the Company and NEG Operating LLC.(6)

10.5	Final Decree of Bankruptcy Court(7)

10.6
Management Agreement with National Onshore LP dated August 28, 2003(8)

10.7	Credit Agreement dated as of December 29, 2003 among NEG Operating LLC, Certain Commercial Lending Institutions, Mizuho Corporate Bank, Ltd., Bank of Texas N.A., and the Bank of Nova Scotia(9)

10.8	Security Agreement dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)

10.9	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)

10.10	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by National Energy Group, Inc. in favor of Bank of Texas, N.A.(9)

10.11	First Amendment to the Credit Agreement dated April 5, 2004 among NEG Operating LLC, certain commercial lending institutions, Mizuho Corporate Bank LTD, Bank of Texas N.A. and the Bank of Nova Scotia(11)

10.12	Management Agreement effective November 16, 2004 between NEG and National Offshore LP.(12)

10.13	National Energy Group, Inc. Incentive Plan(13)

10.14	Agreement and Plan of Merger dated as of December 7, 2005, by and among National Energy Group, Inc., NEG Oil & Gas LLC, NEG IPOCO, Inc. and American Real Estate Holdings Limited Partnership.(14)

10.15	Amended and Restated Credit Agreement, dated as of December 22, 2005, among NEG Operating LLC, NEG Oil & Gas LLC and Citicorp USA, Inc.(15)

10.16	Affirmation of Obligations Among NEG Operating LLC, NEG Holding LLC, Shana National LLC, NGX GP of Delaware LLC, NGX of Delaware LLC NGX Energy Limited Partnership, AREP Oil & Gas LLC and Citicorp USA, Inc. dated December 20, 2005(16)

10.17	Supplemental Indenture dated March 16, 2006(16)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(17)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(17)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(17). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed”

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(17). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed”

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33-38331), dated April 3, 1991.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to the Company’s Form S-4 (No. 333-38075), filed October 16, 1997.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Form 8-K filed January 14, 2004.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2004.

(13)	Incorporated by reference to the Company’s Form 8-K, filed November 12, 2004.

(14)	Incorporated by reference to the Company’s Form 8-K, filed December 8, 2005.

(15)	Incorporated by reference to the Company’s Form 8-K, filed December 29, 2005.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(17)	Filed herewith.