Form 10-Q
period 2006-06-30
NATIONAL ENERGY GROUP INC
filed 2006-08-14
CIK 870756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-19136 (Common Stock)

National Energy Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-1922764
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.	)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

11,190,650 shares of the registrant’s Common Stock, $0.01 par value, were outstanding on August 14, 2006.

NATIONAL ENERGY GROUP, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. The words “anticipate,” “expect,” “estimate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events, or developments that we expect or anticipate will or may occur in the future, relating to the operations of National Energy Group, Inc. or our unconsolidated non-controlling 50% equity interest in NEG Holding LLC and its subsidiary, NEG Operating LLC, including such things as our ability to complete our proposed merger with NEG, Inc., estimated future net revenues from oil and natural gas reserves and the present value thereof, drilling of wells, future production of oil and natural gas, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion, and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding the interest, belief or current expectations of our management, directors, or our officers regarding such matters. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors (see Item 1A — Risk Factors) discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, uncertainties relating to strategic decisions of NEG Oil & Gas, as the managing member of NEG Holding LLC and the principal owner of the other companies that we manage, future oil and natural gas prices, future operating costs, severance and excise taxes, general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other oil and natural gas companies, changes in laws or regulations, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our company or our business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

In this Quarterly Report, unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing National Energy Group, Inc.

NATIONAL ENERGY GROUP, INC.

BALANCE SHEETS

	December 31,	June 30,
	2005	2006
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,059,007	$2,803,031
Accounts receivable — affiliates	1,659,816	1,296,266
Other	339,843	370,182

Total current assets	5,058,666	4,469,479
Investment in Holding LLC	116,127,681	135,368,359
Deferred tax assets	14,540,446	7,579,046

Total assets	$135,726,793	$147,416,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$435,594	$112,642
Income tax payable	151,270	207,606
Accrued interest on senior notes — affiliates	2,663,080	2,663,080

Total current liabilities	3,249,944	2,983,328
Long term liabilities:
Senior notes — affiliates	148,637,000	148,637,000
Deferred gain on senior note redemption	1,698,413	679,366
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value:
Authorized shares — 15,000,000 at December 31, 2005 and June 30, 2006; Issued and outstanding shares — 11,190,650 at December 31, 2005 and June 30, 2006	111,907	111,907
Additional paid-in capital	123,020,121	123,020,121
Accumulated deficit	(140,990,592)	(128,014,838)

Total stockholders’ deficit	(17,858,564)	(4,882,810)

Total liabilities and stockholders’ deficit	$135,726,793	$147,416,884

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
	(Unaudited)

Revenues:
Accretion of Investment in Holding LLC	$10,550,402	$14,144,587	$20,443,726	$27,229,917
Management fees from affiliates	3,245,836	3,499,705	6,520,356	9,096,785
Interest income and other, net	17,650	14,767	28,052	27,645

Total revenue	13,813,888	17,659,059	26,992,134	36,354,347
Cost and expenses:
Salaries and wages	1,874,818	2,008,447	3,945,261	6,071,897
Insurance	197,879	236,058	381,406	494,174
Rent and utilities	216,952	205,081	397,798	402,724
Other general and administrative expenses	616,714	814,710	1,236,942	2,421,872
Interest expense	3,485,096	3,485,096	6,970,190	6,970,190

Total costs and expenses	6,391,459	6,749,392	12,931,597	16,360,857

Income before income taxes	7,422,429	10,909,667	14,060,537	19,993,490
Income tax expense	(2,597,850)	(3,838,399)	(4,921,188)	(7,017,736)

Net income	$4,824,579	$7,071,268	$9,139,349	$12,975,754

Earnings per common share:
Net income per common share	$.43	$.63	$.82	$1.16

Weighted average number of common shares outstanding	11,190,650	11,190,650	11,190,650	11,190,650

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,
	2005	2006
	(Unaudited)

Operating Activities:
Net income	$9,139,349	$12,975,754
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of Investment in Holding LLC	(20,443,726)	(27,229,917)
Deferred gain amortization — interest reduction	(1,019,047)	(1,019,047)
Deferred income tax expense	4,921,188	6,961,400
Changes in operating assets and liabilities:
Accounts receivable	1,143,598	363,550
Other current assets	31,272	(30,339)
Accounts payable and accrued liabilities	(100,451)	(266,616)

Net cash used in operating activities	(6,327,817)	(8,245,215)

Investing Activities:
Guaranteed payment from Holding LLC	7,989,239	7,989,239

Net cash provided by investing activities	7,989,239	7,989,239

Increase (decrease) in cash and cash equivalents	1,661,422	(255,974)
Cash and cash equivalents at beginning of period	2,487,672	3,059,007

Cash and cash equivalents at end of period	$4,149,094	$2,803,031

Supplemental cash flow information
Interest paid in cash	$7,989,239	$7,989,239

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT
(2006 Amounts Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2005	11,190,650	$111,907	$123,020,121	$(140,990,592)	$(17,858,564)
Net income	—	—	—	12,975,754	12,975,754

Balance at June 30, 2006	11,190,650	$111,907	$123,020,121	$(128,014,838)	$(4,882,810)

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006

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

Due to the substantial uncertainty relating to distributions from Holding LLC, we account for our unconsolidated non-controlling 50% interest in Holding LLC as a preferred investment. We recognize income from the accretion of our investment in Holding LLC using the interest method. Our revenues are comprised primarily of the accretion of our investment in Holding LLC and fees received for the management of Operating LLC, National Onshore and National Offshore.

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

The results of operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current year presentation.

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

3.	Pending Merger and Extension of Due Date for Senior Notes

On December 7, 2005, we, NEG Oil & Gas, NEG, Inc, and, for certain purposes, American Real Estate Holding L.P. (“AREH”) entered into a merger agreement, pursuant to which we will be merged into NEG, Inc. NEG Oil & Gas, a wholly owned indirect subsidiary of AREP is the owner of 50.01% of our common stock. Immediately prior to the closing of the merger, NEG Oil & Gas will contribute all of its 50.01% ownership interest in us to AREP.

Upon consummation of the merger, the current holders of our common stock, including AREP, will receive shares of common stock of NEG, Inc. The transaction, which is conditioned upon the consummation of an initial public offering of common stock by NEG, Inc., may be terminated if the merger has not closed by December 1, 2006. As a result of the merger and immediately before the proposed initial public offering of NEG, Inc. common

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

stock, our former stockholders, other than AREP will own 49.9% of NEG, Inc. common stock and AREP will own the remaining percentage of NEG, Inc. common stock and one share of class B common stock.

As a result of the merger with NEG Inc., but without taking into account the issuance of NEG, Inc. common stock in the proposed initial public offering, each of the holders of our common stock, including AREP, will receive shares in NEG, Inc. representing, in the aggregate, a 7.990% economic interest in the entire equity of a combination or consolidation of entities that will include 100% of the equity interests in each of us, NEG Oil & Gas, Holding LLC, Operating LLC, National Onshore and National Offshore. Our public stockholders will receive, in exchange for their common stock in us, NEG, Inc. common stock representing 3.994% of such economic interest and AREP will receive, in exchange for its common stock in us, NEG, Inc. common stock representing a 3.996% economic interest. Including AREP’s existing ownership interest in NEG Oil & Gas, AREP will own a total of 96.006% of the economic interest in NEG Oil & Gas prior to the initial public offering of NEG, Inc.

The proposed initial public offering of NEG, Inc. common stock will result in the proportionate reduction of the economic interests to be received by our stockholders, including AREP, as a result of the merger. The economic interests to be received by our stockholders as a result of the merger are based on the assumption that the combined or consolidated entities will have net indebtedness of approximately $500 million at the time of the merger and are subject to adjustment to the extent that the actual amount of net indebtedness at such time is less than or greater than $500 million.

Following the merger, NEG, Inc. will be renamed National Energy Group, Inc. and will contribute certain of our assets and liabilities including our non-controlling 50% ownership interest in Holding LLC to NEG Oil & Gas.

NEG, Inc. has filed a Registration Statement on Form S-1 (333-131828) with the Securities and Exchange Commission to register its common stock in an initial public offering under the Securities Act of 1933. The number of shares to be offered and the price range of the offering have not been determined. The Registration Statement has not become effective. There can be no assurance that NEG, Inc. will complete an initial public offering or that the merger will be completed.

On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, the holder of our Senior Notes (see note 8), to extend the due date of the Senior Notes to April 1, 2007. On June 19, 2006, the due date on the Senior Notes was further extended to October 31, 2007.

4.	Management Agreements

The management and operation of Operating LLC is being undertaken by us pursuant to a Management Agreement (the “Operating LLC Management Agreement”) which we entered into with Operating LLC. However, neither our officers nor directors control the strategic direction of Operating LLC’s oil and natural gas business including oil and natural gas drilling and capital investments, which are controlled by the managing member of Holding LLC (currently NEG Oil & Gas). The Operating LLC Management Agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006, or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC; although the Operating LLC Management Agreement provides that the salary of our Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is warranted. However, we both have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee that we are paid. In addition,

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $1.2 million and $1.3 million in management fee income for the three month period ended June 30, 2005 and 2006 respectively. We recorded $2.3 million and $3.8 million in management fee income for the six month period ended June 30, 2005 and 2006, respectively, under this agreement.

On August 28, 2003, we entered into an agreement (the “National Onshore Management Agreement”) to manage National Onshore. The National Onshore Management Agreement was entered into in connection with a plan of reorganization for National Onshore proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn. The United States Bankruptcy Court, Southern District of Texas issued an order confirming the National Onshore Plan. NEG Oil & Gas owns all of National Onshore which is engaged in the exploration, production and transmission of oil and natural gas primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and Vice President, Secretary and General Counsel, respectively, have been appointed to the National Onshore Board of Directors and shall act as the two principal officers of National Onshore and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our Vice President and CFO, has been appointed Treasurer of National Onshore and its subsidiaries.

The National Onshore Management Agreement provides that we will be responsible for and have authority with respect to all of the day-to-day management of National Onshore’s business but we will not function as a Disbursing Agent as such term is defined in the National Onshore Plan. As consideration for our services in managing the National Onshore business, we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. The National Onshore Management Agreement is terminable (i) upon 30 days prior written notice by National Onshore, (ii) upon 90 days prior written notice by us, (iii) upon 30 days following any day where High River designees no longer constitute the National Onshore Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of National Onshore, or (iv) as otherwise determined by the Bankruptcy Court. We recorded $1.2 million and $1.2 million in management fee income for the three month period ended June 30, 2005 and 2006 respectively. We recorded $2.4 million and $2.4 million in management fee income for the the six months ended June 30, 2005 and 2006, respectively, relating to the National Onshore Management Agreement.

On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for National Offshore (“National Offshore Plan”). In connection with the National Offshore Plan, we entered into a Management Agreement with National Offshore (the “National Offshore Management Agreement”) pursuant to the Bankruptcy Court’s Order confirming the effective date of the National Offshore Plan. NEG Oil & Gas owns all of the outstanding stock of National Offshore. Mr. Bob G. Alexander, our President and CEO, has been appointed to National Offshore Board of Directors and shall act as National Offshore’s President. Mr. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to serve in the same capacities for National Offshore. Randall D. Cooley, our Vice President and CFO, has been appointed as Treasurer of National Offshore. In exchange for our management services, we receive a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating and administrating the National Offshore properties. We recorded $0.9 million and $1.0 million in management fee income for the three month period ended June 30, 2005 and 2006 respectively. We recorded $1.9 million and $2.9 million in management fee income for the six months ended June 30, 2005 and 2006, respectively, under this agreement.

5.	Related Party Transactions

At June 30, 2006, NEG Oil & Gas (a) owns 50.01% of our outstanding common stock, (b) holds all of our Senior Notes, (c) controls Holding LLC through its 50% managing membership interest, and (d) owns an option to acquire our 50% interest in Holding LLC. In addition, NEG Oil & Gas owns 100% of the equity of National Onshore and National Offshore. NEG Oil & Gas is a indirect wholly-owned subsidiary of AREP, which owns 99% of American Real Estate Holding L.P. (“AREH”). The general partner of AREH, American Property Investors, Inc.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a summary balance sheet of Holding LLC as of December 31, 2005 and June 30, 2006.

	December 31,	June 30,
	2005	2006
		(Unaudited)

Current assets	$66,133,994	$43,167,253
Net oil and natural gas properties (full-cost method)	318,365,787	350,274,755
Net other property and equipment	1,080,403	1,036,806
Other long-term assets	12,803	12,803

Total assets	$385,592,987	$394,491,617

Current liabilities	$55,225,458	24,897,500
Long-term liabilities	151,073,443	142,785,627
Members’ equity	179,294,086	226,808,490

Total liabilities and members’ equity	$385,592,987	$394,491,617

The following is a summary income statement for Holding LLC for the three and six months ended June 30, 2005 and 2006.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)

Total revenues — gross	$30,480,199	$31,127,981	$55,970,435	$61,232,555
Unrealized derivative gain (loss)	5,937,208	13,078,949	(16,683,155)	35,666,033

Total revenues	36,417,407	44,206,930	39,287,280	96,898,588
Total cost and expenses	(14,682,477)	(18,329,316)	(27,819,613)	(36,779,298)

Operating income	21,734,930	25,877,614	11,467,667	60,119,290
Interest income and other	(1,306,741)	(2,465,534)	(2,222,453)	(4,615,654)

Net income	$20,428,189	$23,412,080	$9,245,214	$55,503,636

For the six month period ended June 30, 2006, Holding LLC generated cash flows of $45.3 million from operating activities, and used $59.3 million in investing activities. Audited financial statements will be prepared and included in the Company’s Form 10K for the year ended December 31, 2006.

For the three and six month period ended June 30, 2006, Holding LLC recorded a $13.1 million increase and a $35.7 million increase, respectively, in total revenues as a result of marking to market their oil and gas derivatives. These are non-cash transactions.

The following is a rollforward of our Investment in Holding LLC as of June 30, 2006:

Investment in Holding LLC at December 31, 2005	$116,127,681
Accretion of investment in Holding LLC	27,229,917
Guaranteed payment received	(7,989,239)

Investment in Holding LLC at June 30, 2006	$135,368,359

The Holding LLC Operating Agreement requires that distributions shall be made to both us and NEG Oil & Gas as follows:

1. Guaranteed Payments are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to NEG Oil & Gas

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

including the amount of our 10.75% Senior Notes. As of June 30, 2006, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

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

As a condition to the Mizuho facility, we, Gascon (currently NEG Oil & Gas), Holding LLC and Operating LLC executed and delivered at the closing certain Pledge Agreements and Irrevocable Proxies in favor of Bank of Texas, N.A., its successors and assigns, the (“Pledge Agreement”). Pursuant to the terms of the Pledge Agreement, in order to secure the performance of the obligations of Operating LLC (i) we and NEG Oil & Gas have pledged our respective 50% membership interests in Holding LLC (such interests constituting 100% of the outstanding equity membership interest of Holding LLC); (ii) Holding LLC has pledged its 100% equity membership interest in Operating LLC; and (iii) Operating LLC has pledged its 100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (i), (ii) and (iii) above are collectively referred to as the “Collateral”). The

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Pledge Agreements also provide for a continuing security interest in the Collateral and that Bank of Texas, N.A. as the Collateral Agent is the duly appointed attorney-in-fact of Operating LLC. The Collateral Agent may take all action deemed reasonably necessary for the maintenance, preservation and protection of the Collateral and the security interest therein until such time that all of Operating LLC’s obligations under the NEG Oil & Gas Facility are fulfilled, terminated or otherwise expired. If under the NEG Oil & Gas Facility an event of default shall have occurred and is continuing, the Collateral Agent may enforce certain rights and remedies, including, but not limited to the sale of the Collateral, the transfer of all or part of the Collateral to the Collateral Agent or its nominee and/or the execution of all endorsements, assignments, stock powers and other instruments of conveyance or transfer with respect to all or part of the Collateral.

On December 22, 2005, NEG Oil & Gas entered into a credit agreement dated as of December 20, 2005, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and other lender parties thereto (the “NEG Oil & Gas Facility”). Under the NEG Oil & Gas Facility, NEG Oil & Gas will be permitted to borrow up to $500 million, and the initial borrowing base is set at $335 million. The NEG Oil & Gas Credit Facility is secured by substantially all the assets of NEG Oil & Gas and its subsidiaries, has a five-year term and permits payments and reborrowings, subject to a borrowing base calculation based on the proved oil and natural gas reserves of NEG Oil & Gas and its subsidiaries.

NEG Oil & Gas used a portion of the initial $300 million funding under the NEG Oil & Gas Facility to purchase the Mizuho indebtedness of Operating LLC of $130.9 million plus accrued interest of $1.5 million. We have previously pledged our interest in Holding LLC as collateral under the Mizuho facility. Similarly, Holding LLC had previously pledged as collateral under the Mizuho facility its 100% equity interest in Operating LLC. In addition, Operating LLC had previously pledged its oil and natural gas properties, equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business as collateral under the facility.

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

The Restated Credit Agreement provides for a loan commitment amount of up to $180 million, including a letter of credit commitment of up to $1 million, subject to certain borrowing base and other limitations. At June 30, 2006, Operating LLC owed approximately $132.4 million plus accrued interest of $0.1 million under the Restated Credit Agreement and had no outstanding letters of credit.

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

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Senior Notes Due 2007

Upon confirmation of the Joint Plan, the Senior Notes were held in their entirety by Arnos and its affiliates. Effective June 30, 2005 and 2006, the Senior Notes were held by NEG Oil & Gas. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and originally matured in November 2006. On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as the holder of the Senior Notes, to extend the due date of the Senior Notes to April 1, 2007. On June 19, 2006, the due date was further extended to October 31, 2007. The Senior Notes are senior, unsecured obligations that rank pari passu with all of our existing and future senior indebtedness, and senior in right of payment to all future subordinated indebtedness that we may incur. Subject to certain limitations set forth in the indenture covering the Senior Notes (the “Indenture”), we and our subsidiaries may incur additional senior indebtedness and other indebtedness.

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

We are unable to reasonably determine the fair value of the Senior Notes at June 30, 2006, due to a lack of available market quotations, credit ratings and inability to determine an appropriate discount rate.

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

At June 30, 2006, we had net operating loss carryforwards available for federal income tax purposes of approximately $83.9 million which begin expiring in 2018. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in our opinion, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, we again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, more likely than not we will realize a partial benefit from the loss carryforwards. Accordingly, we recorded a deferred tax asset of $14.5 million, and $7.6 million as of December 31, 2005 and June 30, 2006, respectively. Ultimate realization of the deferred tax asset is dependent upon, among other factors, our ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

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

Overview of our Business

We are a management company engaged in the business of managing the exploration, development, production and operations of oil and natural gas properties, primarily located in Texas, Oklahoma, Arkansas and Louisiana (both onshore and in the Gulf of Mexico). We manage the oil and natural gas operations of NEG Operating LLC (“Operating LLC”), National Onshore LP, (“National Onshore”) and National Offshore LP, (“National Offshore”), all of which are affiliated entities. Our principal assets are our unconsolidated non-controlling 50% membership interest in NEG Holding LLC (“Holding LLC”) and the management agreements with Operating LLC, National Onshore and National Offshore.

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

As mandated by the Plan of Reorganization and the bankruptcy court, on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding cash of $4.3 million to Holding LLC. In exchange, we received a non-controlling 50% membership interest in Holding LLC. Gascon Partners (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for the remaining 50% managing ownership interest. Holding LLC is controlled by the managing member NEG Oil & Gas LLC. Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. Concurrently, we entered into a management and operating agreement to manage the operations of Operating LLC.

In August 2003 and November 2004, we entered into agreements to manage the operations of National Onshore and National Offshore, respectively. Both National Onshore and National Offshore are owned by NEG Oil & Gas LLC (“NEG Oil & Gas”), also an affiliated entity.

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

Ownership and Control of Outstanding Stock

NEG Oil & Gas owns 50.01% of our outstanding common stock at June 30, 2006. NEG Oil & Gas is a wholly-owned subsidiary of American Real Estate Partners, LLP (“AREP”), which owns 99% of American Real Estate Holdings L.P. (“AREH”). NEG Oil & Gas owns all of our Senior Notes. The general partner of AREH, American Property Investors, Inc. (“API”), is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership

(“High River”), AREP, which owns 99% of AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch, one of our directors, is a director and the Executive Vice President of AREH. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus and Arnos. High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. Our policy is to engage in transactions with related parties on terms that, in our opinion, are no less favorable to us than could be obtained from unrelated parties.

On June 30, 2005, AREP purchased Gascon’s managing membership interest in Holding LLC, including Holding LLC’s 100% ownership interest in Operating LLC, together with Gascon’s option to redeem our interest in Holding LLC (see “Redemption Provision in the Holding LLC Operating Agreement”), and concurrently contributed the interest and redemption option to NEG Oil & Gas.

Pending Merger

On December 7, 2005, we, NEG Oil & Gas, NEG, Inc. and, for certain purposes, AREH entered into a merger agreement, pursuant to which we agreed to be merged into NEG, Inc (the “Merger Agreement”). NEG Oil & Gas, a wholly owned indirect subsidiary of AREP, is the owner of 50.01% of our common stock. Immediately prior to the closing of the merger, NEG Oil & Gas will contribute all of its 50.01% ownership interest in us to AREP.

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

Upon consummation of the merger with NEG Inc., the current holders of our common stock will receive shares of common stock of NEG, Inc. The transaction, which is conditioned upon the consummation of an initial public offering of common stock by NEG, Inc., may be terminated if the merger has not closed by December 1, 2006.

Following the merger, NEG, Inc. will be renamed National Energy Group, Inc. and will contribute certain of our assets and liabilities including our non-controlling 50% ownership interest in Holding LLC to NEG Oil & Gas.

As a result of the merger with NEG Inc., but without taking into account the issuance of NEG, Inc. common stock in the initial public offering, the holders of our common stock will receive shares in NEG, Inc. representing, in the aggregate, a 7.990% economic interest in the entire equity of a combination or consolidation of entities that will include 100% of the equity interests in each of us, NEG Oil & Gas, Holding LLC, Operating LLC, National Onshore and National Offshore. Our public stockholders will receive, in exchange for their common stock in us, NEG, Inc. common stock representing 3.994% of such economic interest and AREP will receive, in exchange for its common stock in us, NEG, Inc. common stock representing a 3.996% economic interest. Including AREP’s existing ownership interest in NEG Oil & Gas, AREP will own a total of 96.006% of the economic interest in NEG Oil & Gas prior to the initial public offering of NEG, Inc. As a result of the merger and immediately before the proposed initial public offering of NEG, Inc. common stock, our former stockholders, other than AREP will own 49.9% of NEG, Inc. common stock and AREP will own the remaining percentage of NEG, Inc. common stock and one share of class B common stock.

The proposed initial public offering of NEG, Inc. common stock will result in the proportionate reduction of the economic interests to be received by our stockholders including AREP, as a result of the merger with NEG Inc. The economic interests to be received by our stockholders as a result of the merger are based on the assumption that the combined or consolidated entities will have net indebtedness of approximately $500 million at the time of the merger and are subject to proportionate adjustment to the extent that the actual amount of net indebtedness at such time is less than or greater than $500 million.

NEG, Inc. has filed a Registration Statement on Form S-1 (333-131828) with the Securities and Exchange Commission to register its common stock in an initial public offering under the Securities Act of 1933. The number of shares to be offered and the price range of the offering have not been determined. The Registration Statement has not become effective. There can be no assurance that NEG, Inc. will complete an initial public offering or that the merger will be completed.

Senior Notes Due Date Extension

On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as the holder of our Senior Notes, to extend the due date of the Senior Notes to April 1, 2007. On June 19, 2006, the due date was further extended to October 31, 2007.

Expiration of Operating LLC Management Agreement

The management agreement with Operating LLC (see “Management Agreements”) will terminate on November 1, 2006, unless extended by NEG Oil & Gas.

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

Order of Distributions

Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to us and NEG Oil & Gas shall be made in the following order:

1. Guaranteed payments (“Guaranteed Payments”) are to be paid to us, calculated on an annual interest rate of 10 3/4% on the outstanding priority amount (“Priority Amount”). The Priority Amount includes all outstanding debt owed to NEG Oil & Gas, including the amount of the 10 3/4% Senior Notes. As of June 30, 2006, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

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

We recorded $1.2 million and $1.3 million in management fee income for the three months ended June 30, 2005 and 2006, respectively, under this agreement. We recorded $2.3 million and $3.8 million in management fee income for the six months ended June 30, 2005 and 2006, respectively, under this agreement.

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

We recorded $1.2 million and $1.2 million in management fee income for the three months ended June 30, 2005 and 2006, respectively, under this agreement. We recorded $2.4 million and $2.4 million in management fee income for the six months ended June 30, 2005 and 2006, respectively, under this agreement.

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

We recorded $0.9 million and $1.0 million in management fee income for the three months ended June 30, 2005 and 2006, respectively, under this agreement. We recorded $1.9 million and $2.9 million in management fee income for the six months ended June 30, 2005 and 2006, respectively, under this agreement.

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

Draws made under the credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. As of June 30, 2006 the outstanding balance under the Restated Credit Agreement was $132.4 million.

Senior Notes

Upon confirmation of the Joint Plan, the Senior Notes were held in their entirety by Arnos and its affiliates. Effective June 30, 2005, the Senior Notes are held by NEG Oil & Gas. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and originally matured in November 2006. On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as the holder of the Senior Notes, to extend the maturity date of the Senior Notes to April 1, 2007. On June 19, 2006, the due date was further extended to October 31, 2007. The Senior Notes are senior, unsecured obligations that rank pari passu with all of our existing and future senior indebtedness, and senior in right of payment to all future subordinated indebtedness that we may incur. Subject to certain limitations set forth in the indenture covering the Senior Notes, we and our subsidiaries may incur additional senior indebtedness and other indebtedness.

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

Accretion income is based on our best estimates of timing of cash flows of distributions and could vary significantly from the expected amounts.

Management Fees from Affiliates

During the six month period ended June 30, 2005 and 2006, we received management fees from the management agreements described above as follows:

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2005	2006	2005	2006

Operating LLC	$1,153,488	$1,317,066	$2,258,930	$3,822,729
National Onshore	1,227,232	1,194,840	2,394,124	2,407,009
National Offshore	865,116	987,799	1,867,302	2,867,047

Total	$3,245,836	$3,499,705	$6,520,356	$9,096,785

Costs and Expenses

Our cost and expenses are as follows:

	Three Month Period Ended
	June 30,
	2005	2006	Variance	%

Salaries and wages	$1,874,818	$2,008,447	$133,629	7%
Insurance	197,879	236,058	38,179	19%
Rent and utilities	216,952	205,081	(11,871)	(5)%
Other G&A Expenses	616,714	814,710	197,996	32%
Interest expense	3,485,096	3,485,096	—	—

Total cost & expenses	$6,391,459	$6,749,392	$357,933	6%

	Six Month Period Ended
	June 30,
	2005	2006	Variance	%

Salaries and wages	$3,945,261	$6,071,897	$2,126,636	54%
Insurance	381,406	494,174	112,768	30%
Rent and utilities	397,798	402,724	4,926	1%
Other G&A Expenses	1,236,942	2,421,872	1,184,930	96%
Interest expense	6,970,190	6,970,190	—	—

Total cost & expenses	$12,931,597	$16,360,857	$3,429,260	27%

Salaries and wages increased $0.1 million during the three months ended June 30, 2006 and $2.1 million during the six month period ended June 30, 2006 over the comparable periods in 2005 due to the payment of employee incentive bonuses and increased personnel. Approximately $1.7 million of the increase for the six months ended June 30, 2006 was due to the payment of cash bonuses under our management incentive plan. In 2005, the Company adopted the management incentive plan for substantially all full-time salaried employees. Awards under the Management Incentive Plan are based on the achievement of annual performance targets of the managed companies and individual performance. Plan awards are paid in cash and in a deferred compensation component which is vested over a three year period. The remainder of the increase in salaries and wages was due to higher salaries and increased personnel.

The increase in insurance expense for the three months ended June 30, 2006 and six months ended June 30, 2006 from the comparable periods in 2005 was primarily due to an overall increase in insurance rates and increased personnel.

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

Interest expense was unchanged for the three and six months ended June 30, 2006 as compared to the same periods in 2005.

Liquidity and Capital Resources

Six Months Ended June 30, 2006, Compared with Six Months Ended June 30, 2005

Net cash used in operating activities was $8.2 million for the six months ended June 30, 2006, compared to net cash used in operating activities of $6.3 million for the six months ended June 30, 2005. The increase in cash flows used in operating activities is primarily due to the payment of employee incentive bonuses and increased other G&A expenses in 2006.

Net cash provided by investing activities was $8.0 million for the six months ended June 30, 2006 and 2005.

There was no cash used in or provided by financing activities for the six months ended June 30, 2006 and 2005.

The Guaranteed Payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of October 13, 2007. The fees received under the Management Agreement, the National Onshore Management Agreement and the National Offshore Management Agreement are expected to be sufficient to fund our operations. Upon confirmation of the Joint Plan, the Senior Notes were held in their entirety by Arnos and its affiliates. Effective June 30, 2005, the Senior Notes are held by NEG Oil & Gas. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and originally matured in November 2006. On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as holder of the Senior Notes, to extend the due date of the Senior Notes to April 1, 2007. On June 19, 2006, the due date was further extended to October 13, 2007. The Senior Notes are senior, unsecured obligations that rank pari passu with all of our existing and future senior indebtedness, and senior in right of payment to all future subordinated indebtedness that we may incur. Subject to certain limitations set forth in the indenture covering the Senior Notes, we and our subsidiaries may incur additional senior indebtedness and other indebtedness.

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

Our working capital surplus at June 30, 2006 was $1.5 million compared to a working capital surplus at June 30, 2005 of $2.8 million.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Inflation

Although certain of our costs and expenses are affected by the level of inflation, inflation did not have a significant effect on our results of operations during the six months ended June 30, 2005 and 2006.

Off Balance Sheet Arrangements

We have no off balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2005 and 2006, we had no exposure to interest, currency or commodity risk.

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

Changes In Internal Control Over Financial Reporting

No change in our internal control over the financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

During 2000 and 2001, we entered into several derivative contracts with Enron North America Corp (“Enron NAC”). In 2001, Enron Corporation and many Enron Corporation affiliates and subsidiaries, including Enron NAC filed for protection under Chapter 11 of the US bankruptcy code. Operating LLC has filed a claim for damages in that bankruptcy proceeding. The derivative contracts related to production from oil and natural gas properties were subsequently contributed to Holding LLC and then to Operating LLC. We have filed a claim for damages in the Enron NAC bankruptcy proceeding and we have an appointed representative to the official committee of unsecured creditors. Our claim represents a hedge against future oil and natural gas prices and does not reflect a cash gain or loss. Any recoveries from Enron NAC will become the property of Holding LLC as a result of our contribution to Holding LLC.

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

August 14, 2006

By:	/s/ RANDALL D. COOLEY
Randall D. Cooley
Vice President and Chief Financial Officer

August 14, 2006

INDEX TO EXHIBITS

2.1	Debtors Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated May 12, 2000(4)
2.2	Debtor’s and Official Committee of Unsecured Creditors Joint Disclosure Statement under Section 1125 of the Bankruptcy Code Regarding the Debtor’s and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated May 12, 2000(4)
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(5)
3.2	By-laws of the Company(1)
3.3	Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003(8)
4.1	Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the “Guarantor”), formerly NEG-OK, and Bank One, Columbus, N.A.(2)
4.2	Indenture dated August 21, 1997, among the Company and Bank One, N.A.(3)
10.1	NEG Holding LLC Operating Agreement dated May 1, 2001 between the Company and Gascon Partners.(6)
10.2	NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(6)
10.3	Shana National LLC Amended and Restated Operating Agreement dated September 12, 2001 executed by NEG Operating LLC.(6)
10.4	Management Agreement dated September 12, 2001 between the Company and NEG Operating LLC.(6)
10.5	Final Decree of Bankruptcy Court(7)
10.6	Management Agreement with National Onshore LP dated August 28, 2003(8)
10.7	Credit Agreement dated as of December 29, 2003 among NEG Operating LLC, Certain Commercial Lending Institutions, Mizuho Corporate Bank, Ltd., Bank of Texas N.A., and the Bank of Nova Scotia(9)
10.8	Security Agreement dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)
10.9	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)
10.10	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by National Energy Group, Inc. in favor of Bank of Texas, N.A.(9)
10.11	First Amendment to the Credit Agreement dated April 5, 2004 among NEG Operating LLC, certain commercial lending institutions, Mizuho Corporate Bank LTD, Bank of Texas N.A. and the Bank of Nova Scotia(11)
10.12	Management Agreement effective November 16, 2004 between NEG and National Offshore LP.(12)
10.13	National Energy Group, Inc. Incentive Plan(13)
10.14	Agreement and Plan of Merger dated as of December 7, 2005, by and among National Energy Group, Inc., NEG Oil & Gas LLC, NEG IPOCO, Inc. and American Real Estate Holdings Limited Partnership.(14)
10.15	Amended and Restated Credit Agreement, dated as of December 22, 2005, among NEG Operating LLC, NEG Oil & Gas LLC and Citicorp USA, Inc.(15)
10.16	Affirmation of Obligations Among NEG Operating LLC, NEG Holding LLC, Shana National LLC, NGX GP of Delaware LLC, NGX of Delaware LLC NGX Energy Limited Partnership, AREP Oil & Gas LLC and Citicorp USA, Inc. dated December 20, 2005(16)
10.17	Supplemental Indenture dated March 16, 2006(16)
10.18	Supplemental Indenture dated June 19, 2006(17)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(18)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(18)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(18). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed”
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(18). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed”

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33-38331), dated April 3, 1991.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to the Company’s Form S-4 (No. 333-38075), filed October 16, 1997.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Form 8-K filed January 14, 2004.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2004.

(13)	Incorporated by reference to the Company’s Form 8-K, filed November 12, 2004.

(14)	Incorporated by reference to the Company’s Form 8-K, filed December 8, 2005.

(15)	Incorporated by reference to the Company’s Form 8-K, filed December 29, 2005.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(17)	Incorporated by reference to the Company’s Form 8-K, filed June 28, 2006

(18)	Filed herewith.