Form 10-Q
period 2006-09-30
NATIONAL ENERGY GROUP INC
filed 2006-11-09
CIK 870756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-19136 (Common Stock)

National Energy Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-1922764
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.	)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

11,190,650 shares of the registrant’s Common Stock, $0.01 par value, were outstanding on November 8, 2006.

NATIONAL ENERGY GROUP, INC.

IMPORTANT EXPLANATORY NOTE

As set forth in Note 1, Subsequent Event in our Notes to Financial Statements, on October 25, 2006, National Energy Group, Inc. entered into an agreement (the “Agreement”) with certain of our affiliates which, if consummated following the satisfaction of the conditions to the Agreement,will result in (i) the sale of our unconsolidated non-controlling 50% membership interest in NEG Holding LLC to an affiliate for cash, (ii) the repayment of our outstanding 10.75% Senior Notes due October 31, 2007, (iii) the cancellation of our management agreements with NEG Operating LLC, National Onshore LP and National Offshore LP and (iv) the termination of our Agreement and Plan of Merger dated December 7, 2005 with NEG Oil & Gas LLC, NEG, Inc. and, for certain limited purposes, American Real Estate Holdings Limited Partnership. This Quarterly Report on Form 10-Q (“Quarterly Report”), including the financial statements and other disclosures included herein, does not give effect to the consummation of the Agreement. If the Agreement is eventually consummated, we will report the same in a timely filed Current Report on Form 8-K and ultimately in our Annual Report on Form 10-K for the year ending December 31, 2006.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. The words “anticipate,” “expect,” “estimate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events, or developments that we expect or anticipate will or may occur in the future, relating to the operations of National Energy Group, Inc. or our unconsolidated non-controlling 50% equity interest in NEG Holding LLC and its subsidiary, NEG Operating LLC, including such things as whether the Agreement noted in the Important Explanatory Note set forth above will be consummated, the impact thereof on the Agreement and Plan of Merger referenced therein, estimated future net revenues from oil and natural gas reserves and the present value thereof, drilling of wells, future production of oil and natural gas, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion, and growth of our business and operations, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding the interest, belief or current expectations of our management, directors, or our officers regarding such matters. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors (see Item 1A — Risk Factors) discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2005, uncertainties relating to strategic decisions of NEG Oil & Gas LLC, as the managing member of NEG Holding LLC and the principal owner of the other companies that we manage, future oil and natural gas prices, future operating costs, severance and excise taxes, general economic, market or business conditions, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other oil and natural gas companies, changes in laws or regulations, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our company or our business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

In this Quarterly Report, unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing National Energy Group, Inc.

NATIONAL ENERGY GROUP, INC.

BALANCE SHEETS

	December 31,	September 30,
	2005	2006
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,059,007	$3,580,269
Accounts receivable — affiliates	1,659,816	1,415,668
Other	339,843	419,401

Total current assets	5,058,666	5,415,338
Investment in Holding LLC	116,127,681	150,973,670
Deferred tax assets	14,540,446	12,093,956

Total assets	$135,726,793	$168,482,964

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$435,594	$1,085,113
Income tax payable	151,270	87,897
Accrued interest on senior notes — affiliates	2,663,080	6,657,699

Total current liabilities	3,249,944	7,830,709
Long term liabilities:
Senior notes — affiliates	148,637,000	148,637,000
Deferred gain on senior note redemption	1,698,413	169,842
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value:
Authorized shares — 15,000,000 at December 31, 2005 and September 30, 2006; Issued and outstanding shares — 11,190,650 at December 31, 2005 and September 30, 2006	111,907	111,907
Additional paid-in capital	123,020,121	123,020,121
Accumulated deficit	(140,990,592)	(111,286,615)

Total stockholders’ (deficit) equity	(17,858,564)	11,845,413

Total liabilities and stockholders’ (deficit) equity	$135,726,793	$168,482,964

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(Unaudited)

Revenues:
Accretion of Investment in Holding LLC	$11,557,343	$15,605,311	$32,001,069	$42,835,228
Management fees from affiliates	3,666,768	4,052,661	10,187,124	13,149,446
Interest income and other, net	24,248	18,436	52,300	46,081

Total revenues	15,248,359	19,676,408	42,240,493	56,030,755
Cost and expenses:
Salaries and wages	2,446,931	2,840,251	6,392,192	8,912,147
Insurance	203,939	280,259	585,345	774,432
Rent and utilities	205,387	213,650	603,185	616,374
Other general and administrative expenses	845,691	763,550	2,082,632	3,185,421
Interest expense	3,485,096	3,485,096	10,455,287	10,455,287

Total costs and expenses	7,187,044	7,582,806	20,118,641	23,943,661

Income before income taxes	8,061,315	12,093,602	22,121,852	32,087,094
Income tax (expense) benefit	(2,821,461)	4,634,619	(7,742,649)	(2,383,117)

Net income	$5,239,854	$16,728,221	$14,379,203	$29,703,977

Earnings per common share:
Net income per common share	$.47	$1.49	$1.28	$2.65

Weighted average number of common shares outstanding	11,190,650	11,190,650	11,190,650	11,190,650

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF CASH FLOWS

	Nine Months
	Ended September 30,
	2005	2006
	(Unaudited)

Operating Activities:
Net income	$14,379,203	$29,703,977
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of Investment in Holding LLC	(32,001,069)	(42,835,228)
Deferred gain amortization — interest reduction	(1,528,571)	(1,528,571)
Deferred income tax expense	7,742,649	2,446,490
Changes in operating assets and liabilities:
Accounts receivable	1,019,185	89,552
Other current assets	97,279	75,038
Accounts payable and accrued liabilities	4,296,636	4,580,765

Net cash used in operating activities	(5,994,688)	(7,467,977)

Investing Activities:
Guaranteed payment from Holding LLC	7,989,239	7,989,239

Net cash provided by investing activities	7,989,239	7,989,239

Increase in cash and cash equivalents	1,994,551	521,262
Cash and cash equivalents at beginning of period	2,487,672	3,059,007

Cash and cash equivalents at end of period	$4,482,223	$3,580,269

Supplemental cash flow information
Interest paid in cash	$7,989,239	$7,989,239

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(2006 Amounts Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2005	11,190,650	$111,907	$123,020,121	$(140,990,592)	$(17,858,564)
Net income	—	—	—	29,703,977	29,703,977

Balance at September 30, 2006	11,190,650	$111,907	$123,020,121	$(111,286,615)	$11,845,413

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)
September 30, 2006

1.	Subsequent Event

Prior Merger Agreement and Pending Transaction With SandRidge Energy

On October 25, 2006, we entered into an agreement dated such date (the “Agreement”) with NEG Oil & Gas LLC (“NEG Oil & Gas”), NEG, Inc. (“IPO Co”) and American Real Estate Holdings Limited Partnership (“AREH”) pertaining to the possible purchase of our unconsolidated non-controlling 50% membership interest in NEG Holding LLC (“Holding LLC”) by an affiliate on the terms set forth therein.

We had previously announced on December 7, 2005 that we had entered into an Agreement and Plan of Merger dated such date (the “Merger Agreement”) with NEG Oil & Gas, IPO Co and, for certain purposes, AREH, pursuant to which we were to have been merged into IPO Co in connection with its proposed initial public offering. NEG Oil & Gas, which is a wholly-owned indirect subsidiary of American Real Estate Partners, L.P. (“AREP”), is the owner of 50.01% of our common stock.

On September 11, 2006, we publicly announced that we had been advised that on September 7, 2006 Riata Energy, Inc. DBA SandRidge Energy, Inc. (“SandRidge”), and AREP entered into a letter of intent (the “Letter of Intent”) pursuant to which SandRidge obtained an option to acquire NEG Oil & Gas, which holds all of AREP’s oil and gas investments. The transaction would include, among other things, the acquisition by NEG Oil & Gas or Holding LLC of our membership interest in Holding LLC through the purchase option set forth in Section 5.4 of Holding LLC’s Operating Agreement dated as of May 1, 2001 (the “Holding LLC Operating Agreement”). The transaction would not include the acquisition of any of our common stock by SandRidge. The transaction also contemplates that the management agreements pursuant to which we manage the operations of NEG Operating LLC (“Operating LLC”), National Onshore L.P. ( “National Onshore” or “Onshore LP”) and National Offshore L.P. (“National Offshore” or “Offshore LP”) will be terminated. We will have a limited number of employees after this transaction. The Letter of Intent is subject to a number of conditions. We are not a party to the Letter of Intent.

Under Section 5.4 of the Holding LLC Operating Agreement, NEG Oil & Gas, or its successor, at any time, in its sole discretion, is permitted to purchase our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated.

As publicly announced on September 11, 2006, we have been evaluating the impact of the Letter of Intent on us, including on the Merger Agreement. Our previously established Special Committee, consisting of an independent disinterested member of our Board of Directors (the “Special Committee”), participated in the evaluation process. Based on the Special Committee’s extensive review of relevant information and circumstances, the Special Committee recommended that our Board of Directors approve the Agreement, and based on such recommendation, our Board of Directors approved the Agreement, which was executed on October 25, 2006.

The Agreement With NEG Oil & Gas

A summary of the Agreement, which is qualified in its entirety by reference to the full text of the Agreement incorporated by reference as an exhibit to this Quarterly Report on Form 10-Q (“Quarterly Report”), is as follows:

1. No action by any party in furtherance of the transactions contemplated by the Letter of Intent shall in any event be or be deemed to be a breach of the Merger Agreement or any representations, warranties, covenants or other provisions thereof (including, without limitation, Section 4.2 thereof).

2. The Merger Agreement will terminate pursuant to Section 6.1(a) thereof automatically, without any further action required, upon the transfer of all of our membership interest in Holding LLC as provided below.

3. In recognition of the fact that, as contemplated in the Letter of Intent, NEG Oil & Gas or one of its affiliates intends to purchase or to cause Holding LLC to purchase (such purchaser, the “Interest Buyer”) all of our membership interest in Holding LLC pursuant to Section 5.4 of the Holding LLC Operating Agreement in connection with the closing, if any, of AREP’s transaction with SandRidge contemplated in the Letter of Intent, we agreed that, effective upon delivery of notice (the “Exercise Notice”) by NEG Oil & Gas to us stating that the purchase rights under Section 5.4 of the Holding LLC Operating Agreement were being exercised by the Interest Buyer and the payment of the sum specified below, (x) all of our right, title and interest in Holding LLC shall automatically be and be deemed to be, transferred, assigned conveyed and sold to the Interest Buyer and we shall cease to be a member of Holding LLC or have any rights, powers or interests therein or under the Holding LLC Operating Agreement and (y) we will cease to have (and release and shall be deemed to have released): (I) any right to receive any payment or distribution from Holding LLC or its subsidiaries or (II) any other right or claim with respect to Holding LLC or its subsidiaries, in the case of each of (I) and (II) associated with, arising out of or relating to its membership interest in Holding LLC, other than the right to receive the payment contemplated below.

4. NEG Oil & Gas agreed that upon delivery of the Exercise Notice: (i) the Interest Buyer will cause to be delivered to us approximately $261.1 million (the “Payment”), which the parties agree (subject to the assumptions noted in the next paragraph) is the amount owing to us under Section 5.4 of the Holding LLC Operating Agreement; and (ii) the liens in favor of NEG Oil & Gas with respect to our membership interest in Holding LLC under the NEG Operating LLC credit facility will be released and terminated.

Investors should note that the amount of the Payment assumed that the closing, if any, of AREP’s transaction with SandRidge contemplated in the Letter of Intent was to have occurred on November 1, 2006. At this time, we are unable to predict when the closing date, if any, of such transaction will take place. We will update this information once we have been advised of the closing schedule. As a result, the amount of the Payment ultimately will be adjusted to take into account the appropriate accrual of interest on our 10.75% senior notes due October 31, 2007 (the “Senior Notes”) from and after November 1, 2006 and the appropriate distribution to NEG Oil & Gas under Article VI of the Holding LLC Operating Agreement in respect of its 50% membership interest in Holding LLC. The amount of the Payment is based on the Special Committee’s determination, based on all relevant information and circumstances, that the fair market valuation for Holding LLC’s assets is $700 million, net of indebtedness of approximately $132 million, for purposes of Section 5.4 of the Holding LLC Operating Agreement, which contemplates (as noted above) a deemed sale by Holding LLC of all of its assets for fair market value followed by its deemed liquidation. In connection with such deemed liquidation, under Article VI of the Holding LLC Operating Agreement, such net fair market valuation will be subjected to the distribution protocols set forth therein in order to determine the amounts to be distributed to us and NEG Oil & Gas in connection with the assumed purchase of our membership interest in Holding LLC upon the anticipated consummation, if any, of the transactions contemplated by the Letter of Intent. In general, said Article will require (based on the assumed November 1, 2006 closing date referenced above) aggregate priority distributions to NEG Oil & Gas of approximately $177.8 million, with the remaining approximately $522.2 million to be distributed in equal payments of approximately $261.1 million to each of us and NEG Oil & Gas. The foregoing summary of the provisions of the Holding LLC Operating Agreement is qualified in its entirety by reference to the full text thereof filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

5. Upon receipt of the Payment, we will pay in full the amount of principal and outstanding interest owing under our Senior Notes, the principal amount of which is approximately $148.6 million.

6. After payment of the Senior Notes, we will retain approximately $112.5 million from the Payment (based on the assumed November 1, 2006 closing date referenced above), approximately $37 million of which is anticipated to be distributed to our common stockholders (through a dividend or tender offer).

7. At the time the Payment is delivered, automatically and without any further action necessary: (i) the management agreements between us and each of National Onshore, National Offshore and Operating LLC will be terminated; and (ii) any assets or property of NEG Oil & Gas and its subsidiaries owned by them but in our possession (including, without limitation, information technology, software and data relevant to the oil and gas operations of NEG Oil & Gas or its subsidiaries) will be transferred and delivered to NEG Oil & Gas or its subsidiaries, as designated by NEG Oil & Gas.

Post Transaction Status of National Energy Group, Inc.

If the transactions contemplated by the Letter of Intent and the Agreement are consummated, our membership interest in Holding LLC is purchased, the Senior Notes are fully paid and our management agreements with Operating LLC, National Onshore and National Offshore are terminated, our assets will consist primarily of our cash balances, which, as noted above, are anticipated to approximate $112.5 million (based on the assumed November 1, 2006 closing date referenced above), and our only known liabilities will consist of the tax liability noted in the next sentence, any amounts due under such management agreements and our short term liabilities relating to our operations, such as employee payroll, legal fees and trade payables, which are not anticipated to be significant. We also anticipate that, assuming the purchase of our membership interest in Holding LLC in 2006, and based on currently available information, our 2006 federal and state income tax liability could range from approximately $28 to $35 million.

As noted above, assuming that our membership interest in Holding LLC is purchased pursuant to Section 5.4 of the Holding LLC Operating Agreement and our Senior Notes are repaid in full, it is anticipated that we will distribute to our common stockholders through a dividend or a tender offer, an aggregate of approximately $37 million out of our then available cash balances. There can be no assurance that such distribution will take place.

Following any such distribution and after giving effect to any necessary tax reserves or payments and the repayment of the Senior Notes, we will continue to retain significant cash balances (approximating, based on currently available information and based on the assumed November 1, 2006 closing date referenced above, $40 to $47 million). In such event, our Board of Directors intends to consider the appropriate application of such funds, including but not limited to the possible acquisition of producing oil and gas properties and related businesses and assets or the equity in another entity which owns such properties, businesses and assets.

There can be no assurance that our Board of Directors will authorize any such transaction or, if so authorized, that we will successfully identify, or consummate the acquisition of, appropriate assets or businesses. Under such circumstances, investors should note that our principal business operations could be the management, through only a limited number of remaining employees, of our then available cash balances for an indefinite period of time.

There can be no assurance that the purchase of our membership interest in Holding LLC will occur. AREP intends to exercise its option to purchase the membership interest only if AREP’s previously announced transaction under the Letter of Intent with SandRidge is completed.

In the event that the transactions contemplated by the Letter of Intent and the Agreement are not consummated, then we will remain subject to the terms of the Merger Agreement, which includes an agreed upon termination date of December 1, 2006 in the event the transactions contemplated by the Merger Agreement have not been consummated by that date. There can be no assurance that the transactions contemplated by the Merger Agreement will be consummated under such circumstances.

As referenced previously, the Agreement was entered into on October 25, 2006, following the completion of our third-quarter ended September 30, 2006. This Quarterly Report, including the financial statements and other disclosures included herein, does not give effect to the consummation of the Letter of Intent or the Agreement. If the Letter of Intent and the Agreement are eventually consummated, we will report the same in a timely filed Current Report on Form 8-K and ultimately in our Annual Report on Form 10-K for the year ending December 31, 2006.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Basis of Presentation and Background

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X and are fairly presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Our quarterly financial data should be read in conjunction with our financial statements for the year ended December 31, 2005 (including the notes thereto), set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. Our quarterly financial data does not give effect to the subsequent event described in Note 1.

The results of operations for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current year presentation.

Background

We are a management company engaged in the business of managing the exploration, development, production and operations of oil and natural gas properties, primarily located in Texas, Oklahoma, Arkansas and Louisiana (both onshore and in the Gulf of Mexico). We manage oil and natural gas operations of Operating LLC, National Onshore and National Offshore, all of which are affiliated entities. Our principal assets are our unconsolidated non-controlling 50% membership interest in NEG Holding and the management agreements with Operating LLC, National Onshore and National Offshore. See Note 1 for a description of a subsequent event that, if consummated, may result in our sale of such membership interest to an affiliate and the cancellation of such management agreements.

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

As mandated by the Plan of Reorganization and the bankruptcy court on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties to Holding LLC. In exchange we received a non-controlling 50% membership interest in Holding LLC. Gascon Partners, (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for the remaining 50% managing ownership interest. Holding LLC is controlled by the managing member (formerly Gascon). Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. Concurrently, we entered into a management and operating agreement to manage the operations of Operating LLC. In exchange for our 50% membership interest in Holding LLC, we contributed to Holding LLC current assets of $11.5 million (excluding cash of $4.3 million), net oil and natural gas assets of $85.0 million and other assets of $4.8 million. The liabilities assumed by Holding LLC were current liabilities of $4.2 million, an intercompany payable to Gascon of $4.8 million and long-term liabilities of $1.0 million. All amounts reflect book value at the date of contribution.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Holding LLC is governed by the Holding LLC Operating Agreement, which provides for management of Holding LLC by NEG Oil & Gas and distributions to us and NEG Oil & Gas based on a prescribed order of distributions. See Note 1 for a description of a subsequent event that, if consummated, may impact such operating agreement.

The Holding LLC Operating Agreement contains a provision that allows NEG Oil & Gas, or its successor, at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of our operating assets and oil and natural gas properties have been contributed to Holding LLC, as noted above, following such a redemption, our assets would consist primarily of our cash balances. In the event that such redemption right is exercised by NEG Oil & Gas, we may be obligated to use the proceeds that we would receive for our redeemed membership interest to pay outstanding indebtedness and operating expenses before the distribution of any portion of such proceeds to our stockholders. Following the payment of our indebtedness (currently held by NEG Oil & Gas) and our operating expenses, there is a risk that there will be no proceeds remaining for distribution to our stockholders. See Note 1 for a description of a subsequent event that, if consummated, may result in our sale of such membership interest to an affiliate and the distribution of cash to our stockholders through a dividend or tender offer.

Due to the uncertainty relating to distributions from Holding LLC, we account for our unconsolidated non-controlling 50% interest in Holding LLC as a preferred investment. We recognize income from the accretion of our investment in Holding LLC using the interest method. Our revenues are comprised primarily of the accretion of our investment in Holding LLC and fees received for the management of Operating LLC, National Onshore and National Offshore.

We remain highly leveraged after confirmation of the Plan of Reorganization.

3.	Extension of Due Date for Senior Notes

On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, the holder of our Senior Notes (see note 8), to extend the due date of the Senior Notes to April 1, 2007. On June 19, 2006, the due date on the Senior Notes was further extended to October 31, 2007. See Note 1 for a description of a subsequent event that, if consummated, may result in the repayment of the Senior Notes.

4.	Management Agreements

The management and operation of Operating LLC is being undertaken by us pursuant to a Management Agreement (the “Operating LLC Management Agreement”) which we entered into with Operating LLC. However, neither our officers nor directors control the strategic direction of Operating LLC’s oil and natural gas business including oil and natural gas drilling and capital investments, which are controlled by the managing member of Holding LLC (currently NEG Oil & Gas). The Operating LLC Management Agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of December 15, 2006 (previously November 1, 2006 before the amendment of such agreement effective October 30, 2006), or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC; although the Operating LLC Management

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Agreement provides that the salary of our Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is warranted. However, we both have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee that we are paid. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $1.5 million and $1.6 million in management fee income for the three month period ended September 30, 2005 and 2006 respectively. We recorded $3.7 million and $5.5 million in management fee income for the nine month period ended September 30, 2005 and 2006, respectively, under this agreement. See Note 1 for a description of a subsequent event that, if consummated, may result in the cancellation of such management agreement.

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

The National Onshore Management Agreement provides that we will be responsible for and have authority with respect to all of the day-to-day management of National Onshore’s business but we will not function as a Disbursing Agent as such term is defined in the National Onshore Plan. As consideration for our services in managing the National Onshore business, we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. The National Onshore Management Agreement is terminable (i) upon 30 days prior written notice by National Onshore, (ii) upon 90 days prior written notice by us, (iii) upon 30 days following any day where High River designees no longer constitute the National Onshore Board of Directors, unless otherwise waived by the newly-constituted Board of Directors of National Onshore, or (iv) as otherwise determined by the Bankruptcy Court. We recorded $1.2 million and $1.2 million in management fee income for the three month period ended September 30, 2005 and 2006 respectively. We recorded $3.5 million and $3.6 million in management fee income for the the nine months ended September 30, 2005 and 2006, respectively, relating to the National Onshore Management Agreement. See Note 1 for a description of a subsequent event that, if consummated, may result in the cancellation of such management agreement.

On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for National Offshore (“National Offshore Plan”). In connection with the National Offshore Plan, we entered into a Management Agreement with National Offshore (the “National Offshore Management Agreement”) pursuant to the Bankruptcy Court’s Order confirming the effective date of the National Offshore Plan. NEG Oil & Gas owns all of the outstanding stock of National Offshore. Mr. Bob G. Alexander, our President and CEO, has been appointed to National Offshore Board of Directors and shall act as National Offshore’s President. Mr. Philip D. Devlin, our Vice President, General Counsel and Secretary, has been appointed to serve in the same capacities for National Offshore. Randall D. Cooley, our Vice President and CFO, has been appointed as Treasurer of National Offshore. In exchange for our management services, we receive a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incur in operating

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and administrating the National Offshore properties. The National Offshore Management Agreement is terminable (i) upon 90 days prior written notice by National Offshore or us, (ii) upon 30 days following any date where the National Offshore board of directors ceases to be comprised of one or more members who are not affiliates of us, unless otherwise waived or (iii) by mutual agreement. We recorded $1.0 million and $1.2 million in management fee income for the three month period ended September 30, 2005 and 2006 respectively. We recorded $2.9 million and $4.1 million in management fee income for the nine months ended September 30, 2005 and 2006, respectively, under this agreement. See Note 1 for a description of a subsequent event that, if consummated, may result in the cancellation of such management agreement.

5.	Related Party Transactions

At September 30, 2006, NEG Oil & Gas (a) owns 50.01% of our outstanding common stock, (b) holds all of our Senior Notes, (c) controls Holding LLC through its 50% managing membership interest, and (d) owns an option to acquire our 50% interest in Holding LLC. In addition, NEG Oil & Gas owns 100% of the equity of National Onshore and National Offshore. NEG Oil & Gas is a indirect wholly-owned subsidiary of AREP, which owns 99% of American Real Estate Holding L.P. (“AREH”). The general partner of AREH, American Property Investors, Inc. (“API”) is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River, AREP, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch is the Executive Vice President of AREH. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is an independent member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus. Arnos, High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. Our policy is to engage in transactions with related parties on terms that in our opinion, are no less favorable to our company than could be obtained from unrelated parties. See Note 1 for a description of a subsequent event that, if consummated, may result in the sale of our membership interest in Holding LLC to an affiliate and the repayment of our Senior Notes.

6.	Investment in Holding LLC

Our investment in Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

Holding LLC was formed in August 2000, pursuant to our plan of reorganization. In September 2001, we contributed oil and natural gas properties in exchange for Holding LLC’s obligation to pay us the Guaranteed Payments and Priority Amount. We also received a non-controlling 50% membership interest in Holding LLC. Gascon (currently NEG Oil & Gas) contributed oil and natural gas assets and cash in exchange for future payments and a 50% managing membership interest in Holding LLC. The Holding LLC Operating Agreement requires payment of the Guaranteed Payments and Priority Amount to us on November 6, 2006 (this did not occur, see Note 1 for a description of a subsequent event that, if consummated, may impact these provisions of the Holding LLC Operating Agreement) in order to pay interest on our Senior Notes and the approximately $148.6 million principal amount thereof. After we receive the Guaranteed Payments and Priority Amount that total approximately $300 million (which includes the $148.6 million), the Holding LLC Operating Agreement requires the distribution of an equal amount to NEG Oil & Gas. Holding LLC is contractually obligated to make the Guaranteed Payments and Priority Amount distributions to us and NEG Oil & Gas before any distributions can be made to the membership interest. See Note 1 for a description of a subsequent event that, if consummated, may result in the sale of our membership interest in Holding LLC to an affiliate and the repayment of our Senior Notes.

We originally recorded our investment in Holding LLC at the historical cost of the oil and natural gas properties contributed to Holding LLC. In evaluating the appropriate accounting to be applied to this investment, we anticipate

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

that we will collect the Guaranteed Payments and Priority Amount. However, based on cash flow projections prepared by the management of Holding LLC and its reserve engineers, there is uncertainty that there will be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to NEG Oil & Gas. Due to this uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment. Our rights upon liquidation of Holding LLC are identical to those described above, and we considered those rights in determining the appropriate presentation.

There is uncertainty that we will receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Our investment in Holding LLC will be reduced to zero upon our collection of the Priority Amount. Due to the uncertainty that we will receive any distribution in excess of the Priority Amount and Guaranteed Payment Amounts from Holding LLC, we do not record any income or recognize an asset related to our residual equity interest until such time that NEG Oil & Gas has received its contractually required distributions from Holding LLC. We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

The following is a summary balance sheet of Holding LLC as of December 31, 2005 and September 30, 2006.

	December 31,	September 30,
	2005	2006
		(Unaudited)

Current assets	$66,133,994	$45,589,836
Net oil and natural gas properties (full-cost method)	318,365,787	372,184,081
Net other property and equipment	1,080,403	1,043,973
Other long-term assets	12,803	8,014,741

Total assets	$385,592,987	$426,832,631

Current liabilities	$55,225,458	$21,002,144
Long-term liabilities	151,073,443	138,423,552
Members’ equity	179,294,086	267,406,935

Total liabilities and members’ equity	$385,592,987	$426,832,631

The following is a summary income statement for Holding LLC for the three and nine months ended September 30, 2005 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)

Total revenues — gross	$38,544,712	$30,810,604	$94,515,147	$92,043,158
Unrealized derivative gain (loss)	(43,337,383)	31,322,074	(60,020,538)	66,988,107

Total revenues	(4,792,671)	62,132,678	34,494,609	159,031,265
Total cost and expenses	(17,160,213)	(18,982,321)	(44,979,826)	(55,761,623)

Operating income	(21,952,884)	43,150,357	(10,485,217)	103,269,646
Interest income and other	(2,364,054)	(2,815,755)	(4,586,507)	(7,431,408)

Net income	$(24,316,938)	$40,334,602	$(15,071,724)	$95,838,238

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the nine month period ended September 30, 2006, Holding LLC generated cash flows of $70.0 million from operating activities, and used $91.1 million in investing activities. Audited financial statements will be prepared and included in the Company’s Form 10K for the year ended December 31, 2006.

For the three and nine month period ended September 30, 2006, Holding LLC recorded a $31.3 million increase and a $67.0 million increase, respectively, in total revenues as a result of marking to market their oil and gas derivatives. These are non-cash transactions.

The following is a rollforward of our Investment in Holding LLC as of September 30, 2006:

Investment in Holding LLC at December 31, 2005	$116,127,681
Accretion of investment in Holding LLC	42,835,228
Guaranteed payment received	(7,989,239)

Investment in Holding LLC at September 30, 2006	$150,973,670

The Holding LLC Operating Agreement requires that distributions shall be made to both us and NEG Oil & Gas as follows (but see Note 1 for a description of a subsequent event that, if consummated, may impact the following provisions of the Holding LLC Operating Agreement and may result in the sale of our membership interest in Holding LLC to an affiliate and the repayment of our Senior Notes):

1. Guaranteed Payments are to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to NEG Oil & Gas including the amount of our 10.75% Senior Notes. As of September 30, 2006, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

2. The Priority Amount is to be paid to us. Such payment is scheduled to occur by November 6, 2006 based on the existing provisions of the Holding LLC Operating Agreement. This did not occur on November 6, 2006, due to the subsequent event described in Note 1.

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

5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of NEG Oil & Gas and our respective capital accounts (as defined in the Holding LLC Operating Agreement).

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

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Restated Credit Agreement provides for a loan commitment amount of up to $180 million, including a letter of credit commitment of up to $1 million, subject to certain borrowing base and other limitations. At September 30, 2006, Operating LLC owed approximately $132.4 million plus accrued interest of $2.7 million under the Restated Credit Agreement and had no outstanding letters of credit.

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

See Note 1 for a description of a subsequent event that, if consummated, may result in the sale of our membership interest in Holding LLC to an affiliate, the release of liens on the proceeds from such sale under our pledge agreement described above and the repayment of the Senior Notes.

8.	Senior Notes Due 2007

Upon confirmation of the Joint Plan, the Senior Notes were held in their entirety by Arnos and its affiliates. The Senior Notes are currently held by NEG Oil & Gas. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and originally matured in November 2006. On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as the holder of the Senior Notes, to extend the due date of the Senior Notes to April 1, 2007. On June 19, 2006, the due date was further extended to October 31, 2007. The Senior Notes are senior, unsecured obligations that rank pari passu with all of our existing and future senior indebtedness, and senior in right of payment to all future subordinated indebtedness that we may incur. Subject to certain limitations set forth in the indenture covering the Senior Notes (the “Indenture”), we and our subsidiaries may incur additional senior indebtedness and other indebtedness.

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

We are unable to reasonably determine the fair value of the Senior Notes at September 30, 2006, due to a lack of available market quotations, credit ratings and inability to determine an appropriate discount rate.

In August 2001, we redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of long-term interest payable on the Senior Notes for cash consideration of $10.5 million. We paid two Arnos affiliates approximately $0.4 million in current interest on the redeemed senior note obligations at the date of

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

See Note 1 for a description of a subsequent event that, if consummated, may result in the repayment of the Senior Notes.

9.	Income Taxes

At September 30, 2006, we had net operating loss carryforwards available for federal income tax purposes of approximately $90.1 million which begin expiring in 2018. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in our opinion, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, we again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, that it was more likely than not that we would realize a partial benefit from the loss carryforwards. Additionally, at September 30, 2006, based on our conclusion that the sale of the Company’s oil and gas interests was probable, the Company projected its expected future income, including the gain from the anticipated sale, and concluded that it was more likely than not that all of its deferred tax assets will be realized. Accordingly, at September 30, 2006 we removed the remaining valuation allowance of approximately $8.8 million. We recorded a deferred tax asset of $14.5 million, and $12.1 million as of December 31, 2005 and September 30, 2006, respectively. Ultimate realization of the deferred tax asset is dependent upon, among other factors, our ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

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

Subsequent Event

As set forth in Note 1, Subsequent Event in our Notes to Financial Statements, on October 25, 2006, we entered into an agreement (the “Agreement”) with certain of our affiliates which, if consummated following the satisfaction of the conditions to the Agreement, will result in (i) the sale of our unconsolidated non-controlling 50% membership interest in NEG Holding LLC (“Holding LLC”) for cash, (ii) the repayment of our outstanding 10.75% Senior Notes due October 31, 2007 (the “Senior Notes”), (iii) the cancellation of our management agreements with NEG Operating LLC (“Operating LLC”), National Onshore LP (“National Onshore” or “Onshore”) and National Offshore LP (“National Offshore” or “Offshore”) and (iv) the termination of our Agreement and Plan of Merger dated December 7, 2005 with NEG Oil & Gas LLC (“NEG Oil & Gas”), NEG, Inc. and, for certain limited purposes, American Real Estate Holdings Limited Partnership (“AREH”). This Quarterly Report on Form 10-Q (“Quarterly Report”), including the financial statements and other disclosures included herein, does not give effect to the consummation of the Agreement. If the Agreement is eventually consummated, we will report the same in a timely filed Current Report on Form 8-K and ultimately in our Annual Report on Form 10-K for the year ending December 31, 2006.

Overview of our Business

We are a management company engaged in the business of managing the exploration, development, production and operations of oil and natural gas properties, primarily located in Texas, Oklahoma, Arkansas and Louisiana (both onshore and in the Gulf of Mexico). We manage the oil and natural gas operations of Operating LLC, National Onshore and National Offshore, all of which are affiliated entities. Our principal assets are our unconsolidated non-controlling 50% membership interest in Holding LLC and the management agreements with Operating LLC, National Onshore and National Offshore. See Note 1, Subsequent Event in our Notes to Financial Statements for a description of a subsequent event that, if consummated, may result in our sale of such membership interest to an affiliate and the cancellation of such management agreements.

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

As mandated by the Plan of Reorganization and the bankruptcy court, on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding cash of $4.3 million to Holding LLC. In exchange, we received a non-controlling 50% membership interest in Holding LLC. Gascon Partners (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for the remaining 50% managing ownership interest. Holding LLC is controlled by the managing member NEG Oil & Gas. Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. Concurrently, we entered into a management and operating agreement to manage the operations of Operating LLC.

In August 2003 and November 2004, we entered into agreements to manage the operations of National Onshore and National Offshore, respectively. Both National Onshore and National Offshore are owned by NEG Oil & Gas, also an affiliated entity.

Due to the uncertainty relating to distributions from Holding LLC, we account for our unconsolidated non-controlling 50% interest in Holding LLC as a preferred investment. We recognize income from the accretion of our investment in Holding LLC using the interest method. Our revenues are comprised solely of the accretion of our investment in Holding LLC and fees received for the management of Operating LLC, National Onshore and National Offshore.

Our headquarters are located in Dallas, Texas.

Ownership and Control of Outstanding Stock

NEG Oil & Gas owns 50.01% of our outstanding common stock at September 30, 2006. NEG Oil & Gas is a wholly-owned subsidiary of AREP, which owns 99% of AREH. NEG Oil & Gas owns all of our Senior Notes. The general partner of AREH, American Property Investors, Inc. (“API”), is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), AREP, which owns 99% of AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) and Greenville Holding LLC (“Greenville”). Mr. Martin L. Hirsch, one of our directors, is a director and the Executive Vice President of AREH. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the board of directors for both API and Cadus and a member of the API audit committee. Mr. Icahn is the largest single shareholder of Cadus and Arnos. High Coast, High River, API, Greenville, AREP and AREH are entities affiliated with Mr. Icahn. Our policy is to engage in transactions with related parties on terms that, in our opinion, are no less favorable to us than could be obtained from unrelated parties.

On June 30, 2005, AREP purchased Gascon’s managing membership interest in Holding LLC, including Holding LLC’s 100% ownership interest in Operating LLC, together with Gascon’s option to redeem our interest in Holding LLC (see “Redemption Provision in the Holding LLC Operating Agreement”), and concurrently contributed the interest and redemption option to NEG Oil & Gas.

See Note 1, Subsequent Event in our Notes to Financial Statements for a description of a subsequent event that, if consummated, may result in the sale of our membership interest in Holding LLC to an affiliate.

Senior Notes Due Date Extension

On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as the holder of our Senior Notes, to extend the due date of the Senior Notes to April 1, 2007. On June 19, 2006, the due date was further extended to October 31, 2007.

See Note 1, Subsequent Event in our Notes to Financial Statements for a description of a subsequent event that, if consummated, may result in the repayment of the Senior Notes.

Expiration of Operating LLC Management Agreement

The management agreement with Operating LLC (see “Management Agreements”) will terminate on December 15, 2006 (previously November 1, 2006 before an amendment to such agreement effective October 30, 2006), unless extended by NEG Oil & Gas.

See Note 1, Subsequent Event in our Notes to Financial Statements for a description of a subsequent event that, if consummated, may result in the cancellation of such management agreement.

The Holding LLC Operating Agreement

Holding LLC is governed by an operating agreement effective as of May 12, 2001, which provides for management and control of Holding LLC by Gascon (now NEG Oil & Gas) and distributions to us and NEG Oil & Gas based on a prescribed order of distributions (the “Holding LLC Operating Agreement”).

See Note 1, Subsequent Event in our Notes to Financial Statements for a description of a subsequent event that, if consummated, may impact such operating agreement.

Order of Distributions

Pursuant to the Holding LLC Operating Agreement, distributions from Holding LLC to us and NEG Oil & Gas shall be made in the following order (but see Note 1 for a description of a subsequent event that, if consummated, may impact the following provisions of the Holding LLC Operating Agreement and may result in the sale of our membership interest in Holding LLC to an affiliate and the repayment of our Senior Notes):

1. Guaranteed payments (“Guaranteed Payments”) are to be paid to us, calculated on an annual interest rate of 10 3/4% on the outstanding priority amount (“Priority Amount”). The Priority Amount includes all outstanding debt owed to NEG Oil & Gas, including the amount of our Senior Notes. As of September 30, 2006, the Priority Amount was $148.6 million. The Guaranteed Payments will be made on a semi-annual basis.

2. The Priority Amount is to be paid to us. Such payment is scheduled to occur by November 6, 2006 based on the existing provisions of the Holding LLC Operating Agreement. This did not occur on November 6, 2006, due to the subsequent event described in Note 1.

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

We anticipate that the Priority Amount will be used to pay off our indebtedness (currently held by NEG Oil & Gas). The Guaranteed Payments are expected to be sufficient to make the interest payments on our Senior Notes. There is uncertainty that we will receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through November 6, 2006 (based on the existing provisions of the Holding LLC Operating Agreement), recognizing the accretion income in earnings. Our investment in Holding LLC will be reduced to zero upon our collection of the Priority Amount. This did not occur on November 6, 2006, due to the subsequent event described in Note 1. Due to the uncertainty that we will receive any distribution in excess of the Priority Amount and Guaranteed Payment Amounts from Holding LLC, we do not record any income or recognize an asset related to our residual equity interest until such time that NEG Oil & Gas has received its contractually required distributions from Holding LLC. We account for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

Redemption Provision in the Holding LLC Operating Agreement

The Holding LLC operating agreement contains a provision that allows the managing member (currently NEG Oil & Gas), at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of our operating assets and oil and natural gas properties have been contributed to Holding LLC, following such a redemption, our principal assets would consist primarily of cash balances.

In the event that such redemption right is exercised and if there is a subsequent liquidation and distribution of the proceeds, we may be obligated to use the proceeds that we would receive for our redeemed membership interest to pay outstanding indebtedness and operating expenses before any distribution of any portion of such proceeds could be made. Whether there would be proceeds remaining under these circumstances depends on the fair market value of Holding LLC’s assets, which is based principally on reserve replacement, production and oil and natural gas prices. Holding LLC has experienced a period of rapidly increasing oil and natural gas prices, which has caused an increase in the value of oil and natural gas properties. There can be no assurance that oil and natural gas prices will continue to increase or remain at current levels or that Holding LLC will continue to replace reserves. Further, we have no control over whether the redemption option may be exercised or the timing of any such redemption. If our membership interest is redeemed, following the payment of our indebtedness, including the outstanding balance of $148.6 million relating to our Senior Notes and our operating expenses, there is a risk that there will be no proceeds remaining. The disposition of any such proceeds would be determined by our board of directors. Subject to the provisions of the Letter of Intent and the Agreement described in Note 1, Subsequent Event in our Notes to Financial Statements, it is the present intention of Holding LLC to continue to conduct oil and natural gas drilling and development activities in the ordinary course of business and to seek additional reserves.

See Note 1, Subsequent Event in our Notes to Financial Statements for a description of a subsequent event that, if consummated, may result in the sale of our membership interest in Holding LLC and the distribution of cash to our stockholders through a dividend or tender offer.

The Reorganized Company

We remain highly leveraged following confirmation of our Plan of Reorganization and entry into the foregoing transactions. Further, as a result of the terms and conditions of the various agreements related to the repayment of our indebtedness and repayment of the Priority Amount and the Guaranteed Payments plus accrued interest to NEG Oil & Gas, there is a risk that there will be no proceeds remaining for distribution to our stockholders.

Management Agreements

The Operating LLC Management Agreement

We manage and operate Operating LLC pursuant to a management agreement which we entered into with Operating LLC, effective May 1, 2001. However, neither our management nor directors control the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which are controlled by the managing member of Holding LLC (currently NEG Oil & Gas). The Operating LLC management agreement provides that we will manage Operating LLC’s oil and natural gas assets and business until the earlier of December 15, 2006 (previously November 1, 2006 before an amendment to such agreement effective October 30, 2006), or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conduct the day-to-day operations of Operating LLC’s oil and natural gas business, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC, although the management agreement provides that the salary of our Chief Executive Officer shall be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer shall be 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC pays us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incur in operating the oil and natural gas properties. We or Operating LLC may seek to change the management fee to within the range of 110%-115% as such change is deemed warranted. However, both Operating LLC and we have agreed to consult with each other to ensure that such administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee. In addition, Operating LLC has agreed to indemnify us to the extent we incur any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. The Operating LLC management agreement is terminable upon 90 days prior written notice by Operating LLC or 60 days prior written notice by us.

We recorded $1.5 million and $1.6 million in management fee income for the three months ended September 30, 2005 and 2006, respectively, under this agreement. We recorded $3.7 million and $5.5 million in management fee income for the nine months ended September 30, 2005 and 2006, respectively, under this agreement.

See Note 1, Subsequent Event in our Notes to Financial Statements for a description of a subsequent event that, if consummated, may result in the cancellation of such management agreement.

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

We recorded $1.2 million and $1.2 million in management fee income for the three months ended September 30, 2005 and 2006, respectively, under this agreement. We recorded $3.5 million and $3.6 million in management fee income for the nine months ended September 30, 2005 and 2006, respectively, under this agreement.

See Note 1, Subsequent Event in our Notes to Financial Statements for a description of a subsequent event that, if consummated, may result in the cancellation of such management agreement.

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

We recorded $1.0 million and $1.2 million in management fee income for the three months ended September 30, 2005 and 2006, respectively, under this agreement. We recorded $2.9 million and $4.1 million in management fee income for the nine months ended September 30, 2005 and 2006, respectively, under this agreement.

See Note 1, Subsequent Event in our Notes to Financial Statements for a description of a subsequent event that, if consummated, may result in the cancellation of such management agreement.

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

Draws made under the credit facility are normally made to fund working capital requirements, acquisitions and capital expenditures. As of September 30, 2006 the outstanding balance under the Restated Credit Agreement was $132.4 million.

See Note 1, Subsequent Event in our Notes to Financial Statements for a description of a subsequent event that, if consummated, may result in the sale of our membership interest in Holding LLC to an affiliate, the release of liens on the proceeds from such sale under our pledge agreement described above and the repayment of the Senior Notes.

Senior Notes

Upon confirmation of the Joint Plan, the Senior Notes were held in their entirety by Arnos and its affiliates. The Senior Notes are currently held by NEG Oil & Gas. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and originally matured in November 2006. On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as the holder of the Senior Notes, to extend the maturity date of the Senior Notes to April 1, 2007. On June 19, 2006, the due date was further extended to October 31, 2007. The Senior Notes are senior, unsecured obligations that rank pari passu with all of our existing and future senior indebtedness, and senior in right of payment to all future subordinated indebtedness that we may incur. Subject to certain limitations set forth in the indenture covering the Senior Notes, we and our subsidiaries may incur additional senior indebtedness and other indebtedness.

If Holding LLC has insufficient resources to pay the Priority Amount or if NEG Oil & Gas instructs Holding LLC to withhold payment, we may be unable to pay the Senior Notes when they become due. We have no control over the outcome of any of these events.

See Note 1, Subsequent Event in our Notes to Financial Statements for a description of a subsequent event that, if consummated, may result in the repayment of the Senior Notes.

Results of Operations

Our primary sources of income have been the accretion of our investment in Holding LLC and management fees from affiliates.

Accretion of Our Investment in Holding LLC

We originally recorded our investment in Holding LLC at the historical cost of the oil and natural gas properties contributed to Holding LLC. Based on the terms of the Holding LLC Operating Agreement, we anticipate that we will collect the Guaranteed Payments and Priority Amount through November 6, 2006 (based on the existing provisions of the Holding LLC Operating Agreement). This did not occur on November 6, 2006, due to the subsequent event described in Note 1. Our residual value, if any, in Holding LLC is dependent on a number of events that are not in our control, including cash flows of Holding LLC, the timing of the Guaranteed Payments and the Priority Amount paid to us, the timing and amounts of subsequent payments to NEG Oil & Gas, and whether or not NEG Oil & Gas exercises the Holding LLC redemption provision, including the amount and timing of such redemption. Consequently, there is uncertainty as to the amount, if any, of our residual value in Holding LLC subsequent to the payment of the amounts required to be paid to NEG Oil & Gas. Due to this uncertainty, we account for our investment in Holding LLC as a preferred investment. Accordingly, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through November 6, 2006, recognizing the accretion income in earnings. This did not occur on November 6, 2006, due to the subsequent event described in Note 1. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment.

There is uncertainty that we will receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accrete our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount, recognizing the accretion income in earnings. Our investment in Holding LLC will be reduced to zero upon our collection of the Priority Amount. Due to the substantial uncertainty that we will receive any distribution in excess of the Priority Amount and Guaranteed Payment Amounts from Holding LLC, we do not record any income or recognize an asset related to our residual equity interest until such time that NEG Oil & Gas has received its contractually required distributions from Holding LLC. We account for our residual equity investment in Holding LLC in accordance with APB 18.

Accretion income is based on our best estimates of timing of cash flows of distributions and could vary significantly from the expected amounts.

See Note 1, Subsequent Event in our Notes to Financial Statements for a description of a subsequent event that, if consummated, may impact the foregoing provisions of the Holding LLC Operating Agreement and may result in the sale of our membership interest in Holding LLC to an affiliate and the repayment of the Senior Notes.

Management Fees from Affiliates

During the three and nine month periods ended September 30, 2005 and 2006, we received management fees from the management agreements described above as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2005	2006	2005	2006

Operating LLC	$1,483,883	$1,636,714	$3,742,813	$5,459,443
Onshore	1,154,755	1,188,412	3,548,879	3,595,421
Offshore	1,028,130	1,227,535	2,895,432	4,094,582

Total	$3,666,768	$4,052,661	$10,187,124	$13,149,446

Costs and Expenses

Our cost and expenses are as follows:

	Three Month Period Ended
	September 30,
	2005	2006	Variance	%

Salaries and wages	$2,446,931	$2,840,251	$393,320	16.1%
Insurance	203,939	280,259	76,320	37.4
Rent and utilities	205,387	213,650	8,263	4.0
Other G&A Expenses	845,691	763,550	(82,141)	(9.7)
Interest expense	3,485,096	3,485,096	—	—

Total cost & expenses	$7,187,044	$7,582,806	$395,762	5.5%

	Nine Month Period Ended
	September 30,
	2005	2006	Variance	%

Salaries and wages	$6,392,192	$8,912,147	$2,519,955	39.4%
Insurance	585,345	774,432	189,087	32.3
Rent and utilities	603,185	616,374	13,189	2.2
Other G&A expenses	2,082,632	3,185,421	1,102,789	53.0
Interest expense	10,455,287	10,455,287	—	—

Total cost & expenses	$20,118,641	$23,943,661	$3,825,020	19.0%

Salaries and wages increased $0.4 million during the three months ended September 30, 2006 and $2.5 million during the nine month period ended September 30, 2006 over the comparable periods in 2005 due to the payment and accrual of employee incentive bonuses and increased personnel. Approximately $1.6 million of the increase for the nine months ended September 30, 2006 was due to the payment of cash bonuses under our management incentive plan. In 2005, the Company adopted the management incentive plan for substantially all full-time salaried employees. Awards under the Management Incentive Plan are based on the achievement of annual performance targets of the managed companies and individual performance. Plan awards are paid in cash and in a deferred compensation component which is vested over a three year period. The remainder of the increase in salaries and wages was due to higher salaries, increased personnel and accrual of the 2006 employee incentive bonuses.

The increase in insurance expense for the three months ended September 30, 2006 and nine months ended September 30, 2006 from the comparable periods in 2005 was primarily due to an overall increase in insurance rates and increased personnel.

During 2005, all of our managed companies were acquired by AREP, a publicly traded company. As a result, we were required to increase the scope of our assessment of internal controls over financial reporting and to engage an independent registered accounting firm to audit controls and processes relating to each of our managed companies. Approximately $0.8 million of the increase in other general and administrative expenses was attributable to the first year implementation of internal controls documentation, audit and assessment for our managed companies. Almost all of these costs were billed to our managed companies through higher allocated management fees. The remainder of the increase was due to higher legal fees incurred for the Special Committee of the Board of Directors in its review of the merger proposal and the possible sale of our membership interest in Holding LLC and assistance in preparation of our annual report.

Interest expense was unchanged for the three and nine months ended September 30, 2006 as compared to the same periods in 2005.

We will have a limited number of employees after the transaction described in Note 1. This will result in much lower general and administrative expenses.

Liquidity and Capital Resources

Nine Months Ended September 30, 2006, Compared with Nine Months Ended September 30, 2005

Net cash used in operating activities was $7.5 million for the nine months ended September 30, 2006, compared to net cash used in operating activities of $6.0 million for the nine months ended September 30, 2005. The increase in cash flows used in operating activities is primarily due to the payment of employee incentive bonuses and increased other G&A expenses in 2006.

Net cash provided by investing activities was $8.0 million for the nine months ended September 30, 2006 and 2005.

There was no cash used in or provided by financing activities for the nine months ended September 30, 2006 and 2005.

The Guaranteed Payments are expected to be sufficient to make the interest payments on the Senior Notes until their due date of October 13, 2007. The fees received under the Management Agreement, the National Onshore Management Agreement and the National Offshore Management Agreement are expected to be sufficient to fund our operations. Upon confirmation of the Joint Plan, the Senior Notes were held in their entirety by Arnos and its affiliates. The Senior Notes are currently held by NEG Oil & Gas. The Senior Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and originally matured in November 2006. On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as holder of the Senior Notes, to extend the due date of the Senior Notes to April 1, 2007. On June 19, 2006, the due date was further extended to October 13, 2007. The Senior Notes are senior, unsecured obligations that rank pari passu with all of our existing and future senior indebtedness, and senior in right of payment to all future subordinated indebtedness that we may incur. Subject to certain limitations set forth in the indenture covering the Senior Notes, we and our subsidiaries may incur additional senior indebtedness and other indebtedness.

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

See Note 1, Subsequent Event in our Notes to Financial Statements for a description of a subsequent event that, if consummated, may result in the sale of our membership interest in Holding LLC to an affiliate, the repayment of the Senior Notes and the distribution of cash to our stockholders through a dividend or tender offer.

Our working capital deficit at September 30, 2006 was $2.4 million compared to a working capital deficit at September 30, 2005 of $1.2 million.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 will not have a material impact on the Company.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement amends Statement 87, FASB Statement No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We currently have no defined benefit or other post retirement plans subject to this standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years beginning after November 15, 2006. The adoption of SAB 108 is not expected to be material to the Company’s consolidated financial statements.

Inflation

Although certain of our costs and expenses are affected by the level of inflation, inflation did not have a significant effect on our results of operations during the nine months ended September 30, 2005 and 2006.

Off Balance Sheet Arrangements

We have no off balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2005 and 2006, we had no exposure to interest, currency or commodity risk.

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

Changes In Internal Control Over Financial Reporting

No change in our internal control over the financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

During 2000 and 2001, we entered into several derivative contracts with Enron North America Corp (“Enron NAC”). In 2001, Enron Corporation and many Enron Corporation affiliates and subsidiaries, including Enron NAC filed for protection under Chapter 11 of the US bankruptcy code. The derivative contracts related to production from oil and natural gas properties were subsequently contributed to Holding LLC and then to Operating LLC. Operating LLC has filed a claim for damages in the Enron NAC bankruptcy proceeding and Operating LLC’s designee has been appointed as a representative to the official committee of unsecured creditors. Operating LLC received $0.2 million and $1.0 million for the nine month periods ended September 30, 2005 and 2006, respectively, in partial settlement of the bankruptcy claims. Future recoveries, if any, will become the property of Operating LLC.

Other than routine litigation incidental to our business operations which we do not consider to be material, there are no additional legal proceedings in which we, Operating LLC or Holding LLC are defendants.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those previously disclosed in our 2005 Annual Report on Form 10-K except for the following addition to such risk factors:

We May Be Unable to Consummate the Previously Announced Agreement or Merger Agreement With NEG Oil & Gas

On October 25, 2006, we entered into an agreement dated such date (the “Agreement”) with NEG Oil & Gas LLC (“NEG Oil & Gas”), NEG, Inc. (“IPO Co”) and American Real Estate Holdings Limited Partnership (“AREH”) pertaining to the possible purchase of our unconsolidated non-controlling 50% membership interest in NEG Holding LLC (“Holding LLC”) by an affiliate on the terms set forth therein.

We had previously announced on December 7, 2005 that we had entered into an Agreement and Plan of Merger dated such date (the “Merger Agreement”) with NEG Oil & Gas, IPO Co and, for certain purposes, AREH, pursuant to which we were to have been merged into IPO Co in connection with its proposed initial public offering. NEG Oil & Gas, which is a wholly-owned indirect subsidiary of American Real Estate Partners, L.P. (“AREP”), is the owner of 50.1% of our common stock.

On September 11, 2006, we publicly announced that we had been advised that on September 7, 2006 SandRidge Energy, Inc., formerly Riata Energy, Inc. (“SandRidge”), and AREP entered into a letter of intent (the “Letter of Intent”) pursuant to which SandRidge obtained an option to acquire NEG Oil & Gas, which holds all of AREP’s oil and gas investments. The transaction would include, among other things, the acquisition by NEG Oil & Gas or Holding LLC of our membership interest in Holding LLC through the purchase option set forth in Section 5.4 of Holding LLC’s Operating Agreement dated as of May 1, 2001 (the “Holding LLC Operating Agreement”). The transaction would not include the acquisition of any of our common stock by SandRidge. The transaction also contemplates that the management agreements pursuant to which we manage the operations of NEG Operating LLC (“Operating LLC”), National Onshore L.P. ( “National Onshore” or “Onshore LP”) and National Offshore L.P. (“National Offshore” or “Offshore LP”) will be terminated. The Letter of Intent is subject to a number of conditions. We are not a party to the Letter of Intent.

In the event that transactions contemplated by the Letter of Intent and the Agreement are consummated, the Agreement provides that the Merger Agreement will terminate pursuant to Section 6.1(a) thereof automatically, without any further action required, upon the transfer of all of our membership interest in Holding LLC as provided below.

There can be no assurance that the purchase of our membership interest in Holding LLC will occur. AREP intends to exercise its option to purchase the membership interest only if AREP’s previously announced transaction under the Letter of Intent with SandRidge is completed.

In the event that the transactions contemplated by the Letter of Intent and the Agreement are not consummated, then we will remain subject to the terms of the Merger Agreement, which includes an agreed upon termination date of December 1, 2006 in the event the transactions contemplated by the Merger Agreement have not been consummated by that date.

Contemplated Change in Business Upon Consummation of Holding LLC Purchase Agreement

In the event that the transactions contemplated by the Agreement are consummated, our management agreements with Operating LLC, National Onshore and National Offshore will be cancelled and our assets will consist primarily of our cash balances, including the anticipated $112.5 million to be received upon the sale of our Holding LLC membership interest to an affiliate after giving effect to the payment of our 10.75% Senior Notes due October 31, 2007 (the “Senior Notes”).

Investors should note that the amount of the payment we receive under the Agreement for the sale of our Holding LLC membership interest assumes that the closing, if any, of AREP’s transaction with SandRidge contemplated in the Letter of Intent was to have occurred on November 1, 2006. At this time, we are unable to predict when the closing date, if any, of such transaction will take place, and there can be no assurance that such closing will occur. We will update this information once we have been advised of the closing schedule, if any. As a result, the amount of such payment, if any, ultimately will be adjusted to take into account the appropriate accrual of interest on our Senior Notes from and after November 1, 2006 and the appropriate distribution, if any, to NEG Oil & Gas under Article VI of the Holding LLC Operating Agreement in respect of its 50% membership interest in Holding LLC.

In the event that the transactions contemplated by the Agreement are consummated, we anticipate that we will distribute out of our then available cash balances approximately $37 million to our stockholders (including NEG Oil & Gas) through a dividend or tender offer. There can be no assurance that such distribution will take place.

Following such distribution and the repayment of our Senior Notes, our only known liabilities will consist of the tax liability noted in the next sentence, any amounts due under our then former management agreements and our short term liabilities relating to our operations, such as employee payroll, legal fees and trade payables, which are not anticipated to be significant. We anticipate that, assuming the purchase of our membership interest in Holding LLC in 2006, and based on currently available information, our 2006 federal and state income tax liability could range from approximately $28 to $35 million.

Following such distribution, if any, and after giving effect to any necessary tax reserves or payments and the repayment of the Senior Notes, we anticipate that we will continue to retain significant cash balances (approximating, based on currently available information and based on the assumed November 1, 2006 closing date referenced above, $40 to $47 million). In such event, our Board of Directors intends to consider the appropriate application of such funds, including but not limited to the possible acquisition of producing oil and gas properties and related businesses and assets or the equity in another entity which owns such properties, businesses and assets.

There can be no assurance that our Board of Directors will authorize any such transaction or, if so authorized, that we will successfully identify, or consummate the acquisition of, appropriate assets or businesses. Under such circumstances, investors should note that our principal business operations could be the management, through only a limited number of remaining employees, of our then available cash balances for an indefinite period of time.

Item 2 — 5.  None.

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

November 9, 2006

By:	/s/ RANDALL D. COOLEY
Randall D. Cooley
Vice President and Chief Financial Officer

November 9, 2006

INDEX TO EXHIBITS

2.1	Debtors Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated May 12, 2000(4)
2.2	Debtor’s and Official Committee of Unsecured Creditors Joint Disclosure Statement under Section 1125 of the Bankruptcy Code Regarding the Debtor’s and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated May 12, 2000(4)
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(5)
3.2	By-laws of the Company(1)
3.3	Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003(8)
4.1	Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the ‘Guarantor”), formerly NEG-OK, and Bank One, Columbus, N.A.(2)
4.2	Indenture dated August 21, 1997, among the Company and Bank One, N.A.(3)
10.1	NEG Holding LLC Operating Agreement dated May 1, 2001 between the Company and Gascon Partners.(6)
10.2	NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(6)
10.3	Shana National LLC Amended and Restated Operating Agreement dated September 12, 2001 executed by NEG Operating LLC.(6)
10.4	Management Agreement dated September 12, 2001 between the Company and NEG Operating LLC.(6)
10.5	Final Decree of Bankruptcy Court(7)
10.6	Management Agreement with National Onshore LP dated August 28, 2003(8)
10.7	Credit Agreement dated as of December 29, 2003 among NEG Operating LLC, Certain Commercial Lending Institutions, Mizuho Corporate Bank, Ltd., Bank of Texas N.A., and the Bank of Nova Scotia(9)
10.8	Security Agreement dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)
10.9	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)
10.10	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by National Energy Group, Inc. in favor of Bank of Texas, N.A.(9)
10.11	First Amendment to the Credit Agreement dated April 5, 2004 among NEG Operating LLC, certain commercial lending institutions, Mizuho Corporate Bank LTD, Bank of Texas N.A. and the Bank of Nova Scotia(11)
10.12	Management Agreement effective November 16, 2004 between NEG and National Offshore LP.(12)
10.13	National Energy Group, Inc. Incentive Plan(13)
10.14	Agreement and Plan of Merger dated as of December 7, 2005, by and among National Energy Group, Inc., NEG Oil & Gas LLC, NEG IPOCO, Inc. and American Real Estate Holdings Limited Partnership.(14)
10.15	Amended and Restated Credit Agreement, dated as of December 22, 2005, among NEG Operating LLC, NEG Oil & Gas LLC and Citicorp USA, Inc.(15)
10.16	Affirmation of Obligations Among NEG Operating LLC, NEG Holding LLC, Shana National LLC, NGX GP of Delaware LLC, NGX of Delaware LLC NGX Energy Limited Partnership, AREP Oil & Gas LLC and Citicorp USA, Inc. dated December 20, 2005(16)
10.17	Supplemental Indenture dated March 16, 2006(16)
10.18	Supplemental Indenture dated June 19, 2006(17)
10.19	Agreement dated October 25, 2006, among National Energy Group, Inc., NEG Oil & Gas LLC, NEG, Inc. and American Real Estate Holdings Limited Partnership(18)
10.20	Amendment dated October 30, 2006 to Management Agreement dated September 12, 2001 between the Company and NEG Operating LLC.(19)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(19)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(19)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(18). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be ‘‘filed”
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(18). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be ‘‘filed”

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33-38331), dated April 3, 1991.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to the Company’s Form S-4 (No. 333-38075), filed October 16, 1997.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Form 8-K filed January 14, 2004.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2004.

(13)	Incorporated by reference to the Company’s Form 8-K, filed November 12, 2004.

(14)	Incorporated by reference to the Company’s Form 8-K, filed December 8, 2005.

(15)	Incorporated by reference to the Company’s Form 8-K, filed December 29, 2005.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(17)	Incorporated by reference to the Company’s Form 8-K, filed June 28, 2006.

(18)	Incorporated by reference to the Company’s Form 8-K, filed October 26, 2006.

(19)	Filed herewith.