Form 10-K
period 2006-12-31
NATIONAL ENERGY GROUP INC
filed 2007-03-06
CIK 870756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑     No ☐

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of February 28, 2007 (based upon the last sales price of $4.50 as reported by the OTC Bulletin Board), was $25,167,717.

11,190,650 shares of the Registrant’s common stock, $0.01 par value, were outstanding on February 28, 2007.

Documents Incorporated by Reference: Listed below are documents, parts of which are incorporated herein by reference and the part of this report into which the document is incorporated: None.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The words “anticipate,” “expect,” “estimate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Annual Report that address activities, events, or developments that we expect or anticipate will or may occur in the future relating to the operations of National Energy Group, Inc., our business strategy and measures to implement our strategy, goals, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding the interest, belief or current expectations of our management, directors, or our officers regarding such matters. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors (see Item 1A — Risk Factors) discussed in this Annual Report, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other companies, changes in laws or regulations, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our Company or our business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

In this Annual Report, unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing National Energy Group, Inc.

PART I

Items 1. and 2.	Business and Properties

Introduction

Until November 21, 2006, we were a management company engaged in the business of managing the exploration, development, production and operations of oil and natural gas properties, primarily located in Texas, Oklahoma, Arkansas and Louisiana (both onshore and in the Gulf of Mexico). We managed the oil and natural gas operations of NEG Operating LLC (“Operating LLC”), National Onshore LP (“National Onshore”) and National Offshore LP (“National Offshore”), all of which were affiliated entities. Until that date, our principal assets were our unconsolidated non-controlling 50% membership interest in NEG Holding LLC (“Holding LLC”) and the management agreements with Operating LLC, National Onshore and National Offshore.

On November 21, 2006, we completed the sale of our non-controlling 50% membership interest in Holding LLC to NEG Oil & Gas, LLC (“NEG Oil & Gas”), paid our debt obligations in full, terminated our management agreements with Operating LLC, National Onshore and National Offshore and terminated the employment of the majority of our employees. Subsequent to November 21, 2006, we have no business operations and our principal asset consists of our cash balances. As a result, we are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

On February 15, 2007, we paid a one-time cash dividend to stockholders of record as of the close of business on February 1, 2007 in the amount of $3.31 per share, or $37.0 million in the aggregate. After giving effect to such dividend, our cash balances as of February 15, 2007 were approximately $51.2 million.

The Company’s Board of Directors intends to consider the appropriate application of our remaining cash balances, including but not limited to the possible acquisition of producing oil and gas properties and related businesses and assets or the equity in another entity which owns such properties, businesses and assets. There can be no assurance that the Company’s Board of Directors will authorize any such transaction or, if so authorized, that it will successfully identify or complete the acquisition of appropriate assets or businesses.

Because our principal assets consist of cash balances and investments thereof, we could be subject to regulation as an “investment company” under Sections 3(a)(1)(A) or (C) of the Investment Company Act of 1940, as amended (the “Act”), unless we conduct our self in a manner which avoids such status or otherwise does not require us to register under the Act. Rule 3a-2 of the Act provides for a “transient investment company” period, which allows a company with a bona fide intention to engage primarily, as soon as reasonably possible (but in no event past the first anniversary), in a business other than that of investing, reinvesting, owning, holding or trading securities to avoid registration under the Act for up to one year. As required under Rule 3a-2, our Board of Directors has adopted a resolution indicating that we have the present intention to be engaged in and consider the feasibility, costs, risks, profit potential and such other matters prudent and appropriate for the selection of, and to allow us to become engaged in a business or businesses other than investing, reinvesting, owning, holding or trading in securities, directly or through majority owned subsidiaries, by no later than November 21, 2007.

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

As mandated by the Plan of Reorganization and the bankruptcy court, on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding certain cash balances, to Holding LLC. In exchange, we received a non-controlling 50% membership interest in Holding LLC. Gascon Partners (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for the remaining 50% managing ownership interest. Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. We entered into a management and operating agreement to manage the operations of Operating LLC. In 2005, Gascon sold its managing membership interest in Holding LLC to American Real Estate Partners, L.P. (“AREP”). AREP concurrently transferred its 50% managing membership interest in Holding LLC to its wholly-owned subsidiary, NEG Oil & Gas.

In August 2003 and November 2004, we entered into agreements to manage the operations of National Onshore and National Offshore, respectively. Both National Onshore and National Offshore were owned by NEG Oil & Gas.

All management agreements were terminated on November 21, 2006.

Until November 21, 2006, due to the substantial uncertainty relating to distributions from Holding LLC, we accounted for our unconsolidated non-controlling 50% interest in Holding LLC as a preferred investment. We recognized income from the accretion of our investment in Holding LLC using the interest method. Our revenues were comprised solely of the accretion of our investment in Holding LLC and fees received for the management of Operating LLC, National Onshore and National Offshore.

Our headquarters are located in Dallas, Texas.

Sale of Our Non-controlling Membership Interest in Holding LLC and Termination of Our Management Contracts

Under the purchase option set forth in Section 5.4 of Holding LLC’s Operating Agreement dated as of May 1, 2001 (the “Holding LLC Operating Agreement”), the managing member of Holding LLC was permitted, at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated.

On September 7, 2006, we were advised that AREP entered into an Exclusivity Agreement and Letter of Intent (the “Letter of Intent”) with SandRidge Energy, Inc. (“SandRidge”), formerly Riata Energy, Inc, pursuant to which

SandRidge would obtain an option to acquire NEG Oil & Gas. At the time of the notice, NEG Oil & Gas was the owner of 50.01% of our common stock and the holder our senior notes. We were advised that the transaction was contingent upon NEG Oil & Gas, the managing member of Holding LLC, exercising its option to purchase our 50% non-managing membership interest in Holding LLC (or the acquisition of our interest in Holding LLC through another mechanism) and termination of our management agreements with Operating LLC, National Onshore and National Offshore. The transaction did not contemplate the acquisition of any of our common stock or the acquisition of our senior notes by SandRidge. We were not a party to the Letter of Intent.

On October 25, 2006, after careful review and evaluation by our previously established Special Committee consisting of an independent disinterested member of our Board of Directors (the “Special Committee”), who was advised by independent counsel and financial advisors, we entered into an agreement with NEG Oil & Gas and American Real Estate Holdings Limited Partnership (“AREH”) pertaining to the possible purchase of our membership interest in Holding LLC, termination of our previously announced merger agreement (see “Termination of Previously Announced Merger Agreement”), termination of our management agreements and payoff of our senior notes (the “NEG Oil & Gas Agreement”). Consummation of the transactions contemplated in the NEG Oil & Gas Agreement was generally contingent upon completion of AREP’s sale of NEG Oil & Gas to SandRidge.

On November 21, 2006, AREP completed the sale of its interest in NEG Oil & Gas to SandRidge and effective on that date, we entered into the following transactions:

•	NEG Oil & Gas exercised its option to purchase our non-controlling 50% membership interest in Holding LLC for net cash proceeds of approximately $260.8 million;

•	We paid in full the outstanding principal balance and accrued interest on our 10.75% senior notes due October 31, 2007 (the “Senior Notes”) in the aggregate amount of $149.6 million. Such payment was made to AREP O&G Holding LLC (“AREP O&G”), as the holder of the Senior Notes;

•	The liens in favor of NEG Oil & Gas with respect to our membership interest in Holding LLC, and the proceeds thereof, under the Operating LLC credit facility were released and terminated;

•	Our management agreements pursuant to which we managed the operations of Operating LLC, National Onshore and National Offshore were terminated;

•	The previously announced Agreement and Plan of Merger dated December 7, 2005 (the “Merger Agreement”) among us, NEG Oil & Gas, NEG IPOCO, Inc. and, for certain purposes, AREH, pursuant to which we were to have been merged into NEG IPOCO, Inc in connection with its proposed initial public offering, was terminated;

•	Any assets or property of NEG Oil & Gas and its subsidiaries owned by them but in our possession (including, without limitation, information technology, software and data relevant to the oil and gas operations of NEG Oil & Gas or its subsidiaries) were transferred and delivered to NEG Oil & Gas or its subsidiaries, as designated by NEG Oil & Gas; and

•	Most of our employees became employees of SandRidge, including the following principal officers: Randy Cooley, our chief financial officer, as well as Rick Kirby, Kent Lueders, David Rigby, Jenny Robins, Lori Mauk and Wayne Campbell, each of whom was a vice president. Bob G. Alexander and Philip D. Devlin remained our chief executive officer and vice president, general counsel and secretary, respectively, and our board of directors was unchanged. Subsequently, Jon Weber resigned as director and was replaced by Vincent Intrieri and Philip D. Devlin resigned as our general counsel and secretary.

The $260.8 million net proceeds we received for our non-controlling 50% membership interest in Holding LLC was based on the Special Committee’s determination, based on all relevant information and circumstances, that the fair market valuation for Holding LLC’s net assets was $700 million. Such amount was determined in accordance with Section 5.4 of the Holding LLC Operating Agreement, which contemplated a deemed sale by Holding LLC of all of its assets for fair market value followed by its deemed liquidation. In accordance with Article VI of the Holding LLC Operating Agreement, such net fair market valuation was subjected to the distribution protocols set forth therein in order to determine the amount to be distributed to us. In accordance with the distribution protocols, an amount equal to previous priority distributions and guaranteed payments to us plus applicable interest, was first payable to the managing membership interest holder. Since inception of Holding LLC and through November 21, 2006, we had received priority distributions and guaranteed payments aggregating $150.1 million and the managing membership interest holder had received no distributions from Holding LLC. The fair market value of Holding LLC’s net assets less the priority distributions and the guaranteed payments, plus applicable interest of $28.2 million, was then allocated to the membership interest holders in accordance with the respective capital accounts. As noted above, utilizing the net proceeds to us from the sale of our interest in Holding LLC, we paid in full the outstanding principal balance and accrued interest on our Senior Notes in the aggregate amount of $149.6 million resulting in net proceeds to us from such transactions of approximately $111.2 million.

Termination of Previously Announced Merger Agreement

On December 7, 2005, we, NEG Oil & Gas, NEG IPOCO, Inc. and, for certain purposes, AREH entered into a merger agreement, pursuant to which we agreed to be merged into NEG IPOCO, Inc. NEG Oil & Gas, a wholly owned indirect subsidiary of AREP, was the owner of 50.01% of our common stock. Upon consummation of the merger with NEG IPOCO, Inc., the holders of our common stock were to receive shares of common stock of a new company, NEG, Inc. The transaction, which was conditioned upon the consummation of an initial public offering of common stock by NEG, Inc., was to have terminated if the merger had not closed by December 1, 2006.

In accordance with the terms of the NEG Oil & Gas Agreement, on November 21, 2006, the Merger Agreement was cancelled.

Ownership and Control of Outstanding Stock

Until November 21, 2006, NEG Oil & Gas owned 50.01% of our outstanding common stock and was a wholly-owned subsidiary of American Real Estate Partners, LP (“AREP”), which owns 99% of American Real Estate Holdings Limited Partnership (“AREH”). As of November 21, 2006, 50.01% of our common stock was transferred from NEG Oil & Gas to AREP O&G, an indirect wholly-owned subsidiary of AREP. The general partner of AREP and AREH, American Property Investors, Inc. (“API”), is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), AREP, which owns 99% of AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”), Greenville Holding LLC (“Greenville”), Icahn Management LP (“Icahn Management”), Philip Services Corporation (“Philip”), American Railcar Industries, Inc. (“ARI”), XO Holdings, Inc. (“XO”), Viskase Companies, Inc. (“Viskase”) and Lear Corporation (“Lear”). Mr. Martin L. Hirsch, who was formerly one of our directors, was also formerly a director and the Executive Vice President of API. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the board of directors for both API and Cadus and a member of the API Audit Committee. Mr. Vincent Intrieri, also one of our directors, effective December 27, 2006, is a member of the Board of Directors of each of API, ARI, XO, Viskase and Lear, and an executive officer of each of High River, Icahn Management and Philip. Mr. Icahn is the largest single shareholder of Cadus, ARI, XO, Viskase, and Lear. High Coast, High River, API, Greenville, AREP, AREH, Arnos, Icahn Management and Philip are entities affiliated with Mr. Icahn. On February 15, 2007, the Board of Directors appointed Mr. Hillel Moerman as our Chief Financial Officer, effective January 31, 2007. Mr. Moerman is the Chief Financial Officer of API and AREP. (See Item 13 — Certain Relationships and Related Transactions.)

The Holding LLC Operating Agreement

Prior to November 21, 2006, our interest in Holding LLC was governed by an operating agreement effective May 12, 2001, which provided for management and control of Holding LLC by NEG Oil & Gas and distributions to us and NEG Oil & Gas based on a prescribed order of distributions as follows:

1. Guaranteed payments (“Guaranteed Payments”) were to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding priority amount (“Priority Amount”). The Priority Amount included all outstanding debt owed to NEG Oil & Gas, including the amount of our 10.75% Senior Notes (“Senior Notes”). As of November 21, 2006, immediately prior to the exercise of NEG Oil & Gas’ option to purchase our membership interest in Holding LLC, the Priority Amount was $148.6 million. The Guaranteed Payments were made on a semi-annual basis.

2. The Priority Amount was to be paid to us by November 6, 2006.

3. An amount equal to the Priority Amount and all Guaranteed Payments paid to us, plus any additional capital contributions made by NEG Oil & Gas, less any distributions previously made by Holding LLC to NEG Oil & Gas, was to be paid to NEG Oil & Gas.

4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by Holding LLC to NEG Oil & Gas, was to be paid to NEG Oil & Gas.

5. After the above distributions were made, any additional distributions were to be made in accordance with the ratio of NEG Oil & Gas and our respective capital accounts (as defined in the Holding LLC Operating Agreement).

The timing and amount of the Priority Amount was designed to provide us with sufficient proceeds to repay our Senior Notes. The timing and amounts of the Guaranteed Payments were expected to be sufficient to make the interest payments on our Senior Notes. Prior to the exercise of NEG Oil & Gas’ option to purchase our membership interest in Holding LLC, there was substantial uncertainty that we would receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accreted our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through November 2006 (based on the terms of the Holding LLC Operating Agreement), recognizing the accretion income in earnings. Our investment in Holding LLC would have been reduced to zero upon our collection of the Priority Amount. Due to the substantial uncertainty that we would receive any distribution in excess of the Priority Amount and Guaranteed Payment Amounts from Holding LLC, we did not record any income or recognize an asset related to our residual equity interest until NEG Oil & Gas exercised its option to purchase our membership interest in Holding LLC. We accounted for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

Former Management Agreements

Former Operating LLC Management Agreement

Prior to November 21, 2006, the management and operation of Operating LLC was undertaken by us pursuant to a management agreement which we entered into with Operating LLC, effective May 1, 2001, as amended from time to time. However, neither our management nor directors controlled the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which were controlled by the managing member of Holding LLC (NEG Oil & Gas). The Operating LLC management agreement provided that we would manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006 (subsequently amended to December 15, 2006), or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conducted the day-to-day operations of Operating LLC’s oil and natural gas business, and all costs and expenses incurred in the operation of the oil and natural gas properties were borne by Operating LLC, although the management agreement provided that the salary of our Chief Executive Officer was to be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer was 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC paid us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incurred in operating the oil and natural gas properties. Operating LLC agreed to indemnify us to the extent we incurred any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $6.2 million, $5.6 million and $6.4 million in management fee income for the years ended December 31, 2004, 2005, and 2006, respectively under this agreement.

The Operating LLC management agreement was terminated on November 21, 2006.

Former National Onshore Management Agreement

On August 28, 2003, we entered into a management agreement whereby we managed the oil and natural gas business of National Onshore until November 21, 2006. The National Onshore management agreement was entered in connection with a plan of reorganization for National Onshore proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn (the “National Onshore Plan”). On August 28, 2003, the United States Bankruptcy Court, Southern District of Texas, issued an order confirming the National Onshore Plan. NEG Oil & Gas owned all of National Onshore, which was engaged in the exploration, production and transmission of oil and natural gas, primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and our former Vice President, Secretary and General Counsel, respectively, served on the National Onshore Board of Directors and acted as the two principal officers of National Onshore and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our former Vice President and CFO, was Treasurer of National Onshore and its subsidiaries.

The National Onshore management agreement provided that we were to be responsible for and have authority with respect to all of the day-to-day management of National Onshore’s business, but we did not function as a Disbursing Agent as such term is defined in the National Onshore Plan. As consideration for our services in managing the National Onshore business, the National Onshore management agreement provided that we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. We recorded $4.7 million, $4.8 million and $4.3 million in management fee income for the years ended December 31, 2004, 2005 and 2006, respectively, under this agreement.

The National Onshore management agreement was terminated on November 21, 2006.

Former National Offshore Management Agreement

On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for National Offshore (the “National Offshore Plan”). In connection with the Bankruptcy Court’s order confirming the National Offshore Plan, we entered into a management agreement with National Offshore to manage its oil and natural gas business until November 21, 2006. NEG Oil & Gas owned all of National Offshore, which was engaged in the exploration, production and transmission of natural gas and oil, primarily in the Gulf Coast and the Gulf of Mexico. Bob G. Alexander, our President and CEO, served on the National Offshore Board of Directors and acted as National Offshore’s President. Philip D. Devlin, our former Vice President, General Counsel and Secretary, served on the National Offshore Board of Directors and acted as National Offshore’s Vice President and Secretary. Randall D. Cooley, our former Vice President and CFO, was Treasurer of National Offshore. In exchange for our management services, the National Offshore management agreement provided that we are to be paid a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incurred in operating and administering the National Offshore oil and natural gas properties. We recorded $0.7 million, $4.2 million and $4.8 million in management fee income for the years ended December 31, 2004, 2005 and 2006, respectively, under this agreement.

The National Offshore management agreement was terminated on November 21, 2006.

Former Operating LLC Credit Agreements

We are not a party to any credit facility. Prior to November 21, 2006, our membership interest in Holding LLC was pledged to secure borrowings under the NEG Oil & Gas Credit Facility described below. In connection with the sale of our interest in Holding LLC on November 21, 2006, the lien on our membership interest in Holding LLC and any proceeds thereon was cancelled and terminated.

On December 22, 2005, NEG Oil & Gas entered into a credit agreement, dated as of December 20, 2005, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and other lender parties thereto (the “NEG O&G Credit Facility”). The NEG O&G Credit Facility was secured by substantially all the assets of NEG Oil & Gas and its subsidiaries, had a five-year term and permitted payments and reborrowings subject to a borrowing base calculation based on the proved oil and gas reserves of NEG Oil &

Gas and its subsidiaries. Under the NEG O&G Credit Facility, NEG Oil & Gas was permitted to borrow up to $500 million, and the initial borrowing base was set at $335 million.

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

Also, on December 22, 2005, as part of NEG Oil & Gas’ purchase of the Mizuho facility, Operating LLC entered into an Amended and Restated Credit Agreement, dated as of December 20, 2005, with NEG Oil & Gas as the successor to the lenders under the Credit Agreement and Citicorp USA, Inc. as collateral agent (the “Restated Credit Agreement”). By purchasing the Credit Agreement, NEG Oil & Gas was the successor in interest to the pledge agreements and irrevocable proxies dated as of December 29, 2003 signed by each of Holding LLC, Operating LLC and us in favor of the former lenders under the Credit Agreement. Pursuant to the terms of the Restated Credit Agreement, Operating LLC and Holding LLC executed and delivered to NEG Oil & Gas affirmations of their obligations under their respective pledge agreements. NEG Oil & Gas pledged all of its rights under the Credit Agreement to the new lenders of the NEG Oil & Gas Credit Facility, including the collateral securing Operating LLC’s original obligations to such lenders.

The Restated Credit Agreement provided for a loan commitment amount of up to $180 million, including a letter of credit commitment of up to $1.0 million, subject to certain borrowing base and other limitation. At December 22, 2005, Operating LLC owed approximately $132.4 million under the Restated Credit Agreement and had no outstanding letters of credit. The Restated Credit Agreement also required, among other things, maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Other than the pledge of our equity interest in Holding LLC described above, we were not a party to the Restated Credit Agreement.

Generally, draws made under the Credit Agreement or Restated Credit Agreement were made to fund working capital requirements, acquisitions and capital expenditures. During the period January 1, 2006 through November 21, 2006, Operating LLC’s outstanding balance was $132.4 million.

Senior Notes

On November 21, 2006, in connection with the AREP’s sale of NEG Oil & Gas to SandRidge, the Senior Notes, as well as its 50.01% ownership interest in our stock were transferred from NEG Oil & Gas to AREP O&G. The Senior Notes bore interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and originally matured in November 2006. On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as the holder of the Senior Notes, to extend the maturity date of the Senior Notes to April 1, 2007. On June 19, 2006, the Senior Notes were further extended to October 31, 2007. The Senior Notes were senior, unsecured obligations that ranked pari passu with all of our existing and future senior indebtedness. In connection with NEG Oil & Gas’ exercise of its option to purchase our non-controlling 50% membership interest in Holding LLC for net cash proceeds of $260.8 million, we paid in full the outstanding principal of and accrued interest on our 10.75% Senior Notes due October 31, 2007 in the aggregate amount of $149.6 million. Such payment was made to AREP O&G, as the holder of the Senior Notes.

Our Properties and Principal Areas of Operations

We have no business operations and our principal asset consists of our cash balances.

Former Investment in Holding LLC

Effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties, excluding certain cash balances, to Holding LLC in exchange for Holding LLC’s obligation to pay us the Guaranteed Payments and Priority Amount and a non-controlling 50% membership interest (“LLC Contribution”). For financial reporting purposes the transaction was as of September 1, 2001. Gascon also contributed oil and natural gas assets and cash in exchange for future payments and the other remaining 50% managing membership interest now owned by NEG Oil & Gas.

The Holding LLC Operating Agreement required payment of the Guaranteed Payments and Priority Amount to us in order to pay interest on the Senior Notes in the principal amount of $148.6 million due on April 1, 2007. After we received the Guaranteed Payments and Priority Amount that totaled approximately $300 million (which includes the $148.6 million), the Holding LLC Operating Agreement required the distribution of an equal amount to NEG Oil & Gas (successor to Gascon). A discussion of required distributions is included above. Holding LLC was contractually obligated to make the Guaranteed Payments and Priority Amount distributions to us and NEG Oil & Gas before any distributions could be made to the membership interest.

We originally recorded our investment in Holding LLC at the historical cost of the oil and natural gas properties contributed to Holding LLC. In evaluating the appropriate accounting to be applied to this investment, we anticipated that we would collect the Guaranteed Payments and Priority Amount through November 2006, based on the terms of the Holding LLC Operating Agreement. However, based on cash flow projections prepared by the management of Holding LLC and its reserve engineers, there was substantial uncertainty that there would be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to NEG Oil & Gas. Due to this uncertainty, we accreted our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through November 2006, recognizing the accretion income in earnings. Accretion income was periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount were recorded as reductions in the investment in Holding LLC. The investment in Holding LLC was evaluated quarterly for other than temporary impairment. Our rights upon liquidation of Holding LLC were identical to those described above, and we considered those rights in determining the appropriate presentation.

We accounted for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

Effective November 21, 2006 we consummated the NEG Oil & Gas Agreement and sold our interest in Holding LLC for net proceeds of $260.8 million and recognized a pre-tax gain of approximately $112.2 million.

As of December 31, 2006, we no longer have an ownership interest in Holding LLC.

Holding LLC — Pre-November 21, 2006 — Oil and Natural Gas Production and Unit Economics

The following table shows the approximate net production attributable to the Holding LLC’s oil and natural gas interests, the average sales price per barrel of oil and Mcf of natural gas produced (including the effects of price risk management activities), and the average unit economics per Mcfe related to Holding LLC’s oil and natural gas production for the periods indicated. Information of Holding LLC is included through the date of sale, November 21, 2006.

			Period from
			January 1, 2006
	Year Ended		through
	December 31,		November 21,
	2004	2005	2006

Net production:
Oil (Mbbls)	565	527	415
Natural gas (Mmcf)	13,106	16,250	15,463
Natural gas equivalent (Mmcfe)	16,496	19,411	17,953
Average sales price:
Oil (per Bbl)	$28.37	$49.11	$54.51
Natural gas (per Mcf)	5.21	6.02	5.33
Unit economics (per Mcfe):
Average sales price	$5.11	$6.37	$5.85
Lease operating expenses	.82	.95	1.18
Oil and natural gas production taxes	.35	.44	.29
Depletion rate	1.28	1.65	1.93
General and administrative expenses	.25	.20	.21

Holding LLC — Pre-November 21, 2006 — Drilling Activity

The following table sets forth Holding LLC’s exploration and development drilling results for the years ended December 31, 2004 and 2005 and for the period from January 1, 2006 through November 21, 2006.

					Period from
					January 1, 2006
	Year Ended December 31,				through
	2004		2005		November 21, 2006
	Gross	Net	Gross	Net	Gross	Net

Exploratory wells
Productive	52	17.4	41	17.9	66	28.8
Non-productive	11	3.3	6	2.4	3	1.2

Total	63	20.7	47	20.3	69	30.0

Development wells
Productive	39	19.0	38	24.5	54	34.8
Non-productive	—	—	1	.2	24	4.8

Total	39	19.0	39	24.7	78	39.6

Combined Total	102	39.7	86	45.0	147	69.6

Holding LLC — Pre-November 21, 2006 — Markets and Customers

A large percentage of Holding LLC’s oil and natural gas sales were made directly to a small number of purchasers. Additionally, some of our oil and natural gas attributable to non-operated properties was sold to other third party purchasers by the operator of such properties, which then remitted our proportionate share of the proceeds to us. SandRidge was the largest, single seller of oil and natural gas from our non-operated properties pursuant to such arrangement. For the period January 1, 2006 through November 21, 2006, Plains Marketing and Transportation (“Plains”) accounted for approximately 90% of Holding LLC’s oil sales and SandRidge, Seminole Energy Services (“Seminole”) and Anadarko Petroleum corporation accounted for approximately 45%, 14%, and 7%, respectively, of Holding LLC’s natural gas sales. For the year ended December 31, 2005, Plains accounted for 89.8% of Holding LLC’s oil sales and SandRidge, Seminole and Crosstex Energy accounted for 35.5%, 21.6% and 7.9%, respectively, of Holding LLC’s natural gas sales. For the year ended December 31, 2004, Plains accounted for 88.0% of Holding LLC’s oil sales and SandRidge, Seminole and Crosstex accounted for approximately 39.5%, 26.1% and 6.7%, respectively, of Holding LLC’s natural gas sales.

The agreement with Plains, entered into in 1993, provides for Plains to purchase Holding LLC’s oil pursuant to West Texas Intermediate posted prices plus a premium. A portion of Holding LLC’s natural gas production was sold pursuant to long-term netback contracts. Under netback contracts, gas purchasers buy gas from a number of producers, process the gas for natural gas liquids, and sell the liquids and residue gas. Each producer receives a fixed portion of the proceeds from the sale of the liquids, and residue gas. The gas purchasers pay for transportation, processing, and marketing of the gas and liquids, and assume the risk of contracting pipelines and processing plants in return for a portion of the proceeds of the sale of the gas and liquids. Generally, because the purchasers are marketing large volumes of hydrocarbons gathered from multiple producers, higher prices may be obtained for the gas and liquids. The remainder of Holding LLC’s natural gas was sold on the spot market under short-term contracts.

Holding LLC — Pre-November 21, 2006 — Regulation

Through November 21, 2006, Holding LLC’s oil and natural gas exploration, production, and related operations were subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations could have resulted in substantial penalties. The regulatory burden on the oil and natural gas industry increased Holding LLC’s cost of doing business and affected its profitability. Through November 21, 2006, Holding LLC believed that it had operated in compliance with all federal, state and local regulations.

Holding LLC — Pre-November 21, 2006 — Operational Hazards and Insurance

Prior to November 21, 2006, Holding LLC’s operations were subject to all of the risks inherent in oil and natural gas exploration, drilling and production. These hazards could have resulted in substantial losses to Holding LLC due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, or suspension of operations. Holding LLC maintained insurance of various types customary in the industry to cover its operations and believed it was insured prudently against certain of these risks. In addition, Holding LLC maintained operator’s extra expense coverage that provided coverage for the care, custody and control of wells drilled by Holding LLC. Holding LLC’s insurance did not cover every potential risk associated with the drilling and production of oil and natural gas. As a prudent operator, Holding LLC maintained levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges.

Holding LLC — Pre-November 21, 2006 — Competition

The oil and natural gas industry is intensely competitive in all of its phases. Prior to November 21, 2006, Holding LLC, which was a small competitive factor in the industry, encountered strong competition from major oil companies, independent oil and natural gas concerns, and individual producers and operators, many of which have financial resources, staffs, facilities and experience substantially greater than those of Holding LLC.

Our Office Space

We lease approximately 25,000 square feet of office space in Dallas, Texas. (See note 7-National Energy Group, Inc., Notes to Financial Statements). Our lease expires in December 2007.

Our Employees

As of February 28, 2007, we have 3 full-time employees. Of these employees, 2 are officers. We have no collective bargaining agreements with employees, and we believe that relations with our employees are generally satisfactory.

Access to Public Filings

We provide public access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the SEC under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at: http://www.neg-inc.com. These documents may also be found at the SEC’s website at http://www.sec.gov. This website address is intended to be an inactive, textual reference only, and none of the material on this website is part of this report.

Item 1A.	Risk Factors

Risks Related to our current operations

We have no business operations

We have no business operations and our principal asset consists of our cash balances. As a result, we are a shell company as defined in Rule 12b-2 of the Securities and Exchange Act of 1934, as amended. The Company’s Board of Directors intends to consider the appropriate application of our remaining cash balances, including but not limited to the possible acquisition of producing oil and gas properties and related businesses and assets or the equity in another entity which owns such properties, businesses and assets. There can be no assurance that the Company’s Board of Directors will authorize any such transaction or, if so authorized, that it will successfully identify or complete the acquisition of appropriate assets or businesses.

We have no sources of revenues other than our interest income.

Other than interest income from our cash balances, we have no sources of revenue. If our interest income is insufficient to cover our expenses, our cash balances may decrease and we may have insufficient resources to pursue certain future business opportunities.

We rely upon outside consultants and advisors to perform critical functions

We rely upon financial reporting consultants, outside legal counsel and contractors to perform many of our day-to-day tasks, including legal services, accounting and financial reporting services. Our financial reporting consultants, outside legal counsel and other contractors may have interests and arrangements that may be different from our stockholders’ interest, including, but not limited to, other client priorities and relationships with entities that we may do business with in the future.

If we are unable to continue to employ qualified outside legal advisors and consultants to perform critical functions, we may be unable to meet our regulatory reporting obligations in a timely manner and our system of internal accounting controls may not function as intended.

The loss of our president and chief executive officer could adversely affect our internal controls over financial reporting and may limit future operations of the Company

As of December 31, 2006, our system of internal accounting control relies, to a great extent, on the review of 100% of our cash disbursement transactions by Bob G. Alexander, our chief executive officer. Mr. Alexander is also critical to developing and implementing a future strategic business direction of the company. We do not maintain key man life insurance policies. The loss of Mr. Alexander could have a material adverse effect on our system of internal accounting control and could adversely effect the development and/or implementation of the future strategic business direction of the Company.

Our chief financial officer is not an employee of our company

On February 15, 2007, the Board of Directors appointed Mr. Hillel Moerman as our Chief Financial Officer, effective January 31, 2007. Mr. Moerman is the Chief Financial Officer of API and AREP, the indirect owner of 50.01% of our common stock and is an officer of various other entities owned or controlled by Mr. Icahn. Neither API, AREP nor Mr. Moerman receive any remuneration for his services as our chief financial officer. As an employee and/or officer of API, AREP and various other entities owned or controlled by Mr. Icahn, Mr. Moerman may have interests and arrangements that may be different than our other stockholders’ interests which could create or appear to create conflicts of interests when faced with critical decisions that could have different implications for us and API, AREP or various other entities owned or controlled by Mr. Icahn.

We may be deemed to be an Investment Company under the Investment Company Act of 1940

Because our principal assets consist of cash balances and investments thereof, we could be subject to regulation as an “investment company” under Sections 3(a)(1)(A) or (C) of the Investment Company Act of 1940, as amended (the “Act”), unless we conduct our self in a manner which avoids such status or otherwise does not require us to register under the Act. Rule 3a-2 of the Act provides for a “transient investment company” period, which allows a company with a bona fide intention to engage primarily, as soon as reasonably possible (but in no event past the first anniversary), in a business other than that of investing, reinvesting, owning, holding or trading securities to avoid registration under the Act for up to one year. As required under Rule 3a-2, our Board of Directors has adopted a resolution indicating that we have the present intention to be engaged in and consider the feasibility, costs, risks, profit potential and such other matters prudent and appropriate for the selection of, and to allow us to become engaged in a business or businesses other than investing, reinvesting, owning, holding or trading in securities, directly or through majority owned subsidiaries, by no later than November 21, 2007.

If we fail or are unable to engage in a future business other than investing, reinvesting, owning, holding or trading in securities, directly or through majority owned subsidiaries, by no later than November 21, 2007 we will be subject to filing and reporting requirements as an investment company under the Investment Company Act of 1940.

The interest of AREP and its affiliates may conflict with the interests of our other stockholders

AREP O&G, an indirect, wholly-owned subsidiary of AREP, owns 50.01% of our common stock. Given its voting interest, AREP may be able to control the outcome of all matters submitted to our stockholders for approval, including the election of directors. Accordingly, either in its capacity as a stockholder or through its ability to elect our Board of Directors, AREP may be able to control all key decisions regarding us, including mergers or other business combinations and acquisitions, disposition of assets, future issuances of our common stock or other securities, the incurrence of debt by us, the payment of dividends on our common stock, including the frequency and the amount of dividends that would be payable on our common stock, and amendments to our certificate of incorporation and bylaws. Further, as long as AREP continues to beneficially own our shares representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, it may take actions required to be taken at a meeting of shareholders without a meeting or a vote and without prior notice to holders of our common stock. AREP’s controlling interest may discourage a change of control that the holders of our common stock may favor. AREP may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to holders of our common stock or adversely affect us or other investors. This in turn may have an adverse affect on the market price of our common stock. AREP owns and controls and has an interest in a wide array of companies, as does Mr. Icahn and entities affiliated with him. As a result, AREP’s interests may not always be consistent with our interests or the interests of our other stockholders. AREP and its affiliates, any other person in which AREP or any such affiliate has any direct or indirect voting or economic interest, or any director, officer, member, partner, stockholder or employee of any of them, may pursue acquisitions or business opportunities that may be complementary to our business. AREP, its affiliates, any other person in which AREP or any such affiliate has any direct or indirect voting or economic interest, and any director, officer, member, partner, stockholder or employee of AREP, any entities controlled by AREP or any other person in which AREP or any such affiliate has any direct or indirect voting interest, may engage directly or indirectly in the same or similar business activities or lines of business as we do and that might be in direct or indirect competition with us. If any of them acquires knowledge of a potential transaction or matter that may be a corporate opportunity for any of them and us, none of them has any duty to communicate or offer such corporate opportunity to us, and any of them may take advantage of such corporate opportunities or to direct such corporate opportunities to another person or entity without first presenting such opportunities to us, unless such opportunities are expressly offered to any such party solely in, and as a direct result of, his capacity as our director, officer, or employee. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or not at all. To the extent that conflicts of interest may arise between us and AREP and its affiliates, those conflicts may be resolved in a manner adverse to us or to you or other holders of our securities.

Item 1B.	Unresolved Staff Comments

None.

Item 3.	Legal Proceedings

In January 2007, we reached an agreement to settle a lawsuit brought in Oklahoma state court with respect to an oilfield waste facility licensed by the Oklahoma Corporation Commission the (“OCC”) in Canadian County, Oklahoma. The suit was originally filed in 1999 against us and approximately 100 other defendants claiming collateral liability with respect to the site. Final approval and settlement is pending receipt of signed documents of release from the plaintiffs and defendants. The matter is also currently scheduled for review before the OCC on or about March 7-9, 2007. We believe an adverse ruling at the OCC will not have a material adverse impact on us or the settlement in the state court proceeding.

Our portion of the settlement was not material to the financial position, results of operations or cash flows of the Company.

To our knowledge, there are no additional legal proceedings in which we are defendants.

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

	Common Stock
	Price
	High	Low

Calendar Years by Quarter
2006
First	$5.85	$4.60
Second	6.70	5.01
Third	6.75	5.00
Fourth	6.45	5.00
2005:
First	$3.40	$2.25
Second	3.09	2.12
Third	5.50	2.40
Fourth	7.75	3.70

On February 28, 2007, the latest practicable date for providing price information, the last quoted price for our common stock was $4.50.

Although we no longer own any oil and gas properties, previous to November 21, 2006, our major operating asset was our non-managing 50% membership interest in Holding LLC and our management contracts. Holding LLC’s primary business was the ownership, development and production of oil and gas properties which were operated and managed by us. Accordingly, the following graph shows a five year comparison of cumulative total shareholder returns for our Company, the NASDAQ Market Index and an index of peer companies in the oil and gas industry selected by us (the “Peer Group”).

Comparison 5-Year Cumulative Total Return
Among National Energy Group,
NASDAQ Market Index and Peer Group Index

Assumes $100 invested on December 31, 2001 and dividends, if any are reinvested.

The total cumulative return in investment (change in the year end stock price plus reinvested dividends) for each of the years for our Company, the NASDAQ Market Index and the Peer Group is based on the stock price or composite index beginning at the end of the calendar year 2001.

The Peer Group Index is a diversified group of independent oil and gas companies comprised of the following companies: Abraxas Petroleum Corporation (ABP); Clayton Williams Energy Inc (CWEI); Comstock Resources Inc. (CRK); and Edge Petroleum Corporation (EPEX).

Holders

As of February 28, 2007, we had approximately 7,200 record holders of our shares of common stock, including multiple nominee holders for an undetermined number of beneficial owners.

Dividends on Common Stock

On January 22, 2007, we declared a one-time cash dividend on our outstanding common stock in the amount of $3.31 per share, or $37.0 million in the aggregate, payable on February 15, 2007 to stockholders of record as of the close of business on February 1, 2007. Prior to the one-time cash dividend declared on January 22, 2007, we had never paid cash dividends on our common stock. We currently have no plans to declare cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

The following table sets forth our selected historical financial and operating data as of and for each of the five years in the period ended December 31, 2006. The financial data was derived from our historical financial statements and is not necessarily indicative of our future performance. The financial data set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere herein.

	Year Ended December 31,
	2002	2003	2004	2005	2006(1)
	(In thousands, except per unit data)

Statement of Operations Data:
Accretion of Investment in Holding LLC	$32,879	$30,141	$34,432	$44,306	$48,488
Management fees — affiliates	7,637	7,967	11,563	14,587	15,554
Gain on sale of Holding LLC membership interest					112,188
Interest income and other, net	36	34	39	78	530

Total revenue	40,552	38,142	46,034	58,971	176,760

Costs and expenses:
Salaries and wages	4,256	4,349	7,225	8,790	12,541
Insurance	588	638	1,002	809	1,035
Rent and utilities	624	669	699	798	817
Other G&A expenses	1,637	1,575	2,219	4,508	4,245
Interest expense	18,964	15,115	13,940	13,940	12,549

Total costs and expenses	26,069	22,346	25,085	28,845	31,187

Income before income taxes	14,483	15,796	20,949	30,126	145,573
Income tax expense	(5,068)	(225)	(6,664)	(4,852)	(42,114)

Net income	$9,415	$15,571	$14,285	$25,274	$103,459

Net income per common share, basic and diluted	$.84	$1.39	$1.28	$2.26	$9.25

Cash Flow Data:
Net cash used in operating activities	$(21,266)	$(59,053)	$(16,650)	$(15,407)	$(42,986)
Net cash provided by investing activities	21,653	58,735	15,978	15,978	276,763
Net cash used in financing activities	—	—	—	—	(148,637)
Balance Sheet Data (at period end):
Cash and cash equivalents	$3,477	$3,159	$2,488	$3,059	$88,200
Working capital (deficit)	(40,001)	1,699	2,200	1,784	85,545
Total assets	138,805	99,684	112,113	135,727	88,503
Long-term debt	159,576	148,637	148,637	148,637	—
Stockholders’ equity (deficit)	(72,989)	(57,418)	(43,133)	(17,859)	85,601

(1)	See “Sale of our Membership interest in Holding LLC” discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future operations to differ materially from our expectations. See “Disclosure Regarding Forward-Looking Statements” at the beginning of this Annual Report.

Overview of our Business

Until November 21, 2006, we were a management company engaged in the business of managing the exploration, development, production and operations of oil and natural gas properties, primarily located in Texas, Oklahoma, Arkansas and Louisiana (both onshore and in the Gulf of Mexico). We managed the oil and natural gas operations of NEG Operating LLC (“Operating LLC”), National Onshore LP (“National Onshore”) and National Offshore LP (“National Offshore”), all of which were affiliated entities. Until that date, our principal assets were our unconsolidated non-controlling 50% membership interest in NEG Holding LLC (“Holding LLC”) and the management agreements with Operating LLC, National Onshore and National Offshore.

On November 21, 2006, we completed the sale of our non-controlling 50% membership interest in Holding LLC to NEG Oil & Gas, LLC (“NEG Oil & Gas”), paid our debt obligations in full, terminated our management agreements with Operating LLC, National Onshore and National Offshore and terminated the employment of the majority of our employees. Subsequent to November 21, 2006, we have no business operations and our principal asset consists of our cash balances. As a result, we are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

On February 15, 2007, we paid a one-time cash dividend to stockholders of record as of the close of business on February 1, 2007 in the amount of $3.31 per share, or $37.0 million in the aggregate. After giving effect to such dividend, our cash balances as of February 15, 2007 were approximately $51.2 million.

The Company’s Board of Directors intends to consider the appropriate application of our remaining cash balances, including but not limited to the possible acquisition of producing oil and gas properties and related businesses and assets or the equity in another entity which owns such properties, businesses and assets. There can be no assurance that the Company’s Board of Directors will authorize any such transaction or, if so authorized, that it will successfully identify or complete the acquisition of appropriate assets or businesses.

Because our principal assets consist of cash balances and investments thereof, we could be subject to regulation as an “investment company” under Sections 3(a)(1)(A) or (C) of the Investment Company Act of 1940, as amended (the “Act”), unless we conduct our self in a manner which avoids such status or otherwise does not require us to register under the Act. Rule 3a-2 of the Act provides for a “transient investment company” period, which allows a company with a bona fide intention to engage primarily, as soon as reasonably possible (but in no event past the first anniversary), in a business other than that of investing, reinvesting, owning, holding or trading securities to avoid registration under the Act for up to one year. As required under Rule 3a-2, our Board of Directors has adopted a resolution indicating that we have the present intention to be engaged in and consider the feasibility, costs, risks, profit potential and such other matters prudent and appropriate for the selection of, and to allow us to become engaged in a business or businesses other than investing, reinvesting, owning, holding or trading in securities, directly or through majority owned subsidiaries, by no later than November 21, 2007.

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

As mandated by the Plan of Reorganization and the bankruptcy court, on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding certain cash balances, to Holding LLC. In exchange, we received a non-controlling 50% membership interest in Holding LLC. Gascon Partners (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding

LLC in exchange for the remaining 50% managing ownership interest. Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. We entered into a management and operating agreement to manage the operations of Operating LLC. In 2005, Gascon sold its managing membership interest in Holding LLC to American Real Estate Partners, L.P. (“AREP”). AREP concurrently transferred its 50% managing membership interest in Holding LLC to its wholly-owned subsidiary, NEG Oil & Gas.

In August 2003 and November 2004, we entered into agreements to manage the operations of National Onshore and National Offshore, respectively. Both National Onshore and National Offshore were owned by NEG Oil & Gas.

All management agreements were terminated on November 21, 2006.

Until November 21, 2006, due to the substantial uncertainty relating to distributions from Holding LLC, we accounted for our unconsolidated non-controlling 50% interest in Holding LLC as a preferred investment. We recognized income from the accretion of our investment in Holding LLC using the interest method. Our revenues were comprised solely of the accretion of our investment in Holding LLC and fees received for the management of Operating LLC, National Onshore and National Offshore.

Our headquarters are located in Dallas, Texas.

Sale of Our Membership Interest in Holding LLC and Termination of Our Management Contracts

Under the purchase option set forth in Section 5.4 of Holding LLC’s Operating Agreement dated as of May 1, 2001 (the “Holding LLC Operating Agreement”), the managing member of Holding LLC was permitted, at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated.

On September 7, 2006, we were advised that AREP entered into an Exclusivity Agreement and Letter of Intent (the “Letter of Intent”) with SandRidge Energy, Inc. (“SandRidge”), formerly Riata Energy, Inc, pursuant to which SandRidge would obtain an option to acquire NEG Oil & Gas. At the time of the notice, NEG Oil & Gas was the owner of 50.01% of our common stock and the holder our senior notes. We were advised that the transaction was contingent upon NEG Oil & Gas, the managing member of Holding LLC, exercising its option to purchase our 50% non-managing membership interest in Holding LLC (or the acquisition of our interest in Holding LLC through another mechanism) and termination of our management agreements with Operating LLC, National Onshore and National Offshore. The transaction did not contemplate the acquisition of any of our common stock or the acquisition of our senior notes by SandRidge. We were not a party to the Letter of Intent.

On October 25, 2006, after careful review and evaluation by our previously established Special Committee consisting of an independent disinterested member of our Board of Directors (the “Special Committee”), who was advised by independent counsel and financial advisors, we entered into an agreement with NEG Oil & Gas and American Real Estate Holdings Limited Partnership (“AREH”) pertaining to the possible purchase of our membership interest in Holding LLC, termination of our previously announced merger agreement (see “Termination of Previously Announced Merger Agreement”), termination of our management agreements and payoff of our senior notes (the “NEG Oil & Gas Agreement”). Consummation of the transactions contemplated in the NEG Oil & Gas Agreement was generally contingent upon completion of AREP’s sale of NEG Oil & Gas to SandRidge.

On November 21, 2006, AREP completed the sale of its interest in NEG Oil & Gas to SandRidge and effective on that date, we entered into the following transactions:

•	NEG Oil & Gas exercised its option to purchase our non-controlling 50% membership interest in Holding LLC for net cash proceeds of approximately $260.8 million;

•	We paid in full the outstanding principal balance and accrued interest on our 10.75% senior notes due October 31, 2007 (the “Senior Notes”) in the aggregate amount of $149.6 million. Such payment was made to AREP O&G Holding LLC (“AREP O&G”), as the holder of the Senior Notes;

•	The liens in favor of NEG Oil & Gas with respect to our membership interest in Holding LLC, and the proceeds thereof, under the Operating LLC credit facility were released and terminated;

•	Our management agreements pursuant to which we managed the operations of Operating LLC, National Onshore and National Offshore were terminated;

•	The previously announced Agreement and Plan of Merger dated December 7, 2005 (the “Merger Agreement”) among us, NEG Oil & Gas, IPOCO, Inc. and, for certain purposes, AREH, pursuant to which we were to have been merged into IPOCO, Inc in connection with its proposed initial public offering, was terminated;

•	Any assets or property of NEG Oil & Gas and its subsidiaries owned by them but in our possession (including, without limitation, information technology, software and data relevant to the oil and gas operations of NEG Oil & Gas or its subsidiaries) were transferred and delivered to NEG Oil & Gas or its subsidiaries, as designated by NEG Oil & Gas; and

•	Most of our employees became employees of SandRidge, including the following principal officers: Randy Cooley, our chief financial officer, as well as Rick Kirby, Kent Lueders, David Rigby, Jenny Robins, Lori Mauk and Wayne Campbell, each of whom was a vice president. Bob G. Alexander and Philip D. Devlin remained our chief executive officer and vice president, general counsel and secretary, respectively, and our board of directors was unchanged. Subsequently, Jon Weber resigned as director and was replaced by Vincent Intrieri and Philip D. Devlin resigned as our general counsel and secretary.

The $260.8 million net proceeds we received for our non-controlling 50% membership interest in Holding LLC was based on the Special Committee’s determination, based on all relevant information and circumstances, that the fair market valuation for Holding LLC’s net assets was $700 million. Such amount was determined in accordance with Section 5.4 of the Holding LLC Operating Agreement, which contemplated a deemed sale by Holding LLC of all of its assets for fair market value followed by its deemed liquidation. In accordance with Article VI of the Holding LLC Operating Agreement, such net fair market valuation was subjected to the distribution protocols set forth therein in order to determine the amount to be distributed to us. In accordance with the distribution protocols, an amount equal to previous priority distributions and guaranteed payments to us plus applicable interest, was first payable to the managing membership interest holder. Since inception of Holding LLC and through November 21, 2006, we had received priority distributions and guaranteed payments aggregating $150.1 million and the managing membership interest holder had received no distributions from Holding LLC. The fair market value of Holding LLC’s net assets less the priority distributions and the guaranteed payments, plus applicable interest of $28.2 million, was then allocated to the membership interest holders in accordance with the respective capital accounts. As noted above, utilizing the net proceeds to us from the sale of our interest in Holding LLC, we paid in full the outstanding principal balance and accrued interest on our Senior Notes in the aggregate amount of $149.6 million resulting in net proceeds to us from such transactions of approximately $111.2 million.

Termination of Previously Announced Merger Agreement

On December 7, 2005, we, NEG Oil & Gas, NEG IPOCO, Inc., and, for certain purposes, AREH entered into a merger agreement, pursuant to which we agreed to be merged into NEG IPOCO, Inc. NEG Oil & Gas, a wholly owned indirect subsidiary of AREP, was the owner of 50.01% of our common stock. Upon consummation of the merger with NEG IPOCO Inc., the holders of our common stock were to receive shares of common stock of a new company, NEG, Inc. The transaction, which was conditioned upon the consummation of an initial public offering of common stock by NEG IPOCO, Inc., was to have terminated if the merger had not closed by December 1, 2006.

In accordance with the terms of the NEG Oil & Gas Agreement, on November 21, 2006, the Merger Agreement was cancelled.

Ownership and Control of Outstanding Stock

Until November 21, 2006, NEG Oil & Gas owned 50.01% of our outstanding common stock and was a wholly-owned subsidiary of American Real Estate Partners, LP (“AREP”), which owns 99% of American Real Estate Holdings Limited Partnership (“AREH”). As of November 21, 2006, 50.01% of our common stock was transferred from NEG Oil & Gas to AREP O&G, an indirect wholly-owned subsidiary of AREP. The general partner of AREP and AREH, American Property Investors, Inc. (“API”), is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), AREP, which owns 99% of AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) Greenville Holding LLC (“Greenville”), Icahn Management LP (“Icahn Management”), Philip Services Corporation (“Philip”), American Railcar Industries, Inc. (“ARI”), XO Holdings, Inc. (“XO”), Viskase Companies, Inc. (“Viskase”) and Lear Corporation (“Lear”). Mr. Martin L. Hirsch, who was formerly one of our directors, was also formerly a director and the Executive Vice President of API. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the Board of Directors for both API and Cadus and a member of the API Audit Committee. Mr. Vincent Intrieri, also one of our directors, effective December 27, 2006, is a member of the board of directors of each of API, ARI, XO, Viskase and Lear, and an executive officer of each of High River, Icahn Management and Philip. Mr. Icahn is the largest single shareholder of Cadus, ARI, XO, Viskase, and Lear. High Coast, High River, API, Greenville, AREP, AREH, Arnos, Icahn Management and Philip are entities affiliated with Mr. Icahn. On February 15, 2007, the board of Directors appointed Mr. Hillel Moerman as our Chief Financial Officer, effective January 31, 2007. Mr. Moerman is the Chief Financial Officer of API and AREP (See Item — Certain Relationships and Related Transactions).

The Holding LLC Operating Agreement

Prior to November 21, 2006, our interest in Holding LLC was governed by an operating agreement effective May 12, 2001, which provided for management and control of Holding LLC by NEG Oil & Gas and distributions to us and NEG Oil & Gas based on a prescribed order of distributions as follows:

1. Guaranteed payments (“Guaranteed Payments”) were to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding priority amount (“Priority Amount”). The Priority Amount included all outstanding debt owed to NEG Oil & Gas, including the amount of our 10.75% Senior Notes (“Senior Notes”). As of November 21, 2006, immediately prior to the exercise of NEG Oil & Gas’ option to purchase our membership interest in Holding LLC, the Priority Amount was $148.6 million. The Guaranteed Payments were made on a semi-annual basis.

2. The Priority Amount was to be paid to us by November 6, 2006.

3. An amount equal to the Priority Amount and all Guaranteed Payments paid to us, plus any additional capital contributions made by NEG Oil & Gas, less any distributions previously made by Holding LLC to NEG Oil & Gas, was to be paid to NEG Oil & Gas.

4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by Holding LLC to NEG Oil & Gas, was to be paid to NEG Oil & Gas.

5. After the above distributions were made, any additional distributions were to be made in accordance with the ratio of NEG Oil & Gas and our respective capital accounts (as defined in the Holding LLC Operating Agreement).

The timing and amount of the Priority Amount was designed to provide us with sufficient proceeds to repay our Senior Notes. The timing and amounts of the Guaranteed Payments were expected to be sufficient to make the interest payments on our Senior Notes. Prior to the exercise of NEG Oil & Gas’ option to purchase our membership interest in Holding LLC, there was substantial uncertainty that we would receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accreted our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through November 2006 (based on the terms of the Holding LLC Operating Agreement), recognizing the accretion income in earnings. Our investment in Holding LLC would have been reduced to zero upon our collection of the Priority Amount. Due to the substantial uncertainty that we would receive any distribution in excess of the Priority Amount and Guaranteed Payment Amounts from Holding LLC, we did not record any income or recognize an asset related to our residual equity interest until NEG Oil & Gas exercised its option to purchase our membership interest in Holding LLC. We accounted for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

Former Management Agreements

Former Operating LLC Management Agreement

Prior to November 21, 2006, the management and operation of Operating LLC was undertaken by us pursuant to a management agreement which we entered into with Operating LLC, effective May 1, 2001, as amended from time to time. However, neither our management nor directors controlled the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which were controlled by the managing member of Holding LLC (NEG Oil & Gas). The Operating LLC management agreement provided that we would manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006 (subsequently amended to December 15, 2006), or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conducted the day-to-day operations of Operating LLC’s oil and natural gas business, and all costs and expenses incurred in the operation of the oil and natural gas properties were borne by Operating LLC, although the management agreement provided that the salary of our Chief Executive Officer was to be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer was 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC paid us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incurred in operating the oil and natural gas properties. Operating LLC agreed to indemnify us to the extent we incurred any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $6.2 million, $5.6 million and $6.4 million in management fee income for the years ended December 31, 2004, 2005, and 2006, respectively under this agreement.

The Operating LLC management agreement was terminated on November 21, 2006.

Former National Onshore Management Agreement

On August 28, 2003, we entered into a management agreement whereby we managed the oil and natural gas business of National Onshore until November 21, 2006. The National Onshore management agreement was entered in connection with a plan of reorganization for National Onshore proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn (the “National Onshore Plan”). On August 28, 2003, the United States Bankruptcy Court, Southern District of Texas, issued an order confirming the National Onshore Plan. NEG Oil & Gas owned all of National Onshore, which was engaged in the exploration, production and transmission of oil and natural gas, primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and our former Vice President, Secretary and General Counsel, respectively, served on the National Onshore Board of Directors and acted as the two principal officers of National Onshore and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our former Vice President and CFO, was Treasurer of National Onshore and its subsidiaries.

The National Onshore management agreement provided that we were to be responsible for and have authority with respect to all of the day-to-day management of National Onshore’s business, but we did not function as a Disbursing Agent as such term is defined in the National Onshore Plan. As consideration for our services in managing the National Onshore business, the National Onshore management agreement provided that we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. We recorded $4.7 million, $4.8 million and $4.3 million in management fee income for the years ended December 31, 2004, 2005 and 2006, respectively, under this agreement.

The National Onshore management agreement was terminated on November 21, 2006.

Former National Offshore Management Agreement

On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for National Offshore (the “National Offshore Plan”). In connection with the Bankruptcy Court’s order confirming the National Offshore Plan, we entered into a management agreement with National Offshore to manage its oil and natural gas business until November 21, 2006. NEG Oil & Gas owned all of National Offshore, which was engaged in the exploration, production and transmission of natural gas and oil, primarily in the Gulf Coast and the Gulf of Mexico. Bob G. Alexander, our President and CEO, served on the National Offshore Board of Directors and acted as National Offshore’s President. Philip D. Devlin, our former Vice President, General Counsel and Secretary, served on the National Offshore Board of Directors and acted as National Offshore’s Vice President and Secretary. Randall D. Cooley, our former Vice President and CFO, was Treasurer of National Offshore. In exchange for our management services, the National Offshore management agreement provided that we are to be paid a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incurred in operating and administering the National Offshore oil and natural gas properties. We recorded $.7 million, $4.2 million and $4.8 million in management fee income for the years ended December 31, 2004, 2005 and 2006, respectively, under this agreement.

The National Offshore management agreement was terminated on November 21, 2006.

Former Operating LLC Credit Agreements

We are not a party to any credit facility. Prior to November 21, 2006, our membership interest in Holding LLC was pledged to secure borrowings under the NEG Oil & Gas Credit Facility described below. In connection with the sale of our interest in Holding LLC on November 21, 2006, the lien on our membership interest in Holding LLC and any proceeds thereon was cancelled and terminated.

On December 22, 2005, NEG Oil & Gas entered into a credit agreement, dated as of December 20, 2005, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and other lender parties thereto (the “NEG O&G Credit Facility”). The NEG O&G Credit Facility was secured by substantially all the assets of NEG Oil & Gas and its subsidiaries, had a five-year term and permitted payments and reborrowings subject to a borrowing base calculation based on the proved oil and gas reserves of NEG Oil & Gas and its subsidiaries. Under the NEG O&G Credit Facility, NEG Oil & Gas was permitted to borrow up to $500 million, and the initial borrowing base was set at $335 million.

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

Also, on December 22, 2005, as part of NEG Oil & Gas’ purchase of the Mizuho facility, Operating LLC entered into an Amended and Restated Credit Agreement, dated as of December 20, 2005, with NEG Oil & Gas as the successor to the lenders under the Credit Agreement and Citicorp USA, Inc. as collateral agent (the “Restated Credit Agreement”). By purchasing the Credit Agreement, NEG Oil & Gas was the successor in interest to the pledge agreements and irrevocable proxies dated as of December 29, 2003 signed by each of Holding LLC, Operating LLC and us in favor of the former lenders under the Credit Agreement. Pursuant to the terms of the Restated Credit Agreement, Operating LLC and Holding LLC executed and delivered to NEG Oil & Gas affirmations of their obligations under their respective pledge agreements. NEG Oil & Gas pledged all of its rights under the Credit Agreement to the new lenders of the NEG Oil & Gas Credit Facility, including the collateral securing Operating LLC’s original obligations to such lenders.

The Restated Credit Agreement provided for a loan commitment amount of up to $180 million, including a letter of credit commitment of up to $1.0 million, subject to certain borrowing base and other limitation. At December 22, 2005, Operating LLC owed approximately $132.4 million under the Restated Credit Agreement and had no outstanding letters of credit. The Restated Credit Agreement also required, among other things, maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Other than the pledge of our equity interest in Holding LLC described above, we were not a party to the Restated Credit Agreement.

Generally, draws made under the Credit Agreement or Restated Credit Agreement were made to fund working capital requirements, acquisitions and capital expenditures. During the period January 1, 2006 through November 21, 2006, Operating LLC’s outstanding balance was $132.4 million.

Senior Notes

On November 21, 2006, in connection with the AREP’s sale of NEG Oil & Gas to SandRidge, the Senior Notes, as well as its 50.01% ownership interest in our stock were transferred from NEG Oil & Gas to AREP O&G. The Senior Notes bore interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year and originally matured in November 2006. On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as the holder of the Senior Notes, to extend the maturity date of the Senior Notes to April 1, 2007. On June 19, 2006, the Senior Notes were further extended to October 31, 2007. The Senior Notes were senior, unsecured obligations that ranked pari passu with all of our existing and future senior indebtedness. In connection with NEG Oil & Gas’ exercise of its option to purchase our non-controlling 50% membership interest in Holding LLC for net cash proceeds of $260.8 million, we paid in full the outstanding principal of and accrued interest on our 10.75% Senior Notes due October 31, 2007 in the aggregate amount of $149.6 million. Such payment was made to AREP O&G, as the holder of the Senior Notes.

Results of Operations

Through November 21, 2006, our primary source of income was the accretion of our investment in Holding LLC and management fees from affiliates. Effective November 21, 2006, we sold our interest in Holding LLC and terminated out management agreements. We recorded a gain of $112.2 million from the sale of our membership interest in Holding LLC. Subsequent to November 21, 2006, our revenues have been derived from interest income.

Our Investment in Holding LLC

We originally recorded our investment in Holding LLC at the historical cost of the oil and natural gas properties contributed to Holding LLC. Based on the terms of the Holding LLC Operating Agreement, we anticipated that we would collect the Guaranteed Payments and Priority Amount through November 2006. Our residual value, if any, in Holding LLC was dependent on a number of events that were not in our control, including cash flows of Holding LLC, the timing of the Guaranteed Payments and the Priority Amount paid to us, the timing and amounts of subsequent payments to NEG Oil & Gas, and whether or not NEG Oil & Gas exercised the Holding LLC redemption provision, including the amount and timing of such redemption. Consequently, there was substantial uncertainty as to the amount, if any, of our residual value in Holding LLC subsequent to the payment of the amounts required to be paid to NEG Oil & Gas. Due to this uncertainty, we accounted for our investment in Holding LLC as a preferred investment. Accordingly, we accreted our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount to be collected through November 2006 (based on the terms of the Holding LLC Operating Agreement), recognizing the accretion income in earnings. Accretion income was periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of Guaranteed Payments and the Priority Amount were recorded as reductions in the investment in Holding LLC. We accounted for our residual equity investment in Holding LLC in accordance with APB 18. The investment in Holding LLC was evaluated quarterly for other than temporary impairment.

Effective on November 21, 2006, NEG Oil & Gas, as managing member of Holding LLC, exercised its purchase option as set forth in Section 5.4 of the Holding LLC Operating Agreement to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated.

We received net cash proceeds of approximately $260.8 million for our interest in Holding LLC. This resolved all uncertainties relating to realization of our investment in Holding LLC and we recognized a gain as follows:

Net Proceeds	$260,825,071
Book basis in Holding LLC as of November 21, 2006	(148,637,004)

Gain on sale of Holding LLC	$112,188,067

Management Fees from Affiliates

During the three year period ended December 31, 2006, we received management fees from the management agreements described above as follows:

	2004	2005	2006

Operating LLC	$6,161,919	$5,597,737	$6,446,751
National Onshore	4,675,525	4,768,036	4,272,296
National Offshore	725,282	4,221,433	4,835,064

Total	$11,562,726	$14,587,206	$15,554,111

Effective November 21, 2006 all management contracts were terminated.

Costs and Expenses

Our cost and expenses are as follows:

	Year Ended December 31,
	2004	2005	Variance	%	2005	2006	Variance	%

Salaries and wages	$7,224,605	$8,789,555	$1,564,950	22	$8,789,555	$12,541,595	$3,752,040	43
Insurance	1,001,644	809,099	(192,545)	(19)	809,099	1,035,020	225,921	28
Rent and utilities	699,674	804,353	104,679	15	797,522	816,701	19,179	2
Other G&A Expenses	2,218,752	4,501,433	2,282,681	103	4,508,264	4,244,668	(263,596)	(6)
Interest expense	13,940,391	13,940,383	(8)	—	13,940,383	12,549,062	(1,391,321)	(10)

Total cost & expenses	$25,085,066	$28,844,823	$3,759,757	15	$28,844,823	$31,187,046	$2,342,223	8

Salaries and wages increased from 2005 to 2006 due to the payment and accrual of employee incentive bonuses and increased personnel, partially offset by the termination of substantially all of our staff effective November 21, 2006. In March, 2006 we paid cash bonuses under our management incentive plan to substantially all of our full-time salaried employees. The plan, which was adopted in February 2006, awards annual bonuses based on the achievement of annual performance targets of the managed companies and individual performance. Plan awards are paid in cash and in a deferred compensation component which vested over a four year period. Effective November 21, 2006, the Board of Directors authorized the payment of the 2006 bonus (which would otherwise have been paid in March 2007) and fully vested the deferred component of all previously awarded bonuses. The acceleration of the bonus program and the vesting of the deferred bonuses was the only form of severance awarded to terminated employees. In addition, on December 20, 2006, the Board of Directors approved the payment of a cash bonus to Mr. Alexander in the amount of $322,500. Approximately $3.7 million of the increase was due to the increase in the bonuses described above and vesting of previously awarded deferred bonuses. Approximately $0.7 million of the increase was attributable to increased personnel and salary increases from 2005 levels. The increase in salaries and wages was partially offset by the termination of substantially all of our staff effective November 21, 2006, which reduced salaries and wages by approximately $0.7 million.

Six employees remained with our Company subsequent to November 21, 2006, including Bob G. Alexander, President and Chief Executive Officer and Phil Devlin, our Vice President, General Counsel and Secretary. In January 2007, Phil Devlin and two employees resigned. Also in January 2007 the Board of Directors increased the annual salary of Bob Alexander to $1 million per year, effective November 21, 2006. At the current level of three employees, excluding any bonuses that may be awarded, our salaries and wages expense is approximately $98,000 per month.

Insurance expenses increased in 2006 over 2005 levels due to an overall increase in insurance rates and the increase in personnel prior to November 21, 2006. The increase was partially offset by the substantial reduction in our operations effective November 21, 2006. We expect insurance expense to decrease substantially in future periods, based on our current operations.

Rent and utilities was essentially unchanged in 2006 as compared to 2005. The lease on our office space in Dallas, Texas expires in December 2007. In connection with the SandRidge transaction, commencing November 21, 2006, SandRidge agreed to pay us $30,000 per month to utilize part of our Dallas office space until SandRidge’s operations could be relocated. The term of the sublease was month-to-month and was cancellable on 30 days notice. The sublease was terminated effective February 28, 2007. We will continue to incur rent and utility expense at the present levels unless we are able to negotiate out of our lease or sublease our office space.

Other G&A expenses decreased $0.3 million due to the substantial reduction in our operations effective November 21, 2006 and a reduction in audit and Sarbanes-Oxley compliance costs. We expect other G&A expenses to be reduced in future periods due to the substantial reduction in our operations.

Interest expense decreased $1.4 million due to the payoff of the Senior Notes effective November 21, 2006.

Salaries and wages increased from 2004 to 2005 due to the increase in the number of employees required to manage National Offshore.

Other G & A expense increased from 2004 to 2005 due to a variety of items including costs associated with Sarbanes Oxley compliance costs and the Board of Directors Special Committee.

Income Tax Expense

Income tax expense for the year ended December 31, 2006 was $42.1 million, an increase of $37.2 million over 2005, primarily due to the $112.2 million gain from the sale of our interest in Holding LLC. The income tax expense was positively affected by the reversal of a previously recorded deferred asset tax valuation allowance of $8.9 million. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Prior to the formation of Holding LLC, we had a large income tax loss carryforwards. We believed that the benefit associated with our income tax loss carryforwards would not be realized because, in our opinion, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Therefore, we recorded a valuation allowance equal to 100% of our deferred tax asset. Subsequent to the formation of Holding LLC, considering the income generated from Holding LLC and the management agreements we subsequently entered into with Offshore LP and Onshore LP, we periodically evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, that, more likely than not we will realize a partial benefit from the loss carryforwards. Accordingly, we recorded a deferred tax asset, net of valuation allowance, of $19.2 million and $14.5 million as of December 31, 2004 and 2005, respectively. We reduced the valuation allowance by $1.3 million in 2004 and $5.7 million in 2005.

During the year ended December 31, 2006 we generated sufficient taxable income, primarily from the gain on sale of our interest in NEG Holding, LLC, to utilize all of our net operating loss carryforwards, and as of December 31, 2006 we have no remaining deferred tax assets. Accordingly, during the year ended December 31, 2006, the remaining valuation allowance of $8.9 million was reversed.

Liquidity and Capital Resources

During the year ended December 31, 2006, we substantially increased our cash balance and paid all of our debt balances, principally with the proceeds from the sale of our interest in Holding LLC. On November 21, 2006 we sold our interest in Holding LLC for net proceeds of $260.8 million. Concurrent with the sale we paid the principal and accrued interest balance of our senior notes of $149.6 million.

Currently we have no debt or other obligations other than our payroll and general and administrative expenses.

As of December 31, 2006, our cash balance was $88.2 million which was in overnight depositary accounts with CitiBank. On January 22, 2007, we declared a one-time cash dividend on our outstanding common stock in the amount of $3.31 per share, or $37.0 million in the aggregate, payable on February 15, 2007 to stockholders of record as of the close of business on February 1, 2007.

Subsequent to year end, we invested our remaining cash balance of approximately $51.2 million (as of February 15, 2007) in a combination of overnight depository accounts with CitiBank and variable rate demand notes issued by various municipalities purchased through CitiCorp Investment Services. The variable rate demand notes are highly liquid instruments and mature every 30 days. All of our investments in variable rate demand notes are privately insured and are rated AAA.

Net cash used in operating activities was $43.0 million for the year ended December 31, 2006, compared to net cash used in operating activities of $15.4 million for 2005. The increase is due to the income taxes associated with the sale of Holding LLC. The proceeds from the sale are investing activities whereas the income tax expense associated with the sale are included in operating activities.

Net cash used in operating activities was $15.4 million for the year ended December 31, 2005, compared to net cash used in operating activities of $16.6 million for 2004. The decrease is due to increased management fees from the National Offshore management agreement.

Net cash provided by investing activities was $276.8 million due to the cash proceeds associated with the sale of Holding LLC and guaranteed payments received prior to the November 21, 2006 sale.

Net cash provided by investing activities was $16.0 million for the years ended 2004 and 2005. In 2004 and 2005 we only received Guaranteed Payments.

Net cash used in financing activities was $148.6 million for the year ended December 31, 2006. This resulted from the payoff of our senior notes on November 21, 2006.

There was no cash used in or provided by financing activities in 2004 and 2005.

Table of Contractual Obligations

The following table is a summary of contractual obligations as of December 31, 2006.

	Payment Due by Period
		Less Than	One-Three	Four-Five	After
	Total	One Year	Years	Years	Five Years

Rent	$568,003	$568,003	$—	$—	$—
CEO Employment Contract	1,000,000	1,000,000

Total	$1,568,003	$1,568,003	$—	$—	$—

Employment Agreement

On January 22, 2007, based on the approval by the Company’s Board of Directors and its Compensation Committee, we entered into a one year employment agreement with Bob. G. Alexander, effective as of November 22, 2006 (the “Effective Date”). The agreement reflects Mr. Alexander’s continuing employment as Chairman of the Board, President and Chief Executive Officer and Secretary, and his service in other positions for affiliates of the Company, at an annual base salary of $1,000,000. Under the terms of the agreement, Mr. Alexander is eligible to receive bonus compensation in an amount determined by our Board of Directors from time to time. In addition, Mr. Alexander is entitled to participate in employee benefit plans of the Company. The agreement is subject to earlier termination based on disability, death, termination by the Company with or without cause, change of control (as defined therein) or voluntary termination by Mr. Alexander with or without good reason. If Mr. Alexander’s employment is terminated by the Company without cause, upon a change of control or upon his death, the Company will pay Mr. Alexander or his estate, as the case may be, a lump sum severance payment equal to the amount of base salary and bonus, if any, that would have been paid to him if he had remained employed by the Company throughout the term of the employment agreement. Mr. Alexander has agreed to certain confidentiality, non-solicitation and non-competition covenants that begin on the Effective Date and extend for various periods beyond termination of his employment, except that the non-competition covenant terminates in the event that Mr. Alexander is terminated without cause or upon a change of control.

Off Balance Sheet Arrangements

We have no off balance sheet financing arrangements.

Critical Accounting Policies and Estimates

We follow certain significant accounting policies when preparing our consolidated financial statements. A complete summary of these policies is included in Note 4 of Notes to Financial Statements. As of December 31, 2006 we believe there are no significant policies requiring difficult, subjective or complex judgments of management which would make the estimates or judgments inherently uncertain.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have not completed our evaluation of the impact of adopting FIN 48 and, as a result, we are not able to estimate the effect the adoption will have on our financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to be material to the Company’s financial statements.

Inflation

Although certain of our costs and expenses are affected by the level of inflation, inflation has not had a significant effect on our results of operations during the three years ended December 31, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2006, we had no exposure to currency or commodity risk. As of December 31, 2006 we invested our cash balance of approximately $88.2 million in overnight depository accounts with CitiBank.

On January 22, 2007, we declared a one-time cash dividend on our outstanding common stock in the amount of $3.31 per share, or $37.0 million in the aggregate, payable on February 15, 2007 to stockholders of record as of the close of business on February 1, 2007.

Subsequent to year end, we invested our remaining cash balance of approximately $51.2 million (as of February 15, 2007) in a combination of overnight depository accounts with CitiBank and variable rate demand notes issued by various municipalities purchased through CitiCorp Investment Services. The variable rate demand notes are highly liquid instruments that mature every 30 days. All of our investments in variable demand notes are privately insured and are rated AAA. Due to the short-term nature of our investments, we are subject to fluctuations in interest rates. A 100 basis point change in interest rates could change our interest income by approximately $0.5 million per year.

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

Changes In Internal Control Over Financial Reporting

Effective November 21, 2006, we terminated substantially all of our employees, sold all of our operating assets and terminated our management contracts. As of December 31, 2006 we re-designed our internal control over financial reporting to coincide with our drastically reduced operations and reduced personnel. We engaged outside financial reporting consultants to assist us in maintaining a proper system of internal accounting control and to meet our recurring financial reporting obligations. An integral part of our system of internal accounting control is the fact that we allow our financial reporting consultants unrestricted access and encourage communications directly with our Board of Directors and Audit Committee. In addition we allow our outside legal counsel unrestricted access to our Board of Directors and Audit Committee. As of December 31, 2006, our system of internal accounting control relies, to a great extent, on the review of 100% of our disbursement transactions by Bob G. Alexander, our chief executive officer. Effective January 31, 2007, Mr. Hillel Moerman was appointed chief financial officer who will be responsible for reviewing and approving transactions and disbursements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed, under the supervision of the Company’s chief executive and chief financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included below:

Auditors’ Report on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
National Energy Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control over Financial Reporting, that National Energy Group, Inc. (the “Company”) (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of National Energy Group, Inc. as of December 31, 2005 and 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 2, 2007 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

Houston, Texas
March 2, 2007

Item 9B.  Other Information

None

PART III

Item 10.	Directors and Executive Officers

The names, offices held and the ages of the directors and executive officers of National Energy Group, Inc. are as follows:

Name	Age	Present Position with the Company

Bob G. Alexander	73	Chairman of the Board of Directors, President and Chief Executive Officer, Secretary
Vincent Intrieri	48	Director
Robert H. Kite	52	Director
Robert J. Mitchell	60	Director
Jack G. Wasserman	70	Director
Grace Bricker	53	Vice President, Administration
Hillel Moerman	34	Chief Financial Officer

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

Vincent Intrieri.  Mr. Intrieri was appointed to the board effective December 27, 2006, to replace Mr. Weber as a member of the board to serve in such capacity for the remainder of Mr. Weber’s term of office and until the next annual meeting of the stockholders of the Company and/or his successor is duly elected and qualified, unless sooner removed in the manner provided in the Company’s bylaws. Mr. Intrieri is a director of American Property Investors, Inc., the general partner of AREP. Mr. Intrieri is a Senior Managing Director of Icahn Partners LP and Icahn Partners Master Fund LP, private investment funds controlled by Mr. Icahn. AREP O&G Holding LLC, which is a wholly-owned indirect subsidiary of AREP, is the owner of 50.01% of the Company’s common stock. Mr. Intrieri graduated from Penn State with a Bachelor of Science degree in Accounting.

Robert H. Kite.  Mr. Kite was appointed to our Board of Directors on December 17, 1991. Previously, he served on the Board of Directors of VP Oil, Inc. from November 1987 until June 1991, at which time it was merged with Big Piney Oil and Gas Company to form National Energy Group. Since 1980, he has served as President and Chief Operating Officer of KFC, Inc., managing general partner of KFT LLLP, a family-owned company with operations that include real estate development, investments and medical MRI clinics. Since 1982, he has also served as Chief Executive Officer of Roamin’ Korp, Inc., a company engaged in construction, recording, mining and equity investments. He currently sits on the Board of Directors of ANTS, Inc., a publicly traded software company and Petrol Oil and Gas, a publicly traded oil and gas exploration and production company. Mr. Kite graduated from Southern Methodist University with a Bachelor of Science degree in Psychology and Political Science.

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

Grace Bricker.  Ms. Bricker joined the Company in September of 1995 as Administrative Assistant and Office Manager, and in December 2006, was appointed Vice President, Administration. From November 1998 until November 2006, she served as Executive Assistant to Mr. Alexander when he was appointed President and CEO during the reorganization of the Company. Prior to her association with the Company, she worked as Customer Service Manager for a service related company. Ms. Bricker studied Administration at Ohio State University.

Hillel Moerman.  Mr. Moerman was appointed chief financial officer on February 15, 2007, effective January 31, 2007. Mr. Moerman is the chief financial officer of API and AREP and will retain those positions. Mr. Moerman will receive no compensation for his services as chief financial officer of the Company. Mr Moerman was appointed chief financial officer of API and AREP in June 2006. From January 2005 to June 2006, Mr. Moerman, held the positions of Director of Accounting and VP of Strategic Planning for API. Prior to that time, from September 2000 through December 2004, Mr. Moerman was a Senior Manager with Ernst & Young LLP. Mr. Moerman also worked as a staff accountant for the corporate finance group of the Securities and Exchange Commission from 1999 to 2000. Mr. Moerman received his Bachelor of Talmudic Law from Ner Israel College and a Master of Business Administration from Johns Hopkins University.

Except in the case of interim replacements, our executive officers are elected annually at the first meeting of our Board of Directors held after each annual meeting of shareholders. Each executive officer holds office until the first meeting of the Board of Directors after the next annual meeting of shareholders succeeding his or her election and until his or her successor is duly elected and qualified, or until his or her death or resignation, or until he or she shall have been removed in the manner provided in our bylaws. There are no family relationships between or among any of our directors or executive officers.

Board of Directors

Our Board of Directors consists of five members, Messrs Bob G. Alexander, Vincent Intrieri, Robert H. Kite, Robert J. Mitchell and Jack G. Wasserman. Messrs Kite and Wasserman are deemed to be independent directors. During 2006, our Board held two regularly scheduled in-person meetings and nine telephonic meetings in which all members were present except Mr. Mitchell, who attended all but three telephonic meetings and Mr. Wasserman who attended all but one telephonic meeting. Our Board of Directors functions as our nominating committee and will consider stockholder nominations for directors of our company.

Audit Committee

During 2006, our Audit Committee consisted of two members, Messrs. Robert H. Kite and Jack G. Wasserman. During 2006, our audit Committee held four in-person meetings and seven telephone meetings in which all members were present.

Report of the Audit Committee

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

Our Audit Committee Charter was ratified and adopted in November 2000 and is reviewed annually. A copy of our Audit Committee Charter is available on our website at www.neg-inc.com.

Mr. Wasserman is a member of the Board of Directors and Audit Committee of API and its indirect subsidiaries, American Entertainment Properties Corp. and American Casino & Properties Finance Corp, which are indirect subsidiaries of AREP. Mr. Wasserman is also a member of the Board of Directors and Compensation Committee of Cadus. Mr. Carl C. Icahn indirectly controls AREP and is the largest single shareholder of Cadus. We have not conducted any business with Cadus. Mr. Wasserman has informed us that, additionally, he is serving as a member of the audit committee of AREP and reported receiving $116,000 during 2006 in director and committee fees from AREP.

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

In connection with the December 31, 2006, financial statements, the Audit Committee (i) reviewed and discussed the audited financial statements with management; (ii) discussed with the auditors the matters required by Statement on Auditing Standards No. 61; and (iii) received and discussed with the auditors the matters required by Independence Standards Board Statement No. 1 and considered the compatibility of non-audit services with the auditors’ independence. Based upon these reviews and discussions, the Audit Committee has recommended to the Board of Directors, and the Board of Directors has approved, that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Submitted by Audit Committee of the Board of Directors

Jack G. Wasserman, Chairman
Robert H. Kite

Compensation Committee

The Compensation Committee advises the Board of Directors and management concerning compensation for its executive officers. The Compensation Committee has responsibility for all matters relating to compensation of the Company’s executive officers; provided that directors who are executive officers or employees of the Company are required to abstain from all matters in which they have a vested interest. Compensation for executive officers is based on the principle that compensation must be competitive to enable our Company to motivate, attract and retain highly qualified and talented employees to lead and grow our business and, at the same time, provide rewards which are closely linked to our Company’s and the individual’s performance.

Our Compensation Committee during 2006 consisted of Messrs. Robert J. Mitchell and Bob G. Alexander. During 2006, our Compensation Committee held two meetings in which all members of the Compensation Committee were present.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Reg. S-K, Item 402(b) with management. Based on the review and discussions referred to in the preceeding sentence, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the Compensation Committee of the Board of Directors,

Robert J. Mitchell, Chairman
Bob G. Alexander

Special Committee

Our Special Committee was formed in 2005 in connection with our review of a proposed merger with NEG Oil & Gas. Subsequently, the Special Committee also reviewed our November 21, 2006 transaction in which we sold our membership interest in Holding LLC as described elsewhere herein. Prior to the termination of the Special Committee on December 20, 2006, Robert H. Kite served as the sole member thereof and communicated personally, by telephone or electronically with the committee’s advisors periodically during the review process.

Code of Ethics

In March 2004, we adopted a Code of Ethics and Business Conduct (revised July 2005) that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics and Business Conduct is posted on our website at http://www.neg-inc.com. Changes to and waivers granted with respect to this Code of Ethics and Business Conduct related to officers identified above, and other executive officers and directors of the Company that it is required to disclose pursuant to applicable rules and regulations of the Commission will also be posted on our website and a Current Report on Form 8-K will be filed within four days of the change or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

On November 22, 2006 and on November 30, 2006 Mr. Philip D. Devlin, disposed of 2,000 shares of our common stock at each of those dates at a price of $6.00 per share and $ 6.05 per share, respectively. On December 4, 2006 Mr. Devlin disposed of an addition 10,495 shares of our common stock at a price of $6.05 per share. As of those dates, Mr. Devlin was our vice president, general counsel and secretary. As to the November 22, 2006 sale, Mr. Devlin was unable to file the required Form 4 electronically with the Securities and Exchange Commission before the end of the second business day following the day on which the transaction was executed. Mr. Devlin’s Form 4 relating to this transaction was filed on November 29, 2006.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2006, our directors, officers and beneficial owners of more than 10% of our common stock complied with all applicable Section 16(a) filing requirements and no other former officers who resigned during the year ended December 31, 2006 were required to file a Form 5 for that period.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis relates to our compensation policies and practices with respect to our named executive officers.

We provide what we believe is a competitive total compensation package to our named executive officers through a combination of base salary, an annual bonus program and a competitive benefits program. Prior to November 21, 2006, our compensation program included an annual management incentive plan (which included a deferred compensation element designed to retain our executive management team). The management incentive plan applied to all of our named executive officers except for Mr. Alexander. None of our compensation programs include any equity based awards. Our compensation programs are designed to reward individual performance and team performance based on the achievement of overall Company objectives.

The Compensation Committee has responsibility for all matters relating to compensation of the Company’s named executive officers; provided that directors who are executive officers or employees of the Company are required to abstain from all matters in which they have a vested interest. Compensation for named executive officers is based on the principle that compensation must be competitive to enable our Company to motivate, attract and retain highly qualified and talented employees to lead and grow our business and, at the same time, provide rewards which are closely linked to our Company’s and the individual’s performance. The Compensation Committee considers management skills, long-term performance, operating results, unusual accomplishments as well as economic conditions and other external events that affect our Company’s operations.

Base Salary.  The base salary for each named officer is determined in consideration of the following factors: experience, personal performance, the median salary levels in effect for comparable positions within and outside the industry, geographical location and internal comparability considerations. The weight given to each of these factors may differ from individual to individual as the Compensation Committee deems appropriate. In selecting comparable companies for the purposes of maintaining competitive compensation, the Compensation Committee considers many factors, including peer group analysis, geographic location, growth rate, annual revenue, profitability and market capitalization. The Compensation Committee also considers companies outside the industry which may compete with us in recruiting executive talent. With respect to Mr. Alexander’s base compensation, the Board of Directors recognized that the growth and performance of our Company is dependent on the efforts and results of its executive officers and its Chief Executive Officer. During 2006, Mr. Alexander’s base salary of $350,000 per year was determined to reflect his increased responsibilities to the Company and continuing oversight of the management agreements with Operating LLC, Onshore LLC and Offshore LLC discussed above. In January 2007, in recognition the board of director’s desire to retain the services of Mr. Alexander and his key role in determining and executing the future direction of the company, the board of directors approved an annual base salary of $1,000,000 effective November 21, 2006 through November 21, 2007. See Employment Agreement in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management Incentive Plan.  On February 1, 2006, the Board of Directors, approved a management incentive plan (“MIP”) that covered all named executive officers other than Mr. Alexander. Under the terms of the MIP, the Company in conjunction with the Board of Directors, determined goals for the following financial target areas: EBITDA, lease operating expenses, production and reserve replacement. The financial target areas were based on the annual results of the companies that the Company managed on a combined basis. If the goals were substantially met or exceeded, each named executive officer would receive a bonus equal to their respective base pay times a percentage (“Company Goals Percentage”) multiplied by an individual performance rating (using a scale of 0-100%). The MIP established eleven tiers of Company Goals Percentages based on the percentage amount that the goals were substantially met or exceeded. Approximately 2/3rds of the bonus, as determined under the MIP, was paid in cash and the remainder was deferred. The deferred component was vested and paid at a rate of 25% per year over a four year period.

The tiers of Company Goals Percentage for the named executive officers and the cash portion and deferred portion established under the MIP were as follows:

	Company Goals	Cash Bonus	Deferred Bonus
Percentage of Company Goals Achieved	Percentage	Portion	Portion

95%-104.99%	41.25%	27.50%	13.75%
105-109.99	48.00	32.00	16.00
110-114.99	55.50	37.00	18.50
115-119.99	60.00	40.00	20.00
120-124.99	64.50	43.00	21.50
125-129.99	69.00	46.00	23.00
130-134.99	73.50	49.00	24.50
135-139.99	79.50	53.00	26.50
140-144.99	85.50	57.00	28.50
145-149.99	91.50	61.00	30.50
150+	99.00	66.00	33.00

Bonuses under the MIP were to be determined on or about March 15 of the year following the fiscal year for which the performance is being measured and the cash bonus portion was to be paid no later than April 15. For the fiscal year ending December 31, 2005, the company, in conjunction with the Board of Directors, determined that the company had achieved 115% of the Company Goals. In March 2006, the named executive officers, other than Mr. Alexander received the cash portion of the MIP for the fiscal year ending December 31, 2005 equal to 40% of each named executive officer’s base pay multiplied by their respective performance rating. An amount equal to 20% of each named executive officer’s base pay, multiplied by their respective performance rating, was deferred. Since the MIP was established after the 2005 targets were essentially known, the 2005 MIP is reported as “bonus” in the summary compensation table. Awards under the MIP, if any, will be reported as “non-equity incentive plan awards” in subsequent years.

In October 2006, in anticipation of the sale of the company’s membership interest in Holding LLC, the Board of Directors authorized certain termination and severance payments to full time company employees, including the named executive officers, other than Mr. Alexander. The termination and severance was paid in cash on November 21, 2006 and was equal to the anticipated 2006 MIP cash bonus portion plus the deferred bonus portion calculated as if the company had achieved 100% of the Company Goals Percentage. In addition all amounts deferred with respect to the 2005 MIP award were fully vested and paid.

Termination and severance payments to the named executive officers were as follows:

	Severance		Total Termination
	Calculated in	Amount of 2005	and Severance
	Accordance with	Deferred	Payments to
Named Executive Officer	the 2006 MIP	MIP Portion	Named Officers

Wayne Campbell	$90,000	$35,000	$125,000
Randall Cooley	95,000	36,800	131,800
Philip Devlin	95,000	40,000	135,000
Rick Kirby	76,313	35,000	111,313

Total	$356,313	$146,800	$503,113

Subsequent to November 21, 2006, the MIP was terminated.

Bonus for Mr. Alexander.  The Board of Directors, after considering recommendations from the Compensation Committee, is responsible for setting the annual bonus, if any for Mr. Alexander. The Board of Directors considers, among other things, the growth and performance of the Company, the growth and performance of the companies we manage and the efforts and contributions of Mr. Alexander. After consideration of the results of the company, the results of the companies we manage and Mr. Alexander’s contributions, on January 16, 2006, the Board of directors awarded Mr. Alexander a bonus of $350,000 for the achievements made in 2005. On December 20, 2006, the Compensation Committee of the Board of Directors approved the payment of a cash bonus to Mr. Alexander in the amount of $322,500. We were also advised that AREP O & G paid an additional cash bonus to Mr. Alexander in the amount of $1,177,500. Mr. Alexander was President of AREP O & G through November 2006.

401-K Plan.  Our qualified 401(k) Plan allows our named officers to contribute up to 15 percent of their base salary, up to the limits imposed by the Internal Revenue Code — $225,000 for 2007 — on a pre- or after-tax basis. The Company provides a 50 percent match on the first 10 percent of employee contributions, which vests immediately.

Health and Welfare Benefits.  All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Employment Agreements, Severance Benefits and Change in Control Provisions.  Except for Mr. Alexander, whose agreement is described below, none of our named executive officers or employees have employment or change of control agreements which provide for additional compensation at such time of their termination, resignation, death, a change of control or any other event.

On January 22, 2007, based on the approval by the Company’s board of directors and its compensation committee, we entered into a one year employment agreement with Bob G. Alexander, effective as of November 22, 2006 (the “Effective Date”). The agreement reflects Mr. Alexander’s continuing employment as Chairman of the Board, President and Chief Executive Officer and Secretary, and his service in other positions for affiliates of the Company, at an annual base salary of $1,000,000. Under the terms of the agreement, Mr. Alexander is eligible to receive bonus compensation in an amount determined by our Board of Directors from time to time. In addition, Mr. Alexander is entitled to participate in employee benefit plans of the Company. The agreement is subject to earlier termination based on disability, death, termination by the Company with or without cause, change of control (as defined therein) or voluntary termination by Mr. Alexander with or without good reason. If Mr. Alexander’s employment is terminated by the Company without cause, upon a change of control or upon his death, the Company will pay Mr. Alexander or his estate, as the case may be, a lump sum severance payment equal to the amount of base salary and bonus, if any, that would have been paid to him if he had remained employed by the Company throughout the term of the employment agreement. Mr. Alexander has agreed to certain confidentiality, non-solicitation and non-competition covenants that begin on the Effective Date and extend for various periods beyond termination of the his employment, except that the non-competition covenant terminates in the event that Mr. Alexander is terminated without cause or upon a change of control.

Tax Deductibility of Executive Compensation.  Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code which generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. We believe that achieving our compensation objectives set forth above is more important than the benefit of tax deductibility and we reserve the right to maintain flexibility in how we compensate our executive officers that may result in limiting the deductibility of amounts of compensation from time to time.

Summary Compensation Table
2006

Named Officer Compensation.  The following table sets forth the total compensation received by (i) the Company’s Chief Executive Officer (CEO) or any person serving as the CEO at any time during 2006, (ii) our other executive officers other than the CEO who were serving as executive officers as of December 31, 2006 and (iii) two additional executive officers for whom disclosure would have been required under clause (ii) but for the fact that they were not serving as executive officers as of December 31, 2006 our two most highly compensated executive officers during 2006, other than the CEO. In accordance with SEC regulation SX Item 402 (a) (5) certain tables or columns have been omitted if there was no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

		Annual
		Compensation			All Other		Total
Name and Principal Position	Year	Salary ($)	Bonus ($)		Compensation		Compensation ($)

Bob G. Alexander	2006	$356,731	$672,500	(1)	$10,000	(2)	$1,039,231
President and Chief	2005	350,000	250,000		9,000	(2)	609,000
Executive Officer, Secretary	2004	300,000	175,000		8,000	(2)	483,000
Randall D. Cooley	2006	$178,897	$73,600		$140,433	(3)	$392,930
Vice President, Chief	2005	184,000	70,000		8,512	(3)	262,512
Financial Officer	2004	154,000	55,000		7,700	(3)	216,700
Philip D. Devlin	2006	$218,679	$80,000		$145,000	(4)	$443,679
Vice President, General	2005	200,000	80,000		9,000	(4)	289,000
Counsel and Secretary	2004	200,000	70,000		8,000	(4)	278,000
Rick L. Kirby	2006	$164,814	$70,000		$119,554	(5)	$354,368
Vice President, Drilling	2005	156,800	56,000		7,840	(5)	220,640
and Production	2004	135,300	56,000		6,765	(5)	198,065
F. Wayne Campbell	2006	$182,948	$70,000		$134,147	(6)	$387,095
Vice President, Exploration	2005	152,083	45,000		7,840	(6)	204,923
	2004	110,000	45,000		5,500	(6)	160,500
Grace Bricker	2006	$67,136	$14,250		$23,982	(7)	$105,368
Vice President, Administration	2005	57,000	10,500		2,850		70,350
	2004	53,500	8,000		2,675		64,175

(1)	Mr. Alexander’s bonus amount includes his 2005 bonus paid in March 2006 and his 2006 bonus paid in December 2006. Not included in the bonus amount is an additional cash bonus paid to Mr. Alexander in the amount of $1,177,500 by AREP O&G. Mr. Alexander was President of AREP O&G through November 2006.

(2)	Mr. Alexander received $8,000, $9,000 and $10,000 in matching funds contributed by us to the 401(k) plan during 2004, 2005, and 2006, respectively.

(3)	In addition to the 2006 termination and severance payment described earlier, Mr. Cooley received $7,700, $8,512 and $8,633 in matching funds contributed by us to the 401(k) Plan during 2004, 2005 and 2006, respectively. Mr. Cooley resigned effective November 21, 2006.

(4)	In addition to the 2006 termination and severance payment described earlier, Mr. Devlin received $8,000. $9,000 and $10,000 in matching funds contributed by us to the 401(k) Plan during 2004, 2005 and 2006, respectively. Mr. Devlin resigned effective January 16, 2007

(5)	In addition to the 2006 termination and severance payment described earlier, Mr. Kirby received $6,765, $7,840 and $8,241 in matching funds contributed by us to the 401(k) Plan during 2004, 2005 and 2006, respectively. Mr. Kirby resigned effective November 21, 2006.

(6)	In addition to the 2006 termination and severance payment described earlier, Mr. Campbell received $5,500, $7,840 and $9,147 in matching funds contributed by us to the 401(k) plan during 2004, 2005, and 2006, respectively. Mr. Campbell resigned effective November 21, 2006.

(7)	Ms. Bricker’s 2006 bonus was paid on November 21, 2006. Ms. Bricker also received $2,675, $2,850, and $3,357 in matching funds contributed by us to the 401(k) plan during 2004, 2005 and 2006, respectively.

Prior to November 21, 2006, our executive officers may have performed services for our affiliates, for which we were reimbursed through management agreements with each of such respective affiliates.

Board of Director Compensation.  In recognition of their service as a board member, our non-employee board members received $750 per telephonic meeting attended and $1,000 per in-person meeting attended. Effective December 20, 2006 the amounts paid per meeting were increased to $1,000 per telephonic meeting attended and $2,000 per in-person meeting attended. Mr. Intrieri has declined to receive any fees for his service as a board member.

Each non-employee member of our audit committee receives an annual retainer of $20,000, paid quarterly. The audit committee annual retainer is paid in addition to any fees the audit committee member may receive as a board member or member of another committee of the board of directors.

In September 2005, Robert H. Kite, the sole member of our Special Committee, received a one-time fee of $30,000 for his services on the Special Committee.

Commencing in 2007, each non-employee member of our compensation committee will receive an annual retainer of $20,000. The compensation committee annual retainer is paid in addition to any fees the compensation committee member may receive as a board member or member of another committee of the board of directors.

In addition to the board fees described above, each board member is reimbursed for travel and other expenses directly attributable to his service as a board or committee member.

NON-EMPLOYEE DIRECTOR COMPENSATION
For the year ended December 31, 2006

	Fees Earned
Name	or Paid in Cash	Total

Vincent Intrieri(3)	(4)	(4)
Martin L. Hirsch(1)	$4,500	$4,500
Robert H. Kite	37,500	37,500
Robert J. Mitchell	8,750	8,750
Jon F. Weber(2)	6,500	6,500
Jack G. Wasserman	36,750	36,750

Total	$94,000	$94,000

(1)	Mr. Hirsch resigned from our Board of Directors effective August 8, 2006.

(2)	Mr. Weber was appointed to fill the vacancy on the Board created by Mr. Hirsch’s resignation effective August 9, 2006. Mr. Weber served on our Board of Directors until December 27, 2006.

(3)	Mr. Intrieri was appointed to the Board of Directors on December 27, 2006 to serve the remainder of Mr. Weber’s term.

(4)	Mr. Intrieri does not receive any fees for his service as a Board or Committee Member.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following tables set forth, to the best of our knowledge, information as to the ownership of our common stock held by (i) each person or entity who, as of February 28, 2007, beneficially owns more than 5% of the outstanding shares of our common stock; (ii) our directors and executive officers, and (iii) all directors and officers as a group. Except as otherwise indicated, ownership of shares by the persons named below includes sole voting and investment power held by such persons.

Security Ownership of Certain Beneficial Owners.  The following table sets forth as of February 28, 2007, the individuals or entities known to us to own more than 5% of our outstanding shares of common stock.

	Title	Number	Percent
Name and Address of Beneficial Owner	of Class	of Shares	of Class(1)

AREP Oil & Gas LLC	Common Stock	5,597,824 (2)	50.01%
767 Fifth Avenue, 47th Floor New York, NY 10153

(1)	Based upon the 11,190,650 shares of Common Stock that were outstanding on February 28, 2007.

(2)	AREP Oil & Gas directly owns these shares and may be deemed to be the beneficial owner thereof. Mr. Carl C. Icahn, by virtue of his relationship to AREP Oil & Gas, may be deemed to “beneficially own” (as that term is defined in Rule 13d-3 under the Exchange Act) these shares. Mr. Icahn disclaims beneficial ownership of such shares for all other purposes. Mr. Mitchell, a present director of our Company and a former employee of affiliates of AREP Oil & Gas, and Mr. Vincent Intrieri, a present director of our Company and employee of affiliates of AREP Oil & Gas, also disclaim any beneficial ownership of these shares.

Security Ownership of Directors and Management.  The following table sets forth information concerning the beneficial ownership of our capital stock as of February 28, 2007 by each of our directors and named executive officers, and our directors and executive officers as a group.

	Title	Number		%
Name and Address of Beneficial Owner	of Class	of Shares		of Class(1)

Bob G. Alexander	Common Stock	57,000	(2)	(9)
4925 Greenville Avenue Suite 1400 Dallas, TX 75206
Robert H. Kite	Common Stock	84,262	(3)	(9)
6910 East Fifth Street Scottsdale, AZ 85251
Vincent Intrieri	Common Stock	—	(4)
767 Fifth Avenue New York, NY 10153
Hillel Moerman	Common Stock	—	(5)
767 Fifth Avenue New York, NY 10153
Robert J. Mitchell	Common Stock	—	(6)
767 Fifth Avenue New York, NY 10153
Jack G. Wasserman	Common Stock	—	(7)
111 Broadway New York, NY 10006
Grace Bricker	Common Stock	—	(8)
4925 Greenville Avenue Suite 1400 Dallas, TX 75206
All executive officers and directors as a group (7 people)		205,679		1.83%

(1)	As of February 28, 2007, there were 11,190,650 shares of our Common Stock outstanding. All stock options and warrants were cancelled pursuant to the Plan of Reorganization, and no new options or warrants have been authorized or issued.

(2)	Shares held directly by Mr. Alexander.

(3)	Robert H. Kite is Chief Operating Officer and a 33.0% beneficial owner of KFT, LLLP and may be deemed to be the beneficial owner of shares held by KFT, LLLP. 59,285 shares are held by KFT, LLLP and Mr. Kite holds 24,977 shares directly.

(4)	Mr. Intrieri holds no shares of our common stock and disclaims beneficial ownership of any shares attributable to AREP Oil & Gas.

(5)	Mr. Moerman holds no shares of our common stock and disclaims beneficial ownership of any shares attributable to AREP Oil & Gas..

(6)	Mr. Mitchell holds no shares of our common stock and disclaims beneficial ownership of any shares attributable to AREP Oil & Gas.

(7)	Mr. Wasserman holds no shares of our common stock.

(8)	Ms. Bricker holds no shares of our common stock.

(9)	Less than one percent.

Item 13.  Certain Relationships and Related Transactions

Under the purchase option set forth in Section 5.4 of Holding LLC’s Operating Agreement dated as of May 1, 2001 (the “Holding LLC Operating Agreement”), the managing member of Holding LLC was permitted, at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated.

On September 7, 2006, we were advised that AREP entered into an Exclusivity Agreement and Letter of Intent (the “Letter of Intent”) with SandRidge Energy, Inc. (“SandRidge”), formerly Riata Energy, Inc, pursuant to which SandRidge would obtain an option to acquire NEG Oil & Gas. At the time of the notice, NEG Oil & Gas was the owner of 50.01% of our common stock and the holder our senior notes. We were advised that the transaction was contingent upon NEG Oil & Gas, the managing member of Holding LLC, exercising its option to purchase our 50% non-managing membership interest in Holding LLC (or the acquisition of our interest in Holding LLC through another mechanism) and termination of our management agreements with Operating LLC, National Onshore and National Offshore. The transaction did not contemplate the acquisition of any of our common stock or the acquisition of our senior notes by SandRidge. We were not a party to the Letter of Intent.

On October 25, 2006, after careful review and evaluation by our previously established Special Committee, consisting of an independent disinterested member of our Board of Directors (the “Special Committee”), who was advised by independent counsel and financial advisors, we entered into an agreement with NEG Oil & Gas and American Real Estate Holdings Limited Partnership (“AREH”) pertaining to the possible purchase of our membership interest in Holding LLC, termination of our previously announced merger agreement (see “Termination of Previously Announced Merger Agreement”), termination of our management agreements and payoff of our senior notes (the “NEG Oil & Gas Agreement”). Consummation of the transactions contemplated in the NEG Oil & Gas Agreement was generally contingent upon completion of AREP’s sale of NEG Oil & Gas to SandRidge.

On November 21, 2006, AREP completed the sale of its interest in NEG Oil & Gas to SandRidge and effective on that date, we entered into the following transactions:

•	NEG Oil & Gas exercised its option to purchase our non-controlling 50% membership interest in Holding LLC for net cash proceeds of approximately $260.8 million;

•	We paid in full the outstanding principal balance and accrued interest on our 10.75% senior notes due October 31, 2007 (the “Senior Notes”) in the aggregate amount of $149.6 million. Such payment was made to AREP O&G Holding LLC (“AREP O&G”), as the holder of the Senior Notes;

•	The liens in favor of NEG Oil & Gas with respect to our membership interest in Holding LLC, and the proceeds thereof, under the Operating LLC credit facility were released and terminated;

•	Our management agreements pursuant to which we managed the operations of Operating LLC, National Onshore and National Offshore were terminated;

•	The previously announced Agreement and Plan of Merger dated December 7, 2005 (the “Merger Agreement”) among us, NEG Oil & Gas, NEG IPOCO, Inc. and, for certain purposes, AREH, pursuant to which we were to have been merged into NEG IPOCO, Inc in connection with its proposed initial public offering, was terminated;

•	Any assets or property of NEG Oil & Gas and its subsidiaries owned by them but in our possession (including, without limitation, information technology, software and data relevant to the oil and gas operations of NEG Oil & Gas or its subsidiaries) were transferred and delivered to NEG Oil & Gas or its subsidiaries, as designated by NEG Oil & Gas; and

•	Most of our employees became employees of SandRidge, including the following principal officers: Randy Cooley, our chief financial officer, as well as Rick Kirby, Kent Lueders, David Rigby, Jenny Robins, Lori Mauk and Wayne Campbell, each of whom was a vice president. Bob G. Alexander and Philip D. Devlin remained our chief executive officer and vice president, general counsel and secretary, respectively, and our board of directors was unchanged. Subsequently, Jon Weber resigned as director and was replaced by Vincent Intrieri and Philip D. Devlin resigned as our general counsel and secretary.

The $260.8 million net proceeds we received for our non-controlling 50% membership interest in Holding LLC was based on the Special Committee’s determination, based on all relevant information and circumstances, that the fair market valuation for Holding LLC’s net assets was $700 million. Such amount was determined in accordance with Section 5.4 of the Holding LLC Operating Agreement, which contemplated a deemed sale by Holding LLC of all of its assets for fair market value followed by its deemed liquidation. In accordance with Article VI of the Holding LLC Operating Agreement, such net fair market valuation was subjected to the distribution protocols set forth therein in order to determine the amount to be distributed to us. In accordance with the distribution protocols, an amount equal to previous priority distributions and guaranteed payments to us, plus applicable interest, was first payable to the managing membership interest holder. Since inception of Holding LLC and through November 21, 2006, we had received priority distributions and guaranteed payments aggregating $150.1 million and the managing membership interest holder had received no distributions from Holding LLC. The fair market value of Holding LLC’s net assets less the priority distributions and the guaranteed payments, plus applicable interest of $28.2 million, was then allocated to the membership interest holders in accordance with the respective capital accounts. As noted above, utilizing the net proceeds to us from the sale of our interest in Holding LLC, we paid in full the outstanding principal balance and accrued interest on our Senior Notes in the aggregate amount of $149.6 million resulting in net proceeds to us of from such transactions of approximately $111.2 million.

Ownership and Control of Outstanding Stock

Until November 21, 2006, NEG Oil & Gas owned 50.01% of our outstanding common stock and was a wholly-owned subsidiary of American Real Estate Partners, LP (“AREP”), which owns 99% of American Real Estate Holdings Limited Partnership (“AREH”). As of November 21, 2006, 50.01% of our common stock was transferred from NEG Oil & Gas to AREP O&G, an indirect wholly-owned subsidiary of AREP. The general partner of AREP and AREH, American Property Investors, Inc. (“API”), is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), AREP, which owns 99% of AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) Greenville Holding LLC (“Greenville”), Icahn Management LP (“Icahn Management”), Philip Services Corporation (“Philip”), American Railcar Industries, Inc. (“ARI”), XO Holdings, Inc. (“XO”), Viskase Companies, Inc. (“Viskase”) and Lear Corporation (“Lear”). Mr. Martin L. Hirsch, who was formerly one of our directors, was also formerly a director and the Executive Vice President of API. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the Board of Directors for both API and Cadus and a member of the API Audit Committee. Mr. Vincent Intrieri, also one of our directors, effective December 27, 2006, is a member of the Board of Directors of each of API, ARI, XO, Viskase and Lear, and an executive officer of each of High River, Icahn Management and Philip. Mr. Icahn is the largest single shareholder of Cadus, ARI, XO, Viskase, and Lear. High Coast, High River, API, Greenville, AREP, AREH, Arnos, Icahn Management and Philip are entities affiliated with Mr. Icahn. On February 15, 2007, the Board of Directors appointed Mr. Hillel Moerman as our Chief Financial Officer, effective January 31, 2007. Mr. Moerman is the Chief Financial Officer of API and AREP.

Related Party Transaction Policy

Our Board of Directors recognizes that related person transactions can present potential or actual conflicts of interest. Accordingly, we follow certain procedures for reviewing related person transactions. In general, a related person transaction is any transaction or any series of similar transactions in which we are a participant and any related person has a direct or indirect material interest. Examples of a related person include any person who is a director or executive officer of us, a person known by us to be the beneficial owner of more than 5% of any class of our voting securities, any immediate family member of any of the foregoing, and any entity in which any of the foregoing persons is employed or has a 5% or greater beneficial ownership interest.

Our procedures are designed to ensure that transactions with related persons are fair to us and in our best interests. If a proposed transaction appears to or does involve a related person, the transaction is presented to the Audit Committee for review. The Audit Committee is authorized to engage and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction.

All related person transactions that have been approved or ratified by the Audit Committee are disclosed to the full Board of Directors. All related person transactions are also disclosed in our applicable filings if required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations.

Holding LLC Credit Facility

We are not a party to any credit facility. Prior to November 21, 2006, our membership interest in Holding LLC was pledged to secure borrowings under the NEG Oil & Gas credit facility described below. In connection with the sale of our interest in holding LLC on November 21, 2006, the lien on our membership interest in Holding LLC and any proceeds thereon was cancelled and terminated.

On December 22, 2005, NEG Oil & Gas entered into a credit agreement, dated as of December 20, 2005, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and other lender parties thereto (the “NEG O&G Credit Facility”). The NEG O&G Credit Facility was secured by substantially all the assets of NEG Oil & Gas and its subsidiaries, had a five-year term and permitted payments and reborrowings subject to a borrowing base calculation based on the proved oil and gas reserves of NEG Oil & Gas and its subsidiaries. Under the NEG O&G Credit Facility, NEG Oil & Gas was permitted to borrow up to $500 million, and the initial borrowing base was set at $335 million.

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

Also, on December 22, 2005, as part of NEG Oil & Gas’ purchase of the Mizuho facility , Operating LLC entered into an Amended and Restated Credit Agreement, dated as of December 20, 2005, with NEG Oil & Gas as the successor to the lenders under the Credit Agreement and Citicorp USA, Inc. as collateral agent (the “Restated Credit Agreement”). By purchasing the Credit Agreement, NEG Oil & Gas was the successor in interest to the pledge agreements and irrevocable proxies dated as of December 29, 2003 signed by each of Holding LLC, Operating LLC and us in favor of the former lenders under the Credit Agreement. Pursuant to the terms of the Restated Credit Agreement, Operating LLC and Holding LLC executed and delivered to NEG Oil & Gas affirmations of their obligations under their respective pledge agreements. NEG Oil & Gas pledged all of its rights under the Credit Agreement to the new lenders of the NEG Oil & Gas Credit Facility, including the collateral securing Operating LLC’s original obligations to such lenders.

The Restated Credit Agreement provided for a loan commitment amount of up to $180 million, including a letter of credit commitment of up to $1.0 million, subject to certain borrowing base and other limitation. At December 22, 2005, Operating LLC owed approximately $132.4 million under the Restated Credit Agreement and had no outstanding letters of credit. The Restated Credit Agreement also requires, among other things, maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Other than the pledge of our equity interest in Holding LLC described above, we are not a party to the Restated Credit Agreement.

Generally, draws made under the Credit Agreement or Restated Credit Agreement were made to fund working capital requirements, acquisitions and capital expenditures. During the period January 1, 2006 through November 21, 2006, Operating LLC’s outstanding balance was $132.4 million.

The management and operation of the oil and natural gas business of our affiliate Operating LLC is being undertaken by us pursuant to a management agreement effective May 1, 2001, as amended from time to time. During the year ended December 31, 2006, we received $6.4 million in management fees attributable to the management agreement.

We have also undertaken the management and operation of other affiliates, National Onshore and National Offshore, pursuant to certain management agreements with each of these entities dated August 28, 2003 and November 3, 2004, respectively. Mr. Alexander and Mr. Devlin serve on the board of directors of each and, together with Mr. Cooley, act as officers of both National Onshore and National Offshore, respectively. We recorded $4.3 million and $4.8 million in management fee income attributable to these agreements for the year ended December 31, 2006 for National Onshore and National Offshore, respectively.

At December 31, 2006, AREP O&G owned 50.01% of our issued and outstanding common stock.

Item 14.	Principal Accounting Fees and Services

Grant Thornton LLP served as our independent auditors for the fiscal years ended December 31, 2006 and December 31, 2005.

	2006	2005

Audit Fees(1)	$265,300	$175,300
Audit Related Fees	5,000	—

Audit and Audit Related Fees	$270,300	$175,300
Tax Fees(2)	—	—
All Other Fees(3)	—	90,000

Total Fees	$270,300	$265,300

(1)	Represents fees for professional services rendered for the audit of our annual financial statements for 2005 and 2006 and the reviews of the financial statements included in our quarterly reports on Form 10-Q for each of those years.

(2)	Represents fees for professional services rendered for tax preparation and tax audit services in 2005 and 2006.

(3)	Represents fees for professional services rendered for consulting and Sarbanes Oxley compliance in 2005 and 2006.

Under the policies and procedures established by the Board of Directors and the Audit Committee, the Audit Committee Charter, the Audit Committee is required to pre-approve audit and non-audit services performed by our independent auditors to ensure that the provisions of such services do not impair the auditors’ independence. All of the services described above that were provided by Grant Thornton LLP in the years ended December 31, 2005 and 2006 were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

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

NATIONAL ENERGY GROUP, INC.

By:	/s/ BOB G. ALEXANDER
Bob G. Alexander
President and Chief Executive Officer

March 6, 2007

By:	/s/ Hillel Moerman
Hillel Moerman
Vice President and Chief Financial Officer

March 6, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on March 6, 2007.

/s/ BOB G. ALEXANDER Bob G. Alexander	President, Chief Executive Officer and Director

/s/ VINCENT INTRIERI Vincent Intrieri	Director

/s/ ROBERT H. KITE Robert H. Kite	Director

/s/ ROBERT J. MITCHELL Robert J. Mitchell	Director

/s/ JACK G. WASSERMAN Jack G. Wasserman	Director

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(1)	Pursuant to Securities and Exchange Commission Regulation SX Rule 3-09, NEG Holding LLC, is deemed to be a significant, unconsolidated subsidiary of National Energy Group, Inc. (“NEG”). Consequently the financial statements of NEG Holding LLC are presented as of December 31, 2005 and November 21, 2006 (the date of disposition by NEG) and for the years ended December 31, 2004, and 2005 and the period January 1, 2006 through November 21, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
National Energy Group, Inc.

We have audited the accompanying balance sheets of National Energy Group, Inc. (the “Company”) as of December 31, 2005 and 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Energy Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2007 expressed an unqualified opinion that the Company maintained effective internal control over financial reporting and on management’s assessment thereof.

/s/  GRANT THORNTON LLP

Houston, Texas
March 2, 2007

NATIONAL ENERGY GROUP, INC.

BALANCE SHEETS

	December 31,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$3,059,007	$88,199,910
Accounts receivable — other	—	193,350
Accounts receivable — affiliates	1,659,816	46,242
Other	314,966	—

Total current assets	5,033,789	88,439,502
Property, plant and equipment, net	24,877	63,369
Investment in Holding LLC	116,127,681	—
Deferred tax assets	14,540,446	—

Total assets	$135,726,793	$88,502,871

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$435,594	$177,440
Income taxes payable	151,270	2,717,652
Accrued interest on senior notes — affiliates	2,663,080	—

Total current liabilities	3,249,944	2,895,092
Long-term Liabilities:
Senior Notes — affiliates	148,637,000	—
Deferred tax liability	—	7,016
Deferred gain on Senior Note redemption	1,698,413	—
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value:
Authorized shares — 15,000,000 at December 31, 2005 and 2006; Issued and outstanding shares — 11,190,650 at December 31, 2005 and 2006	111,907	111,907
Additional paid-in capital	123,020,121	123,020,121
Accumulated deficit	(140,990,592)	(37,531,265)

Total stockholders’ equity (deficit)	(17,858,564)	85,600,763

Total liabilities and stockholders’ equity (deficit)	$135,726,793	$88,502,871

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006

Revenues:
Accretion of Investment in Holding LLC	$34,431,731	$44,306,411	$48,487,799
Management fees from affiliates	11,562,726	14,587,206	15,554,111
Gain on sale of Holding LLC interest	—	—	112,188,067
Interest income and other, net	39,310	77,679	530,302

Total revenue	46,033,767	58,971,296	176,760,279
Costs and expenses:
Salaries and wages	7,224,605	8,789,555	12,541,595
Insurance	1,001,644	809,099	1,035,020
Rent and utilities	699,674	797,522	816,701
Other general and administrative expenses	2,218,752	4,508,264	4,244,668
Interest expense	13,940,391	13,940,383	12,549,062

Total costs and expenses	25,085,066	28,844,823	31,187,046

Income before income taxes	20,948,701	30,126,473	145,573,233
Income tax expense	(6,663,834)	(4,852,353)	(42,113,906)

Net income	$14,284,867	$25,274,120	$103,459,327

Earnings per share:
Net income per common share, basic and diluted	$1.28	$2.26	$9.25

Weighted average number of common shares outstanding	11,190,650	11,190,650	11,190,650

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006

Operating Activities:
Net income	$14,284,867	$25,274,120	$103,459,327
Deferred gain amortization — interest reduction	(2,038,095)	(2,038,095)	(1,698,413)
Depreciation and depletion	—	—	1,581
Accretion of Investment in Holding LLC	(34,431,731)	(44,306,411)	(48,487,799)
Deferred income taxes	6,663,834	4,701,083	14,547,462
Gain on sale of Holding LLC	—	—	(112,188,067)
Changes in operating assets and liabilities:
Accounts receivable	(1,394,197)	739,753	1,420,224
Other current assets	83,841	(155,654)	314,966
Accounts payable and accrued liabilities	181,859	378,061	(354,852)

Net cash used in operating activities	(16,649,622)	(15,407,143)	(42,985,571)

Investing Activities:
Sale of investment in Holding LLC	—	—	260,825,071
Guaranteed Payment from Holding LLC	15,978,478	15,978,478	15,978,476
Purchases of furniture, fixtures and equipment	—	—	(56,925)
Sale of furniture, fixtures and equipment	—	—	16,852

Net cash provided by investing activities	15,978,478	15,978,478	276,763,474

Financing Activities:
Repayments of long term debt — affiliates	—	—	(148,637,000)

Net cash used in financing activities	—	—	(148,637,000)

Increase (decrease) in cash and cash equivalents	(671,144)	571,335	85,140,903
Cash and cash equivalents at beginning of period	3,158,816	2,487,672	3,059,007

Cash and cash equivalents at end of period	$2,487,672	$3,059,007	$88,199,910

Supplemental Cash Flow Information
Interest paid in cash	$15,978,478	$15,978,478	$14,247,475

Income taxes paid	$—	$—	$25,000,000

The accompanying notes are an integral part of these financial statements

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2003	11,190,650	$111,907	$123,020,121	$(180,549,579)	$(57,417,551)
Net income 2004	—	—	—	14,284,867	14,284,867

Balance at December 31, 2004	11,190,650	$111,907	$123,020,121	$(166,264,712)	$(43,132,684)
Net income 2005	—	—	—	25,274,120	25,274,120

Balance at December 31, 2005	11,190,650	$111,907	$123,020,121	$(140,990,592)	$(17,858,564)
Net income 2006	—	—	—	103,459,327	103,459,327

Balance at December 31, 2006	11,190,650	$111,907	$123,020,121	$(37,531,265)	$85,600,763

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

1.	Background and Basis of Presentation

Until November 21, 2006, we were a management company engaged in the business of managing the exploration, development, production and operations of oil and natural gas properties, primarily located in Texas, Oklahoma, Arkansas and Louisiana (both onshore and in the Gulf of Mexico). We managed the oil and natural gas operations of NEG Operating LLC (“Operating LLC”), National Onshore LP (“National Onshore”) and National Offshore LP (“National Offshore”), all of which were affiliated entities until that date, principal assets were our unconsolidated non-controlling 50% membership interest in NEG Holding LLC (“Holding LLC”) and the management agreements with Operating LLC, National Onshore and National Offshore.

On November 21, 2006, we completed the sale of our non-controlling 50% membership interest in Holding LLC to NEG Oil & Gas, LLC (“NEG Oil & Gas”), paid our debt obligations in full, terminated our management agreements with Operating LLC, National Onshore and National Offshore and terminated the employment of the majority of our employees. Subsequent to November 21, 2006, we have no business operations and our principal asset consists of our cash balances. As a result, we are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Our Board of Directors intends to consider the appropriate application of our remaining cash balances, including but not limited to the possible acquisition of producing oil and gas properties and related businesses and assets or the equity in another entity which owns such properties, businesses and assets. There can be no assurance that the Company’s Board of Directors will authorize any such transaction or, if so authorized, that it will successfully identify or complete the acquisition of appropriate assets or businesses.

Because our principal assets consist of cash balances and investments thereof, we could be subject to regulation as an “investment company” under Sections 3(a)(1)(A) or (C) of the Investment Company Act of 1940, as amended (the “Act”), unless we conduct our self in a manner which avoids such status or otherwise does not require us to register under the Act. Rule 3a-2 of the Act provides for a “transient investment company” period, which allows a company with a bona fide intention to engage primarily, as soon as reasonably possible (but in no event past the first anniversary), in a business other than that of investing, reinvesting, owning, holding or trading securities to avoid registration under the Act for up to one year. As required under Rule 3a-2, our Board of Directors has adopted a resolution indicating that we have the present intention to be engaged in and consider the feasibility, costs, risks, profit potential and such other matters prudent and appropriate for the selection of, and to allow us to become engaged in a business or businesses other than investing, reinvesting, owning, holding or trading in securities, directly or through majority owned subsidiaries, by no later than November 21, 2007.

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

As mandated by the Plan of Reorganization and the bankruptcy court, on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties excluding certain cash balances, to Holding LLC. In exchange, we received a non-controlling 50% membership interest in Holding LLC. Gascon Partners (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for the remaining 50% managing ownership interest. Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. We entered into a management and operating agreement to manage the operations of Operating LLC. In 2005, Gascon sold its managing membership interest in Holding LLC to American Real Estate Partners, L.P. (“AREP”).

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

AREP concurrently transferred its 50% managing membership interest in Holding LLC to its wholly-owned subsidiary, NEG Oil & Gas.

In August 2003 and November 2004, we entered into agreements to manage the operations of National Onshore and National Offshore, respectively. Both National Onshore and National Offshore were owned by NEG Oil & Gas.

All management agreements were terminated on November 21, 2006.

Until November 21, 2006, due to the substantial uncertainty relating to distributions from Holding LLC, we accounted for our unconsolidated non-controlling 50% interest in Holding LLC as a preferred investment. We recognized income from the accretion of our investment in Holding LLC using the interest method. Our revenues were comprised solely of the accretion of our investment in Holding LLC and fees received for the management of Operating LLC, National Onshore and National Offshore.

2.	Sale of Our Non-controlling Membership in Holding LLC and Termination of Our Management Contracts

Under the purchase option set forth in Section 5.4 of Holding LLC’s Operating Agreement dated as of May 1, 2001 (the “Holding LLC Operating Agreement”), the managing member of Holding LLC was permitted, at any time, in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated.

On September 7, 2006, we were advised that AREP entered into an Exclusivity Agreement and Letter of Intent (the “Letter of Intent”) with SandRidge Energy, Inc. (“SandRidge”), formerly Riata Energy, Inc, pursuant to which SandRidge would obtain an option to acquire NEG Oil & Gas. At the time of the notice, NEG Oil & Gas was the owner of 50.01% of our common stock and the holder our senior notes. We were advised that the transaction was contingent upon NEG Oil & Gas, the managing member of Holding LLC, exercising its option to purchase our 50% non-managing membership interest in Holding LLC (or the acquisition of our interest in Holding LLC through another mechanism) and termination of our management agreements with Operating LLC, National Onshore and National Offshore. The transaction did not contemplate the acquisition of any of our common stock or the acquisition of our senior notes by SandRidge. We were not a party to the Letter of Intent.

On October 25, 2006, after careful review and evaluation by our previously established Special Committee, consisting of an independent disinterested member of our Board of Directors (the “Special Committee”), who was advised by independent counsel and financial advisors, we entered into an agreement with NEG Oil & Gas and American Real Estate Holdings Limited Partnership (“AREH”) pertaining to the possible purchase of our membership interest in Holding LLC, termination of our previously announced merger agreement (see Note 3), termination of our management agreements and payoff of our senior notes (the “NEG Oil & Gas Agreement”). Consummation of the transactions contemplated in the NEG Oil & Gas Agreement was generally contingent upon completion of AREP’s sale of NEG Oil & Gas to SandRidge.

On November 21, 2006, AREP completed the sale of its interest in NEG Oil & Gas to SandRidge and effective on that date, we entered into the following transactions:

•	NEG Oil & Gas exercised its option to purchase our non-controlling 50% membership interest in Holding LLC for net cash proceeds of approximately $260.8 million;

•	We paid in full the outstanding principal balance and accrued interest on our 10.75% senior notes due October 31, 2007 (the “Senior Notes”) in the aggregate amount of $149.6 million. Such payment was made to AREP O&G Holding LLC (“AREP O&G”), as the holder of the Senior Notes;

•	The liens in favor of NEG Oil & Gas with respect to our membership interest in Holding LLC, and the proceeds thereof, under the Operating LLC credit facility were released and terminated;

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

•	Our management agreements pursuant to which we managed the operations of Operating LLC, National Onshore and National Offshore were terminated;

•	The previously announced Agreement and Plan of Merger dated December 7, 2005 (the “Merger Agreement”) among us, NEG Oil & Gas, IPOCO, Inc. and, for certain purposes, AREH, pursuant to which we were to have been merged into IPOCO, Inc in connection with its proposed initial public offering, was terminated (see Note 3);

•	Any assets or property of NEG Oil & Gas and its subsidiaries owned by them but in our possession (including, without limitation, information technology, software and data relevant to the oil and gas operations of NEG Oil & Gas or its subsidiaries) were transferred and delivered to NEG Oil & Gas or its subsidiaries, as designated by NEG Oil & Gas; and

•	Most of our employees became employees of SandRidge, including the following principal officers: Randy Cooley, our chief financial officer, as well as Rick Kirby, Kent Lueders, David Rigby, Jenny Robins, Lori Mauk and Wayne Campbell, each of whom was a vice president. Bob G. Alexander and Philip D. Devlin remained our chief executive officer and vice president, general counsel and secretary, respectively, and our Board of Directors was unchanged. Subsequently, Jon Weber resigned as director and was replaced by Vincent Intrieri and Philip D. Devlin resigned as our general counsel and secretary.

The $260.8 million net proceeds we received for our non-controlling 50% membership interest in Holding LLC was based on the Special Committee’s determination, based on all relevant information and circumstances, that the fair market valuation for Holding LLC’s net assets was $700 million. Such amount was determined in accordance with Section 5.4 of the Holding LLC Operating Agreement, which contemplated a deemed sale by Holding LLC of all of its assets for fair market value followed by its deemed liquidation. In accordance with Article VI of the Holding LLC Operating Agreement, such net fair market valuation was subjected to the distribution protocols set forth therein in order to determine the amount to be distributed to us. In accordance with the distribution protocols, an amount equal to previous priority distributions and guaranteed payments to us, plus applicable interest, was first payable to the managing membership interest holder. Since inception of Holding LLC and through November 21, 2006, we had received priority distributions and guaranteed payments aggregating $150.1 million and the managing membership interest holder had received no distributions from Holding LLC. The fair market value of Holding LLC’s net assets less the priority distributions and the guaranteed payments, plus applicable interest of $28.2 million, was then allocated to the membership interest holders in accordance with the respective capital accounts. As noted above, utilizing the net proceeds to us from the sale of our interest in Holding LLC, we paid in full the outstanding principal balance and accrued interest on our Senior Notes in the aggregate amount of $149.6 million resulting in net proceeds to us from such transactions of approximately $111.2 million.

We received net cash proceeds of approximately $260.8 million for our interest in Holding LLC. This resolved all uncertainties relating to realization of our investment in Holding LLC and we recognized a gain as follows:

Net Proceeds	$260,825,071
Book basis in Holding LLC as of November 21, 2006	(148,637,004)

Gain on sale of Holding LLC	$112,188,067

3.	Termination of Previously Announced Merger Agreement

On December 7, 2005, we, NEG Oil & Gas, NEG IPOCO, Inc., and, for certain purposes, AREH entered into a merger agreement, pursuant to which we agreed to be merged into NEG IPOCO, Inc. NEG Oil & Gas, a wholly owned indirect subsidiary of AREP, was the owner of 50.01% of our common stock.

Upon consummation of the merger with NEG IPOCO Inc., the holders of our common stock were to receive shares of common stock of a new company, NEG IPOCO, Inc. The transaction, which was conditioned upon the

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

consummation of an initial public offering of common stock by NEG, Inc., was to have terminated if the merger has not closed by December 1, 2006.

In accordance with the terms of the NEG Oil & Gas Agreement, on November 21, 2006, the Merger Agreement was cancelled.

4.	Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents may include demand deposits, short-term commercial paper, and/or money-market investments with maturities of three months or less when purchased. Cash in bank deposit accounts are generally maintained at high credit quality financial institutions and may exceed federally insured limits. As of December 31, 2006 our cash balances exceeded federally insured limits by approximately $88.1 million. We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk of loss.

Accounts Receivable

Prior to November 21, 2006, accounts receivable-affiliates represent amounts due from Operating LLC, National Onshore and National Offshore for unpaid management fees. Subsequent to November 21, 2006 Accounts receivable — affiliates represent amounts due from AREP, the indirect owner of 50.01% of our common stock. Accounts receivable — other represents amounts due from SandRidge. Due to the short-term nature of the account balances, the carrying value approximates market value.

Investment in Holding LLC

In accordance with the terms of the Holding LLC Operating Agreement, prior to the sale of the our membership interest in Holding LLC we received semi-annual Guaranteed payments (“Guaranteed Payments”) from Holding LLC, calculated on an annual interest rate of 10.75% on the outstanding priority amount (the “Priority Amount”). The Priority Amount includes all outstanding debt owed to NEG Oil & Gas, including the amount of our 10.75% Senior Notes (the “Senior Notes”). In addition, we were to receive the Priority Amount as a distribution from Holding LLC on November 6, 2006.

Prior to November 21, 2006, there was substantial uncertainty that we would receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accreted our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount expected to be collected through November 2006 (based on the terms of the Holding LLC Operating Agreement), recognizing the accretion income in earnings. Our investment in Holding LLC would have been reduced to zero upon our collection of the Priority Amount. Due to the substantial uncertainty that we would receive any distribution in excess of the Priority Amount and Guaranteed Payment Amounts from Holding LLC, we did not record any income or recognize an asset related to our residual equity interest until such time that NEG Oil & Gas had received its contractually required distributions from Holding LLC. We accounted for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Quarterly we evaluated the propriety of the carrying amount of our investment in Holding LLC to determine whether current events or circumstances warranted adjustments to the carrying value for any other than temporary impairment and/or revisions to accretion of income.

On November 21, 2006 NEG Oil & Gas exercised its option to redeem our interest in Holding LLC for net proceeds of $260.8 million. The sale resolved all uncertainties regarding realizability of our investment in Holding LLC and we recognized a gain of $112.2 million on the sale.

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

Financial Instruments

See Note 6 for disclosure of the fair value of borrowings under our 10.75% Senior Notes.

At December 31, 2005 and 2006, the carrying value of our accounts receivable and payable approximates fair value due to the short term nature of these financial instruments.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between net earnings and total comprehensive income in 2004, 2005 or 2006.

401-K Plan

We maintain a 401-K plan for the benefit of our employees and match employee contributions, subject to certain limitations. Each qualified employee may contribute up to 10% of base salary, on a pre-tax basis, to the 401-K plan and we will match 50% of the employee’s contribution. For the years ended December 31, 2004, 2005 and 2006, our matching contributions were approximately $0.2 million, $0.2 million and $0.2 million, respectively.

Related Parties

Until November 21, 2006, NEG Oil & Gas owned 50.01% of our outstanding common stock and was a wholly-owned subsidiary of American Real Estate Partners, LP (“AREP”), which owns 99% of American Real Estate Holdings Limited Partnership (“AREH”). As of November 21, 2006, 50.01% of our common stock was transferred from NEG Oil & Gas to AREP O&G, an indirect wholly-owned subsidiary of AREP. The general partner of AREP and AREH, American Property Investors, Inc. (“API”), is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Partnership (“High River”), AREP, which owns 99% of AREH, API, High Coast Limited partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”) Greenville Holding LLC (“Greenville”), Icahn Management LP (“Icahn Management”), Philip Services Corporation (“Philip”), American Railcar Industries, Inc. (“ARI”), XO Holdings, Inc. (“XO”), Viskase Companies, Inc. (“Viskase”) and Lear Corporation (“Lear”). Mr. Martin L. Hirsch, who was formerly one of our directors, was also formerly a director and the Executive Vice President of API. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the Board of Directors for both API and Cadus and a member of the API Audit Committee. Mr. Vincent Intrieri, also one of our directors, effective December 27, 2006, is a member of the Board of Directors of each of API, ARI, XO, Viskase and Lear, and an executive officer of each of High River, Icahn Management and Philip. Mr. Icahn is the largest single shareholder of Cadus, ARI, XO, Viskase, and Lear. High Coast, High River, API, Greenville, AREP, AREH, Arnos, Icahn Management and Philip are entities affiliated with Mr. Icahn. On February 15, 2007, the Board of Directors appointed Mr. Hillel Moerman as our Chief Financial Officer, effective January 31, 2007. Mr. Moerman is the Chief Financial Officer of API and AREP.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have not completed our evaluation of the impact of adopting FIN 48 and, as a result, we are not able to estimate the effect the adoption will have on our financial statements.

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement amends Statement No. 87, FASB Statement No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We currently have no defined benefit or other post retirement plans subject to this standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the Company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to be material to the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.

4.	Management Agreements

Prior to November 21, 2006, the management and operation of Operating LLC was undertaken by us pursuant to a management agreement which we entered into with Operating LLC, effective May 1, 2001, as amended from time to time. However, neither our management nor directors controlled the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which were controlled by the managing member of Holding LLC (NEG Oil & Gas). The Operating LLC management agreement provided that we would manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006 (subsequently amended to December 15, 2006), or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. Our employees conducted the day-to-day operations of Operating LLC’s oil and natural gas business, and all costs and expenses incurred in the operation of the oil and natural gas properties were borne by Operating LLC, although the management agreement provided that the salary of our Chief Executive Officer was to be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer was 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC paid us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incurred in operating the oil and natural gas properties. Operating LLC agreed to indemnify us to the extent we incurred any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $6.2 million, $5.6 million and $6.4 million in management fee income for the years ended December 31, 2004, 2005, and 2006, respectively under this agreement.

The Operating LLC management agreement was terminated on November 21, 2006.

The National Onshore Management Agreement

On August 28, 2003, we entered into a management agreement whereby we managed the oil and natural gas business of National Onshore until November 21, 2006. The National Onshore management agreement was entered

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

in connection with a plan of reorganization for National Onshore proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn (the “National Onshore Plan”). On August 28, 2003, the United States Bankruptcy Court, Southern District of Texas, issued an order confirming the National Onshore Plan. NEG Oil & Gas owned all of National Onshore, which was engaged in the exploration, production and transmission of oil and natural gas, primarily in South Texas, including the Eagle Bay field in Galveston Bay, Texas and the Southwest Bonus field located in Wharton County, Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and our former Vice President, Secretary and General Counsel, respectively, served on the National Onshore Board of Directors and acted as the two principal officers of National Onshore and its subsidiaries, Galveston Bay Pipeline Corporation and Galveston Bay Processing Corporation. Randall D. Cooley, our former Vice President and CFO, was Treasurer of National Onshore and its subsidiaries.

The National Onshore management agreement provided that we were to be responsible for and have authority with respect to all of the day-to-day management of National Onshore’s business, but we did not function as a Disbursing Agent as such term is defined in the National Onshore Plan. As consideration for our services in managing the National Onshore business, the National Onshore management agreement provided that we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. We recorded $4.7 million, $4.8 million and $4.3 million in management fee income for the years ended December 31, 2004, 2005 and 2006, respectively, under this agreement.

The National Onshore management agreement was terminated on November 21, 2006.

The National Offshore Management Agreement

On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for National Offshore (the “National Offshore Plan”). In connection with the Bankruptcy Court’s order confirming the National Offshore Plan, we entered into a management agreement with National Offshore to manage its oil and natural gas business until November 21, 2006. NEG Oil & Gas owned all of National Offshore, which was engaged in the exploration, production and transmission of natural gas and oil, primarily in the Gulf Coast and the Gulf of Mexico. Bob G. Alexander, our President and CEO, served on the National Offshore Board of Directors and acted as National Offshore’s President. Philip D. Devlin, our former Vice President, General Counsel and Secretary, served on the National Offshore Board of Directors and acted as National Offshore’s Vice President and Secretary. Randall D. Cooley, our former Vice President and CFO, was Treasurer of National Offshore. In exchange for our management services, the National Offshore management agreement provided that we are to be paid a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incurred in operating and administering the National Offshore oil and natural gas properties. We recorded $0.7 million, $4.2 million and $4.8 million in management fee income for the years ended December 31, 2004, 2005 and 2006, respectively, under this agreement.

The National Offshore management agreement was terminated on November 21, 2006.

5.	Credit Facility/Pledge of Our Membership Interest in Holding, LLC

On December 22, 2005, NEG Oil & Gas entered into a credit agreement, dated as of December 20, 2005, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and other lender parties thereto (the “NEG O&G Credit Facility”). The NEG O&G Credit Facility was secured by substantially all the assets of NEG Oil & Gas and its subsidiaries had a five-year term and permitted payments and reborrowings subject to a borrowing base calculation based on the proved oil and gas reserves of NEG Oil & Gas and its subsidiaries. Under the NEG O&G Credit Facility, NEG Oil & Gas was permitted to borrow up to $500 million, and the initial borrowing base was set at $335 million.

NEG Oil & Gas used a portion of the initial $300 million funding under the NEG O&G Credit Facility to purchase the Mizuho indebtedness of $130.9 million plus accrued interest of $1.5 million subject to the Credit

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Also, on December 22, 2005, as part of NEG Oil & Gas’ purchase of the Mizuho facility, Operating LLC entered into an Amended and Restated Credit Agreement, dated as of December 20, 2005, with NEG Oil & Gas as the successor to the lenders under the Credit Agreement and Citicorp USA, Inc. as collateral agent (the “Restated Credit Agreement”). By purchasing the Credit Agreement, NEG Oil & Gas was the successor in interest to the pledge agreements and irrevocable proxies dated as of December 29, 2003 signed by each of Holding LLC, Operating LLC and us in favor of the former lenders under the Credit Agreement. Pursuant to the terms of the Restated Credit Agreement, Operating LLC and Holding LLC executed and delivered to NEG Oil & Gas affirmations of their obligations under their respective pledge agreements. NEG Oil & Gas pledged all of its rights under the Credit Agreement to the new lenders of the NEG Oil & Gas Credit Facility, including the collateral securing Operating LLC’s original obligations to such lenders.

The Restated Credit Agreement provided for a loan commitment amount of up to $180 million, including a letter of credit commitment of up to $1.0 million, subject to certain borrowing base and other limitation. At December 22, 2005, Operating LLC owed approximately $132.4 million under the Restated Credit Agreement and had no outstanding letters of credit. The Restated Credit Agreement also required, among other things, maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. Other than the pledge of our equity interest in Holding LLC described above, we were not a party to the Restated Credit Agreement.

Generally, draws made under the Credit Agreement or Restated Credit Agreement were made to fund working capital requirements, acquisitions and capital expenditures. During the period January 1, 2006 through November 21, 2006, Operating LLC’s outstanding balance was $132.4 million.

Pledge of Our Membership Interest in Holding LLC

We are not a party to any credit facility. Prior to November 21, 2006, our membership interest in Holding LLC was pledged to secure borrowings under the NEG Oil & Gas credit facility described below. In connection with the sale of our interest in holding LLC on November 21, 2006, the lien on our membership interest in Holding LLC and any proceeds thereon was cancelled and terminated.

6.	Senior Notes Due 2006

Upon confirmation of the Joint Plan, the Senior Notes were held in their entirety by Arnos and its affiliates. Effective June 30, 2005, the Senior Notes were held by NEG Oil & Gas. In November 2006, the Senior Notes were transferred to AREP Oil & Gas, LLC, an indirect wholly-owned subsidiary of AREP.

The Senior Notes bore interest at an annual rate of 10.75%, payable semiannually in arrears on May 1 and November 1 of each year and originally matured in November 2006. On March 16, 2006, we entered into a supplemental indenture with NEG Oil & Gas, as holder of the Senior Notes, to extend the due date of the Senior Notes to April 1, 2007. On June 19, 2006, the due date was further extended to October 31, 2007. The Senior Notes were senior, unsecured obligations that rank pari passu with all of our existing and future senior indebtedness, and senior in right of payment to all future subordinated indebtedness that we may incur. Subject to certain limitations set forth in the indenture covering the Senior Notes (the “Indenture”), we and our subsidiaries may incur additional senior indebtedness and other indebtedness.

The Indenture contained certain covenants limiting us with respect to the following: (i) asset sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

preferred stock; (iv) liens; (v) sale and leaseback transactions; (vi) lines of business; (vii) dividend and other payment restrictions affecting subsidiaries; (viii) mergers and consolidations; and (ix) transactions with affiliates.

In August 2001, we redeemed both $16.4 million of principal outstanding under the senior note obligations and $4.8 million of long-term interest payable on the Senior Notes for cash consideration of $10.5 million. We paid two Arnos affiliates approximately $0.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001, to the date of redemption. As this was a partial redemption of the Senior Notes, it has been accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million was amortized as a reduction to interest expense over the remaining life of the Senior Notes.

The Senior Notes, plus accrued interest was paid in full on November 21, 2006.

7.	Commitments and Contingencies

On January 22, 2007, based on the approval by our board of directors and our compensation committee, we entered into a one year employment agreement with Bob. G. Alexander, effective as of November 22, 2006 (the “Effective Date”). The agreement reflects Mr. Alexander’s continuing employment as Chairman of the Board, President and Chief Executive Officer and Secretary, and his service in other positions for affiliates of the Company, at an annual base salary of $1,000,000. Under the terms of the agreement, Mr. Alexander is eligible to receive bonus compensation in an amount determined by the Board of Directors of the Company from time to time. In addition, Mr. Alexander is entitled to participate in employee benefit plans of the Company. The agreement is subject to earlier termination based on disability, death, termination by the Company with or without cause, change of control (as defined therein) or voluntary termination by Mr. Alexander with or without good reason. If Mr. Alexander’s employment is terminated by the Company without cause, upon a change of control or upon his death, the Company will pay Mr. Alexander or his estate, as the case may be, a lump sum severance payment equal to the amount of base salary and bonus, if any, that would have been paid to him if he had remained employed by the Company throughout the term of the employment agreement. Mr. Alexander has agreed to certain confidentiality, non-solicitation and non-competition covenants that begin on the Effective Date and extend for various periods beyond termination of his employment, except that the non-competition covenant terminates in the event that Mr. Alexander is terminated without cause or upon a change of control.

We lease office space under an operating lease. Rental expense charged to operations was approximately $628,000, $683,000 and $693,980 during the years ended December 31, 2004, 2005 and 2006, respectively. Minimum lease payments under future operating lease commitments at December 31, 2006, is $568,003 which is payable in 2007.

We are not a party to any material pending legal proceedings. Our Joint Plan became effective August 4, 2000, at which time we emerged from bankruptcy with the authority to conduct our business operations without Bankruptcy Court approval.

8.	Investment in Holding LLC

Our investment in Holding LLC was recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a summary income statement for Holding LLC for the years ended December 31, 2004 and 2005 and for the period January 1, 2006-November 21, 2006.

			Period from
			January 1 to
	Year Ended December 31,		November 21,
	2004	2005	2006

Total revenues	$79,621,556	$88,426,341	$165,477,836
Total cost and expenses	(48,207,118)	(66,023,312)	(67,171,165)

Operating income	31,414,438	22,403,029	98,306,671
Other income (expense)	(2,291,924)	(1,311,872)	(6,784,172)

Net income before tax	29,122,514	21,091,157	91,522,499
Provision for income taxes	—	—	(1,479,933)

Net income	$29,122,514	$21,091,157	$90,042,566

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

We originally recorded our investment in Holding LLC at the historical cost of the oil and natural gas properties contributed to Holding LLC. In evaluating the appropriate accounting to be applied to this investment, we anticipated that we would collect the Guaranteed Payments and Priority Amount. However, based on cash flow projections prepared by the management of Holding LLC and its reserve engineers, there was substantial uncertainty that there would be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to NEG Oil & Gas. Due to this uncertainty, we accreted our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount, recognizing the accretion income in earnings. Receipt of Guaranteed Payments and the Priority Amount were recorded as reductions in the investment in Holding LLC. The investment in Holding LLC was evaluated quarterly for other than temporary impairment. We do not record any income or recognize an asset related to our residual equity interest until such time that NEG Oil & Gas had received its contractually required distributions from Holding LLC. We accounted for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

The following is a rollforward of the Investment in Holding LLC as of December 31, 2005 and 2006:

	2005	2006

Investment in Holding LLC at beginning of year	$87,799,748	$116,127,681
Guaranteed Payment from Holding LLC	(15,978,478)	(15,978,476)
Accretion of investment in Holding LLC	44,306,411	48,487,799
Sale of membership interest	—	(148,637,004)

Investment in Holding LLC at end of year	$116,127,681	$—

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Holding LLC Operating Agreement required that distributions were to be made to both our Company and NEG Oil & Gas as follows:

1. Guaranteed payments were to be paid to us, calculated on an annual interest rate of 10.75% on the outstanding priority amount. The Priority Amount included all outstanding debt owed to NEG Oil & Gas, including the amount of our 10.75% Senior Notes. As of November 21, 2006, immediately prior to the exercise of NEG Oil & Gas’ option to purchase our membership interest in Holding LLC, the Priority Amount was $148.6 million. The Guaranteed Payments were made on a semi-annual basis.

2. The Priority Amount was to be paid to us by November 6, 2006.

3. An amount equal to the Priority Amount and all Guaranteed Payments paid to us, plus any additional capital contributions made by NEG Oil & Gas, less any distributions previously made by Holding LLC to NEG Oil & Gas, was to be paid to NEG Oil & Gas.

4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by Holding LLC to NEG Oil & Gas, was to be paid to NEG Oil & Gas.

5. After the above distributions were made, any additional distributions were to be made in accordance with the ratio of NEG Oil & Gas and our respective capital accounts (as defined in the Holding LLC Operating Agreement).

9.	Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote for each share held of record on all matters voted on by stockholders. The shares of the common stock do not have cumulative voting rights, which means that the holders of more than 50% of the shares of the common stock voting for the election of the directors can elect all of the directors to be elected by holders of the common stock, in which event the holders of the remaining shares of common stock will not be able to elect any director. Upon any liquidation, dissolution, or winding-up of our affairs, holders of the common stock would be entitled to receive, pro rata, all of our assets available for distribution to stockholders, after payment of any liquidation preference of any Preferred Stock that may be issued and outstanding at the time. Holders of the common stock have no subscription, redemption, sinking fund, or preemptive rights. We have only paid one cash dividend in association with the sale of Holding LLC on our common stock and we do not expect to declare cash dividends in the foreseeable future.

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

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

The (provision) benefit for U.S. federal income taxes attributable to continuing operations is as follows:

	Year Ended December 31,
	2004	2005	2006

Current	$—	$(151,270)	$(27,566,444)
Deferred	(6,663,834)	(4,701,083)	(14,547,462)

	$(6,663,834)	$(4,852,353)	$(42,113,906)

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to the benefit for income taxes on income from continuing operations is as follows:

	Year Ended December 31,
	2004	2005	2006

Income tax expense at statutory rate	$(7,332,045)	$(10,544,266)	$(50,950,632)
Reversal of valuation allowance on deferred tax assets	1,286,986	5,709,342	8,878,582
Other	(618,775)	(17,429)	(41,856)

	$(6,663,834)	$(4,852,353)	$(42,113,906)

The computation of the net deferred tax asset (liability) is as follows:

	December 31,
	2005	2006

Deferred tax assets related to:
Investment in Holding LLC	$—	$—
Net operating loss carryforwards	29,375,108	—
AMT credit carryforwards	759,467	—
Other, net	594,445	—

	30,729,020	—
Less valuation allowance	(8,878,582)	—

	$21,850,438	$—

Deferred tax liabilities related to:
Investment in Holding LLC	(7,303,588)	—
Property, plant and equipment	(6,404)	(7,016)

Total deferred tax liabilities	(7,309,992)	(7,016)

Net deferred tax assets/(liabilities)	$14,540,446	$(7,016)

As of December 31, 2005, we had established a valuation allowance of approximately $8.9 million due to the uncertainty that we would generate enough future taxable income in order to utilize all of our deferred tax assets. During the year ended December 31, 2006, we generated enough taxable income, primarily from the gain on sale of our interest in Holding LLC, to utilize all of its net operating loss carryforwards, and as of December 31, 2006 we have no remaining deferred tax assets. Accordingly, during the year ended December 31, 2006, the valuation allowance of $8.9 million was also reversed.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

11.	Subsequent Events

On February 15, 2007, we paid a one-time dividend to stockholders of record as of the close of business on February 1, 2007 in the amount of $3.31 per share, or $37.0 million in the aggregate. After giving effect to such dividend, our cash balances as of February 15, 2007 was approximately $51.2 million.

12.	Quarterly Financial Results (Unaudited)

Our operating results for each quarter of 2005 and 2006 are summarized below (in thousands, except per share data).

	Three Months Ended
	March 31	June 30	September 30	December 31

Year ended December 31, 2005:
Total revenues	$13,178	$13,814	$15,248	$16,731

Total costs and expenses	$6,540	$6,391	$7,187	$8,727

Net income	$4,315	$4,825	$5,240	$10,894

Per common share:
Net income	$0.39	$0.43	$0.47	$0.97

Year ended December 31, 2006:
Total revenues	$18,695	$17,659	$19,676	$120,730

Total costs and expenses	$9,611	$6,749	$7,583	$7,244

Net income	$5,904	$7,071	$16,728	$73,756

Per common share:
Net income	$0.53	$0.63	$1.49	$6.60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
NEG Holding LLC

We have audited the accompanying consolidated balance sheets of NEG Holding LLC (the “Company”) and subsidiary as of December 31, 2005 and November 21, 2006, and the related consolidated statements of operations, members’ equity and cash flows for each of the two years ended December 31, 2005 and for the period January 1, 2006 through November 21, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NEG Holding LLC and subsidiary as of December 31, 2005 and November 21, 2006, and the results of their operations and their cash flows for the each of the years ended December 31, 2004 and 2005 and for the period January 1, 2006 though November 21, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/  GRANT THORNTON LLP

Houston, Texas
March 2, 2007

NEG HOLDING LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	December 31,	November 21,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$25,680,447	$6,465,681
Accounts receivable — oil and natural gas sales	32,971,655	20,211,759
Accounts receivable — joint interest and other (net of allowance of $104,000 in 2005 and 2006)	933,366	4,621,790
Notes receivable — other (net of allowance of $1,259,000 in 2005 and 2006)	10,176	8,948
Drilling prepayments	2,411,011	2,341,105
Other	4,127,339	3,137,570

Total current assets	66,133,994	36,786,853
Oil and natural gas properties, at cost (full cost method):
Subject to ceiling limitation	693,826,614	802,664,581
Accumulated depreciation, depletion, and amortization	375,460,827	410,146,867

Net oil and natural gas properties	318,365,787	392,517,714
Other property and equipment	5,476,230	5,681,863
Accumulated depreciation	4,395,827	4,711,014

Net other property and equipment	1,080,403	970,849
Other long term assets	12,803	12,803

Total assets	$385,592,987	$430,288,219

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable — trade	$7,002,735	$17,235,428
Accounts payable — related party	723,039	7,289,238
Accounts payable — revenue	6,990,277	6,307,158
Advance payable — affiliate	1,500,000	—
Prepayments from partners	73,583	510,247
Other	265,722	95,327
Accrued interest — related party	266,093	4,459,506
Derivative financial instruments	38,404,009	131,137

Total current liabilities	55,225,458	36,028,041
Long term liabilities:
Gas balancing	904,964	904,964
Credit facility — related party	132,357,634	132,357,634
Asset retirement obligation	3,729,200	4,605,027
Derivative financial instruments	14,081,645	1,554,444
Deferred income tax liability	—	1,479,933
Commitments and contingencies
Members’ equity	179,294,086	253,358,176

Total liabilities and members’ equity	$385,592,987	$430,288,219

The accompanying notes are an integral part of these financial statements

NEG HOLDING LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			January 1, 2006
			through
	Year Ended December 31,		November 21,
	2004	2005	2006

Revenues:
Oil and natural gas sales — gross	$85,091,674	$123,659,406	$110,707,722
Unrealized derivative gain (loss)	(7,520,383)	(38,369,796)	50,800,074
Field operations	326,960	401,035	476,498
Plant operations	1,723,305	2,735,696	3,493,542

Total revenue	79,621,556	88,426,341	165,477,836
Costs and expenses:
Lease operating	14,399,433	18,502,854	17,672,640
Field operations	334,443	390,395	421,857
Plant operations	680,066	916,996	1,228,443
Oil and natural gas production taxes	5,732,265	8,482,417	8,751,394
Depreciation, depletion and amortization	21,385,529	32,377,328	35,093,047
Accretion of asset retirement obligation	261,471	265,319	256,405
Amortization of loan cost	494,386	1,147,783	—
General and administrative	4,919,525	3,940,220	3,747,379

Total costs and expenses	48,207,118	66,023,312	67,171,165

Operating income	31,414,438	22,403,029	98,306,671
Other income (expense):
Interest expense	(2,222,009)	(6,085,899)	(126,352)
Interest income and other, net	299,327	645,996	2,395,195
Interest expense — related party	—	(266,093)	(9,053,015)
Interest income from affiliate	149,650	—	—
Gain (loss) on equity method investment	(518,892)	4,394,124	—

Income before income taxes	29,122,514	21,091,157	91,522,499
Provision for income taxes	—	—	(1,479,933)

Net income	$29,122,514	$21,091,157	$90,042,566

The accompanying notes are an integral part of these financial statements

NEG HOLDING LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			January 1, 2006
			through
	Year Ended December 31,		November 21,
	2004	2005	2006

Operating Activities
Net income	$29,122,514	$21,091,157	$90,042,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21,385,529	32,377,328	35,093,047
Change in fair value of derivative contracts	7,520,383	38,369,796	(50,800,074)
Gain on sale of assets	(6,136)	(8,553)	(2,181)
Deferred income taxes	—	—	1,479,933
Equity in (gain) loss on investment	518,892	(4,394,124)	—
Accretion of asset retirement obligation	261,471	265,319	256,405
Provision for doubtful account	790,000	469,037	—
Amortization of note costs	494,386	1,147,783	—
Changes in operating assets and liabilities:
Accounts receivable	(5,078,989)	(15,067,889)	9,071,472
Notes receivable	(1,258,198)	3,098,420	1,228
Drilling prepayments	248,758	(1,552,897)	69,906
Derivative broker deposit	1,700,000	—	—
Other current assets	(2,086,257)	(1,965,266)	989,769
Accounts payable and accrued liabilities	8,017,822	2,063,119	19,075,456

Net cash provided by operating activities	61,630,175	75,893,230	105,277,527

Investing Activities
Oil and natural gas exploration and development expenditures	(67,487,412)	(120,738,756)	(108,237,994)
Purchases of other property and equipment	(245,250)	(497,923)	(317,471)
Proceeds from sales of oil and natural gas properties	1,202,263	274,365	—
Proceeds from equity investment sale	—	7,227,070	—
Sale of oil and gas properties	—	—	19,448
Sale of other property and equipment	—	11,935	22,200
Equity investment	(1,200,000)	(453,837)	—

Net cash used in investing activities	(67,730,399)	(114,177,146)	(108,513,817)
Financing Activities
Proceeds from Mizuho credit facility	8,000,000	79,100,000	—
Loan issuance costs	(439,890)	(40,000)	—
Guaranteed Payment to member	(15,978,478)	(15,978,478)	(15,978,476)

Net cash provided by (used in) financing activities	(8,418,368)	63,081,522	(15,978,476)

Increase (decrease) in cash and cash equivalents	(14,518,592)	24,797,606	(19,214,766)
Cash and cash equivalents at beginning of period	15,401,433	882,841	25,680,447

Cash and cash equivalents at end of period	$882,841	$25,680,447	$6,465,681

Supplemental Cash Flow Information
Interest paid in cash	$1,713,136	$4,715,895	$4,985,954

The accompanying notes are an integral part of these financial statements

NEG HOLDING LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Balance at December 31, 2003	$161,037,371
Guaranteed Payment to member	(15,978,478)
Net income	29,122,514

Balance at December 31, 2004	174,181,407
Guaranteed Payment to member	(15,978,478)
Net income	21,091,157

Balance at December 31, 2005	179,294,086
Guaranteed Payment to member	(15,978,476)
Net income	90,042,566

Balance at November 21, 2006	$253,358,176

The accompanying notes are an integral part of these financial statements

NEG HOLDING LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 21, 2006

1.	Basis of Presentation and Background

Pursuant to Securities and Exchange Commission Regulation SX Rule 3-09, NEG Holding LLC, (the “Company”) is deemed to be a significant, unconsolidated subsidiary of National Energy Group, Inc. (“NEG”). Consequently the financial statements of the Company are presented as of December 31, 2005 and November 21, 2006 (the date of disposition by NEG) and for the years ended December 31, 2004, 2005 and the period January 1, 2006 through November 21, 2006.

The Company, a Delaware limited liability company, was formed in August 2000. Start up costs of the Company were incurred by Gascon Partners (“Gascon”) and were not significant. No other activity occurred from August 2000 until the Members’ contributions in September 2001. In exchange for an initial 50% non-managing membership interest in the Company, on September 12, 2001, but effective as of May 1, 2001, NEG contributed to the Company all of its operating assets and oil and natural gas properties. In exchange for its initial 50% managing membership interest in the Company, Gascon contributed its sole membership interest in Shana National LLC, an oil and natural gas producing company, and cash, including a $10.9 million Revolving Note issued to Arnos Corp. (“Arnos”), evidencing the borrowings under the NEG revolving credit facility. In connection with the foregoing, the Company initially owns 100% of the membership interest in NEG Operating LLC (“Operating LLC”), a Delaware limited liability company. NEG Oil & Gas LLC (“NEG Oil & Gas”) is currently the managing member of the Company. All of the oil and natural gas assets contributed by NEG and all of the oil and natural gas assets associated with Gascon’s contribution to the Company were transferred from the Company to Operating LLC on September 12, 2001, but effective as of May 1, 2001. Allocation of membership interest in the Company was based principally on the estimated fair value of the assets contributed as of May 1, 2001, with each member contributing assets of equal fair value. The following summarizes the historical book carrying value of the net assets contributed as of September 1, 2001.

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

The Holding LLC Operating Agreement entered into on September 12, 2001, contained a provision that allowed the managing member at any time, in its sole discretion, to redeem NEG’s membership interest in the Company at a price equal to the fair market value of such interest determined as if the Company had sold all of its assets for fair market value and liquidated.

On June 30, 2005, American Real Estate Partners, LLP (“AREP”) purchased Gascon’s managing membership interest in the Company, including the Company’s 100% ownership interest in Operating LLC, together with Gascon’s option to redeem NEG’s interest in Holding LLC, and concurrently contributed the interest and redemption option to NEG Oil & Gas. As of June 30, 2005 through November 21, 2006 NEG Oil & Gas was indirectly 100% owned by AREP.

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 21, 2006, NEG Oil & Gas exercised its redemption option and purchased NEG’s membership interest in the Company for cash proceeds of $260.8 million. Concurrently, AREP sold its membership interest in NEG Oil & Gas to an unrelated entity.

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

Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is required to be written off as a non-cash expense. The Company did not incur a ceiling writedown in 2004, 2005 and 2006. There can be no assurance that there will not be writedowns in future periods under the full cost method of accounting as a result of sustained decreases in oil and natural gas prices or other factors.

The Company has capitalized internal costs of $1.0 million, $1.1 million and $1.5 million for the years ended December 31, 2004 and 2005 and for the period January 1, 2006 through November 21, 2006, respectively, as costs

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of oil and natural gas properties. Such capitalized costs include a percentage of salaries and related benefits of individuals directly involved in the Company’s acquisition, exploration, and development activities.

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

Income Taxes

The Company is taxed as a partnership under federal and applicable state laws. Accordingly, the income taxes for federal and states are generally the responsibility of the Members. However, during 2006, and effective for taxable years beginning January 1, 2007, the State of Texas enacted the Texas Margin Tax, which imposes a tax at the entity level, including partnerships. The Company has determined that this tax would be considered an income tax under SFAS 109, and is therefore required to report the expected impact of this new tax on its deferred tax assets and liabilities in the year the law is enacted.

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

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have the right to offset future revenues against unpaid charges related to operated wells. Crude oil and natural gas sales are generally unsecured.

At December 31, 2005 and November 21, 2006, the carrying value of the Company’s accounts receivable and payables approximates fair value due to the short term nature of these financial instruments.

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

Allowances for bad debt totaled approximately $0.1 million at December 31, 2005 and November 21, 2006. At November 21, 2006, the carrying value of the Company’s accounts receivable approximates fair value.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between net earnings and total comprehensive income in 2004, 2005 and 2006.

Derivatives

The Company follows SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” that requires that all derivative instruments be recorded on the balance sheet at their respective fair value.

Prior to contributing all oil and natural gas assets to the Company, NEG periodically managed its exposure to fluctuations in oil and natural gas prices by entering into various derivative instruments consisting principally of collar options and swaps. NEG elected not to designate these instruments as hedges for accounting purposes, accordingly the change in unrealized gains and losses is included in oil and natural gas sales. Cash settlements and valuation losses are included in oil and natural gas sales. The Company has accounted for these instruments in the

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

same manner. The following summarizes the cash settlements and unrealized gains and losses for the years ended December 31, 2004 and 2005 and for the period January 1, 2006 through November 21, 2006:

	2004	2005	2006

Gross cash receipts	$1,327,200	$—	$5,915,730
Gross cash payments	$13,694,010	$31,895,230	$17,076,720
Unrealized derivative loss (gain)	$7,520,383	$38,369,796	$(50,800,074)

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

The Company received various commodity swap agreements (“contracts”) from Gascon and NEG as part of their initial contribution of assets and liabilities in September 2001. The counterparty to these instruments was through Enron North America Corp. As of December 2001, Enron Corp. and Enron North America Corp. et al (“Enron”) filed for protection under Chapter 11, Title 18 of the United States Code. Enron ceased making payments under the various contracts in November 2001, prior to the bankruptcy filings. Accordingly, each of the contracts shall be administered as a claim filed by the Company in the Enron bankruptcy proceedings. The Company estimates its claim against Enron related to these contracts is approximately $7.25 million. The $7.25 million claim represented a hedge against future oil and natural gas prices and did not reflect a cash gain or loss on the contracts. For this reason, no asset or liability was recorded at December 31, 2001 and the Company recorded a net non cash valuation loss of $4.6 million through December 31, 2001 in connection with these contracts. The Company cannot predict what amount, if any that may be ultimately received in the Enron bankruptcy proceeding. See note 8.

The following is a summary of the oil and natural gas no-cost commodity price collars as of November 21, 2006:

Type Contract	Production Year	Volume per Month	Floor	Ceiling

No Cost Collars	Remainder of 2006	500,000 MMBTU	$4.50	$5.00
No Cost Collars	Remainder of 2006	120,000 MMBTU	$6.00	$7.28
No Cost Collars	2007	730,000 MMBTU	$8.00	$10.23
No Cost Collars	2008	610,000 MMBTU	$7.00	$10.35
No Cost Collars	Remainder of 2006	16,000 Bbls	$41.75	$45.40
No Cost Collars(1)	Remainder of 2006	16,000 Bbls	$60.00	$68.50
No Cost Collars	2007	12,000 Bbls	$57.00	$70.50
No Cost Collars	2007	12,000 Bbls	$57.50	$72.00
No Cost Collars	2008	21,000 Bbls	$55.00	$69.00

(1)	This contract has a second ceiling at $84.50.

As of November 21, 2006, the Company recorded a derivative liability of $1.6 million liability ($0.1 million as a current liability). A liability of $52.5 million ($38.4 million as current, $14.1 million as long-term) was recorded by the Company as of December 31, 2005, in connection with these contracts. As of November 21, 2006, all derivative contracts were secured by the NEG credit facility and all derivative contracts previously entered into with Shell Trading US had been novated to CitiBank.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have not completed our evaluation of the impact of adopting FIN 48 and, as a result, we are not able to estimate the effect the adoption will have on our financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to be material to the Company’s financial statements.

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.

3.	Management Agreement

Prior to November 21, 2006, the management and operation of Operating LLC was being undertaken by NEG pursuant to the Management Agreement which NEG has entered into with Operating LLC. The strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, was controlled by the managing member of the Company (NEG Oil & Gas). The Management Agreement provided that NEG would manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006 (subsequently amended to December 15, 2006), or such time as Operating LLC no longer owns any of the managed oil and natural gas properties. NEG’s employees conducted the day-to-day operations of Operating LLC’s oil and natural gas properties, and all costs and expenses incurred in the operation of the oil and natural gas properties are borne by Operating LLC, although the Management Agreement provides that the salary of NEG’s Chief Executive Officer was 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer was 20% attributable to the managed oil and natural gas properties.

In exchange for NEG’s management services, Operating LLC paid NEG a management fee of 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by NEG in operating the oil and natural gas properties. Operating LLC agreed to indemnify NEG to the extent it incurs any liabilities in connection with its operation of the assets and properties of Operating LLC, except to the extent of its gross negligence, or misconduct. The Company recorded $6.2 million, $5.6 million and $6.4 million as a management fee to NEG for the years ended December 31, 2004 and 2005 and for the period January 1, 2006 through November 21, 2006, respectively. These amounts are included in general and administrative and lease operating expenses.

4.	Acquisitions

In March 2005, the Company purchased an additional interest in the Longfellow Ranch Field for $31.9 million in cash which was funded from the Credit Agreement (see note 6).

5.	Investments/Note Receivable

In October 2003, the Company committed to an investment of $6.0 million in Petrosource Energy Company, LLC (“Petrosource”). The Company’s commitment was to acquire 24.8% of the outstanding stock for a price of $3.0 million and to advance $3.0 million as a subordinated loan bearing 6% interest due in six years. The Company initially purchased $1.8 million in stock and funded $1.8 million of the loan in October 2003. In February 2004, the Company purchased an additional $1.2 million of stock and funded the remaining $1.2 million loan commitment. Petrosource is in the business of selling CO(2) and also owns pipelines and compressor stations for delivery purposes. During 2004, Petrosource sold additional equity shares which reduced the Company’s ownership to 20.63%. The Company recorded losses of $0.1 million, $0.5 million, and $1.1 million in 2003, 2004 and 2005, respectively, as a result of accounting for the Petrosource investment under the equity method. During 2005, the Company invested an additional $0.5 million in Petrosource stock. In December 2005, the Company sold its entire investment in Petrosource, including the subordinate loan, for total proceeds of $10.5 million and recorded a gain of $5.5 million.

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

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Draws made under the Credit Agreement and Restated Credit Agreement are normally made to fund working capital requirements, acquisitions and capital expenditures. During the period January 1, 2006 through November 21, 2006, Operating LLC’s outstanding balances was $132.4 million. As of November 21, 2006 the outstanding balance under the credit facility was $132.4 million and $47.6 million was available under the Restated Credit Facility Agreement.

7.	Income Taxes

The provision for income taxes is as follows:

	December 31,
	2004	2005	2006
	(In thousands)

Federal income tax provision:
Current	$—	$—	$—
Deferred	—	—	—
State income tax provision:
Current	——	—
Deferred	—	—	1,480

	$—	$—	$1,480

Deferred Tax Assets & Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets were as follows:

	December 31,
	2005	2006
	(In thousands)

Deferred tax assets:
Other	—	—

Total deferred tax assets	—	—
Less valuation allowance	—	—

Total deferred tax assets after valuation allowances	—	—

Deferred tax liabilities:
Non-current:
Other	—	(1,480)

Total deferred tax liabilities	—	(1,480)

Net deferred tax assets (liabilities)	$—	$(1,480)

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

	December 31,
	2004	2005	2006

Expected federal tax	35.0%	35.0%	35.0%
Income taxed at member level	(35.0)%	(35.0)%	(35.0)%

State taxes	0.00%	0.0%	1.6%

	0.0%	0.0%	1.6%

8.	Commitments and Contingencies

The Company entered into a management agreement with NEG to manage Operating LLC’s oil and natural gas assets until the earlier of November 1, 2006 (subsequently amended to December 15, 2006), or such time as Operating LLC no longer owns any oil and natural gas assets. On November 21, 2006, the management agreement with NEG was terminated in connection with NEG Oil & Gas’ purchase of NEG’s membership interest in Holding LLC.

The Company was obligated to make semi-annual payments to NEG, Guaranteed Payments as defined in the Holding LLC Operating Agreement referred herein. Two payments totaling $16.0 million were made in each of 2004 and 2005 and for the period January 1, 2006 through November 21, 2006 under this obligation. All Guaranteed Payment and Priority Amount obligations were terminated in connection with NEG Oil & Gas’ purchase of NEG’s membership interest in Holding LLC.

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

With respect to certain claims of the Company against Enron North America Corp. relating to the oil and natural gas properties contributed to Operating LLC, a representative of Operating LLC was appointed to the official committee of unsecured creditors in the Enron bankruptcy proceeding, and the Operating LLC has filed a claim for damages in that bankruptcy proceeding. The Company estimates its claim against Enron related to these contracts is approximately $7.25 million. The $7.25 million claim represents a hedge against future oil and natural gas prices and does not reflect a cash gain or loss. Any recoveries from Enron North America Corp. will become the property of Operating LLC as a result of the contribution to Holding LLC. For the year ended December 31, 2005 and the period January 1, 2006 through November 21, 2006, the Company received $0.2 million and $1.0 million, respectively in partial settlement of the bankruptcy claims. The Company is unable to estimate the amounts of future recoveries, if any, that may be received. Future recoveries, if any, will be recognized when the payment amount is known, generally upon receipt.

Other than routine litigation incidental to its business operations which are not deemed by the Company to be material, there are no additional legal proceedings in which the Company nor Operating LLC, is a defendant.

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a rollforward of the abandonment obligation as of December 31, 2005 and 2006.

Balance as of January 1, 2005	$3,055,240
Add: Accretion	265,319
Additions	690,961
Less: Revisions	(261,540)
Settlements	(17,601)
Dispositions	(3,179)

Balance as of December 31, 2005	$3,729,200
Add: Accretion	256,405
Additions	619,422

Balance as of November 21, 2006	$4,605,027

9.	Distributions under the Holding LLC Operating Agreement

Under the Holding LLC Operating Agreement, NEG was to receive both Guaranteed Payments and the Priority Amount of $148.6 million before NEG Oil & Gas was to receive any monies. The distribution of Priority Amount was expected to be made on or before November 6, 2006, based on the terms of the Holding LLC Operating Agreement. Guaranteed Payments were to be paid, on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding Priority Amount. After the payments to NEG, NEG Oil & Gas was to receive distributions equivalent to the Priority Amount and Guaranteed Payments plus other amounts as defined. Following the above distributions to NEG and NEG Oil & Gas, additional distributions, if any, were to be made in accordance with their respective capital accounts. The order of distributions is listed below.

The Holding LLC Operating Agreement required that distributions were to be made to both NEG and NEG Oil & Gas as follows:

1. Guaranteed Payments were to be paid to NEG, calculated on an annual interest rate of 10.75% on the outstanding Priority Amount. The Priority Amount includes all outstanding debt owed to NEG Oil & Gas, including the amount of NEG’s 10.75% Senior Notes. As of December 31, 2005 and November 21, 2006, the Priority Amount was $148.6 million. The Guaranteed Payments were to be made on a semi-annual basis.

2. The Priority Amount was to be paid to NEG. Such payment was to occur by November 6, 2006.

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. An amount equal to the Priority Amount and all Guaranteed Payments paid to NEG, plus any additional capital contributions made by NEG Oil & Gas, less any distribution previously made by the Company to NEG Oil & Gas, was to be paid to NEG Oil & Gas.

4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the Guaranteed Payments), less any distributions previously made by the Company to NEG Oil & Gas, was to be paid to NEG Oil & Gas.

5. After the above distributions were made, any additional distributions were to be made in accordance with the ratio of the NEG’s and NEG Oil & Gas respective capital accounts. (Capital accounts as defined in the Holding LLC Operating Agreement).

The Priority Amount payment originally scheduled to occur on November 6, 2006 was not made due to the exercise of NEG Oil & Gas’ option to purchase NEG’s membership interest in Holding LLC.

11.	Crude Oil and Natural Gas Producing Activities

Costs incurred in connection with the exploration acquisition, development, and exploitation of the Company’s crude oil and natural gas properties for the years ended December 31, 2004 and 2005, and for the period January 1, 2006 through November 21, 2006 were as follows:

			Period from
			January 1, 2006
			through
	Year Ended December 31,		November 21,
	2004	2005	2006

Acquisition of properties	$—	$31,913,309	$—
Exploration costs	29,006,772	41,797,225	32,697,530
Development costs	38,480,640	47,028,222	75,540,464
Depletion rate per Mcfe	$1.28	$1.65	$1.93

Revenues from individual purchasers that exceed 10% of total crude oil and natural gas sales are as follows:

			Period from
			January 1, 2006
			through
	Year Ended December 31,		November 21,
	2004	2005	2006

Plains Marketing and Transportation	$19,786,979	$25,591,281	$24,171,734
Riata Energy, Inc.	29,884,850	46,126,024	44,362,378
Seminole Energy Services	19,572,461	27,314,857	14,154,185

12.	Supplementary Crude Oil and Natural Gas Reserve Information (Unaudited)

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

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006, estimates of the Company’s net recoverable crude oil, natural gas, and natural gas liquid reserves and future net revenues were derived from in-house estimates. In 2005, estimates of the Company’s net recoverable crude oil, natural gas, and natural gas liquid reserves and future net revenues were prepared by Netherland, Sewell & Associates and DeGolyer and MacNaughton. In 2004, estimates of the Company’s net recoverable crude oil, natural gas, and natural gas liquid reserves and future net revenues were prepared by Netherland, Sewell & Associates, Prator Bett, LLC and DeGolyer and MacNaughton. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.

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

Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

	Crude Oil	Natural Gas
	(Barrels)	(Thousand cubic feet)

December 31, 2003	5,041,450	167,604,295
Sales of reserves in place	(15,643)	(344,271)
Extensions and discoveries	445,636	33,350,666
Revisions of previous estimates	(30,249)	15,441,298
Production	(565,100)	(13,106,103)

December 31, 2004	4,876,094	202,945,885
Purchase of reserves in place	277,580	28,463,590
Sales of reserves in place	—	(75,112)
Extensions and discoveries	736,501	64,000,863
Revisions of previous estimates	(199,165)	13,458,970
Production	(526,915)	(16,249,769)

December 31, 2005	5,164,095	292,544,427

Extensions and discoveries	649,428	39,398,630
Revisions of previous estimates	(553,559)	(21,297,187)
Production	(414,965)	(15,462,892)

November 21, 2006	4,844,999	295,182,978

Proved developed reserves:
December 31, 2004	3,798,341	111,126,829
December 31, 2005	3,608,666	141,262,660
November 21, 2006	3,375,017	144,797,257

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

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

	December 31,	November 21,
	2005	2006

Future cash inflows	$3,179,810,738	$2,064,797,998
Future production and development costs	(1,000,499,398)	(874,608,888)

Future net cash flows	2,179,311,340	1,190,189,110
10% annual discount for estimated timing of cash flows	(1,103,430,089)	(595,431,195)

Standardized measure of discounted future net cash flows	$1,075,881,251	$594,757,915

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

			For the
			Period from
			January 1, 2006
	Year Ended December 31,		to November 21,
	2004	2005	2006

Purchases of reserves	$—	$110,452,993	$—
Sales of reserves in place	(1,375,463)	(220,054)	—
Sales and transfers of crude oil and natural gas produced, net of production costs	(83,004,073)	(96,674,135)	(95,444,678)
Net changes in prices and production costs	31,039,998	240,976,967	(570,846,822)
Development costs incurred during the period and changes in estimated future development costs	(81,370,910)	(127,488,468)	57,659,492
Extensions and discoveries, less related costs	118,570,850	322,710,871	90,319,976
Revisions of previous quantity estimates	49,194,080	35,280,975	(76,152,843)
Accretion of discount	45,606,010	53,482,361	107,588,125
Changes in production rates (timing) and other	103,030	2,536,115	5,753,414

Net change	$78,763,522	$541,057,625	$(481,123,336)

NEG HOLDING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company’s crude oil. The net weighted average prices of crude oil and natural gas at December 31, 2004, 2005 and November 21, 2006, used in the above table were $42.10, $59.00 and $56.95 per barrel of crude oil, respectively, and $5.92, $9.51 and $5.73 per thousand cubic feet of natural gas, respectively.

INDEX TO EXHIBITS

2.1	Debtors Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated May 12, 2000(4)
2.2	Debtor’s and Official Committee of Unsecured Creditors Joint Disclosure Statement under Section 1125 of the Bankruptcy Code Regarding the Debtor’s and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated May 12, 2000(4)
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(5)
3.2	By-laws of the Company(1)
3.3	Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003(8)
4.1	Indenture dated as of November 1, 1996, among the Company, National Energy Group of Oklahoma, Inc. (the “Guarantor”), formerly NEG-OK, and Bank One, Columbus, N.A.(2)
4.2	Indenture dated August 21, 1997, among the Company and Bank One, N.A.(3)
10.1	NEG Holding LLC Operating Agreement dated May 1, 2001 between the Company and Gascon Partners.(6)
10.2	NEG Operating LLC Operating Agreement dated May 1, 2001 executed by NEG Holding LLC.(6)
10.3	Shana National LLC Amended and Restated Operating Agreement dated September 12, 2001 executed by NEG Operating LLC.(6)
10.4	Management Agreement dated September 12, 2001 between the Company and NEG Operating LLC.(6)
10.5	Final Decree of Bankruptcy Court(7)
10.6	Management Agreement with National Onshore LP dated August 28, 2003(8)
10.7	Credit Agreement dated as of December 29, 2003 among NEG Operating LLC, Certain Commercial Lending Institutions, Mizuho Corporate Bank, Ltd., Bank of Texas N.A., and the Bank of Nova Scotia(9)
10.8	Security Agreement dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)
10.9	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by NEG Operating LLC in favor of Bank of Texas, N.A.(9)
10.10	Pledge Agreement and Irrevocable Proxy dated as of December 29, 2003 made by National Energy Group, Inc. in favor of Bank of Texas, N.A.(9)
10.11	First Amendment to the Credit Agreement dated April 5, 2004 among NEG Operating LLC, certain commercial lending institutions, Mizuho Corporate Bank LTD, Bank of Texas N.A. and the Bank of Nova Scotia(11)
10.12	Management Agreement effective November 16, 2004 between NEG and National Offshore LP.(12)
10.13	National Energy Group, Inc. Incentive Plan(13)
10.14	Agreement and Plan of Merger dated as of December 7, 2005, by and among National Energy Group, Inc., NEG Oil & Gas LLC, NEG IPOCO, Inc. and American Real Estate Holdings Limited Partnership.(14)
10.15	Amended and Restated Credit Agreement, dated as of December 22, 2005, among NEG Operating LLC, NEG Oil & Gas LLC and Citicorp USA, Inc.(15)
10.16	Affirmation of Obligations Among NEG Operating LLC, NEG Holding LLC, Shana National LLC, NGX GP of Delaware LLC, NGX of Delaware LLC NGX Energy Limited Partnership, AREP Oil & Gas LLC and Citicorp USA, Inc. dated December 20, 2005(16)
10.17	Supplemental Indenture dated March 16, 2006(16)
10.18	Agreement dated October 25, 2006, among NEGI, NEG Oil & Gas, Newco and AREH(17)
10.19	Employment Agreement of Mr. Bob G. Alexander(18)
12.1	Computation of Ratio of Earnings to Fixed Charges(19)
14.1	Code of Business Conduct and Ethics Adopted March 24, 2004(10)
24.1	Power of Attorney (included in signature pages to this Form 10-K)(19)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(19)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(19)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(19). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed”.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(19). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed”.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33-38331), dated April 3, 1991.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to the Company’s Form S-4 (No. 333-38075), filed October 16, 1997.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(9)	Incorporated by reference to the Company’s Form 8-K filed January 14, 2004.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2004.

(13)	Incorporated by reference to the Company’s Form 8-K, filed November 12, 2004.

(14)	Incorporated by reference to the Company’s Form 8-K, filed December 8, 2005.

(15)	Incorporated by reference to the Company’s Form 8-K, filed December 29, 2005.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(17)	Incorporated by reference to the Company’s Form 8-K, filed October 26, 2006.

(18)	Incorporated by reference to the Company’s 8-K, filed January 22, 2007.

(19)	Filed herewith.