Form 10-Q
period 2007-03-31
NATIONAL ENERGY GROUP INC
filed 2007-05-10
CIK 870756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-19136

National Energy Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-1922764
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1400 One Energy Square
4925 Greenville Avenue
Dallas, Texas 75206
(Address of principal executive offices)(zip code)

(214) 692-9211
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

11,172,117 shares of the registrant’s Common Stock, $0.01 par value, were outstanding on May 8, 2007.

NATIONAL ENERGY GROUP, INC.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. The words “anticipate,” “expect,” “estimate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events, or developments that we expect or anticipate will or may occur in the future, relating to the operations of National Energy Group, Inc., our business strategies, goals, plans, references to future success, references to intentions as to future matters and other such matters are forward-looking statements and include statements regarding the interest, belief or current expectations of our management, directors, or officers regarding such matters. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors (see Item 1A — Risk Factors) discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, the opportunities (or lack thereof) that may be presented to and pursued by us, competitive actions by other companies, changes in laws or regulations, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our company or our business or operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

In this Quarterly Report, unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing National Energy Group, Inc.

NATIONAL ENERGY GROUP, INC.

BALANCE SHEETS

	December 31, 2006	March 31, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,199,910	$24,441,834
Short term investments	-	23,500,000
Accounts receivable — affiliates	46,242	2,796
Accounts receivable — other	193,350	117,417
Deferred tax asset	-	155,426
Other	-	128,227
Total current assets	88,439,502	48,345,700
Property, plant and equipment, net	63,369	60,292
Total assets	$88,502,871	$48,405,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$177,440	$68,963
Income tax payable	2,717,652	17,652
Total current liabilities	2,895,092	86,615
Long term liabilities:
Deferred tax liability	7,016	-
Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 15,000,000 at December 31, 2006 and March 31, 2007; 11,190,650 Issued shares at December 31, 2006 and March 31, 2007	111,907	111,907
Additional paid-in capital	123,022,302	123,022,302
Accumulated deficit	(37,531,265)	(74,812,651)
Treasury stock, at cost (18,533 shares)	(2,181)	(2,181)
Total stockholders’ equity	85,600,763	48,319,377
Total liabilities and stockholders’ equity	$88,502,871	$48,405,992

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2007
	(Unaudited)
Revenues:
Accretion of Investment in Holding LLC	$13,085,330	$-
Management fees from affiliates	5,597,080	-
Interest income and other, net	12,877	777,241
Total revenues	18,695,287	777,241
Cost and expenses:
Salaries and wages	4,063,449	313,990
Insurance	258,116	78,786
Rent and utilities	197,643	188,838
Other general and administrative expenses	1,607,162	656,670
Depreciation	-	3,077
Interest expense	3,485,096	-
Total costs and expenses	9,611,466	1,241,361
Income (loss) before income taxes	9,083,821	(464,120)
Income tax benefit (expense)	(3,179,337)	162,442
Net income (loss)	$5,904,484	$(301,678)
Earnings (loss) per common share:
Net income (loss) per common share	$.53	$(.03)
Weighted average number of common shares outstanding	11,172,117	11,172,117

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2007
	(Unaudited)
Operating Activities:
Net income (loss)	$5,904,484	$(301,678)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of Investment in Holding LLC	(13,085,330)	-
Depreciation	-	3,077
Deferred gain amortization — interest reduction	(509,523)	-
Deferred income tax expense (benefit)	3,179,337	(162,442)
Changes in operating assets and liabilities:
Accounts receivable	(409,860)	119,378
Other current assets	(28,254)	(128,227)
Accounts payable and accrued liabilities	3,638,775	(2,808,476)
Net cash used in operating activities	(1,310,371)	(3,278,368)

Financing activities:
Dividend payment	-	(36,979,708)
Net cash used in financing activities	-	(36,979,708)
Investing activities
Investment in short term securities	-	(100,555,616)
Sale of short term securities	-	77,055,616
Net cash used in investing activities	-	(23,500,000)
Increase (decrease) in cash and cash equivalents	(1,310,371)	(63,758,076)
Cash and cash equivalents at beginning of period	3,059,007	88,199,910
Cash and cash equivalents at end of period	$1,748,636	$24,441,834
Supplemental cash flow information
Interest paid in cash	$—	$—
Income taxes paid	$—	$2,700,000

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

						Total
	Common Stock		Additional	Treasury	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity
Balance at December 31, 2006	11,190,650	$111,907	$123,022,302	($2,181)	($37,531,265)	$85,600,763

Dividend	-	-	-	-	($36,979,708)	($36,979,708)
Net income	-	-	-	-	($301,678)	(301,678)
Balance at March 31, 2007	11,190,650	$111,907	$123,022,302	($2,181)	($74,812,651)	$48,319,377

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

1.	Background

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

On November 21, 2006, we completed the sale of our non-controlling 50% membership interest in Holding LLC to NEG Oil & Gas, LLC (“NEG Oil & Gas”), paid our debt obligations in full, terminated our management agreements with Operating LLC, National Onshore and National Offshore and terminated the employment of the majority of our employees. Subsequent to November 21, 2006, we have no business operations and our principal asset consists of our cash and short-term investment balances, which approximated $47.9 million at March 31, 2007. As a result, we are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Our Board of Directors intends to consider the appropriate application of our remaining cash and short-term investment balances, including but not limited to the possible acquisition of producing oil and gas properties and related businesses and assets or the equity in another entity which owns such properties, businesses and assets, the distribution of some or all of our assets to our shareholders, or our liquidation and dissolution. There can be no assurance our Board of Directors will authorize any such transaction.

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

As mandated by the Plan of Reorganization and the bankruptcy court, on September 12, 2001, but effective May 1, 2001, we contributed all of our operating assets and oil and natural gas properties, excluding certain cash balances, to Holding LLC. In exchange, we received a non-controlling 50% membership interest in Holding LLC. Gascon Partners (“Gascon”), an entity owned or controlled by Carl C. Icahn, contributed certain assets to Holding LLC in exchange for the remaining 50% managing ownership interest. Effective May 1, 2001, Holding LLC contributed the majority of its assets and liabilities to Operating LLC, a 100% owned subsidiary of Holding LLC. We entered into a management and operating agreement to manage the operations of Operating LLC. In 2005, Gascon sold its managing membership interest in Holding LLC to American Real Estate Partners, L.P. (“AREP”). AREP concurrently transferred its 50% managing membership interest in Holding LLC to its wholly-owned subsidiary, NEG Oil & Gas.

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

2.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and are fairly presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Our quarterly financial data should be read in conjunction with our financial statements for the year ended December 31, 2006 (including the notes thereto), set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2007.

The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current year presentation.

3. Short-term investments
The Company accounts for short term investments in marketable debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FASB 115”).

In accordance with FASB 115, marketable debt and equity securities are classified as trading securities and are bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in earnings.

4.  Sale of Our Non-controlling Membership in Holding LLC and Termination of Our Management Contracts

Under the purchase option set forth in Section 5.4 of Holding LLC’s Operating Agreement dated as of May 1, 2001 (the “Holding LLC Operating Agreement”), the managing member of Holding LLC was permitted, at any time in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated.

On September 7, 2006, we were advised that AREP entered into an Exclusivity Agreement and Letter of Intent (the “Letter of Intent”) with SandRidge Energy, Inc. (“SandRidge”), formerly Riata Energy, Inc. pursuant to which SandRidge would obtain an option to acquire NEG Oil & Gas. At the time of the notice, NEG Oil & Gas was the owner of 50.01% of our common stock and the holder our senior notes. We were advised that the transaction was contingent upon NEG Oil & Gas, the managing member of Holding LLC, exercising its option to purchase our 50% non-managing membership interest in Holding LLC (or the acquisition of our interest in Holding LLC through another mechanism) and termination of our management agreements with Operating LLC, National Onshore and National Offshore. The transaction did not contemplate the acquisition of any of our common stock or the acquisition of our senior notes by SandRidge. We were not a party to the Letter of Intent.

On October 25, 2006, we entered into an agreement with NEG Oil & Gas and American Real Estate Holdings Limited Partnership (“AREH”) pertaining to the possible purchase of our membership interest in Holding LLC, termination of our previously announced merger agreement, termination of our management agreements and payoff of our senior notes (the “NEG Oil & Gas Agreement”). Consummation of the transactions contemplated in the NEG Oil & Gas Agreement was generally contingent upon completion of AREP’s sale of NEG Oil & Gas to SandRidge.

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

•	Most of our employees became employees of SandRidge.

As noted above, utilizing the net proceeds to us from the sale of our interest in Holding LLC, we paid in full the outstanding principal balance and accrued interest on our Senior Notes in the aggregate amount of $149.6 million resulting in net proceeds to us from such transactions of approximately $111.2 million.

5.  Dividends

On February 15, 2007, we paid a one-time cash dividend to stockholders of record as of the close of business on February 1, 2007 in the amount of $3.31 per share, or $37.0 million in the aggregate.

6. Former Management Agreements

Former Operating LLC Management Agreement

Prior to November 21, 2006, the management and operation of Operating LLC was undertaken by us pursuant to a management agreement which we entered into with Operating LLC, effective May 1, 2001, as amended from time to time. However, neither our management nor directors controlled the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which were controlled by the managing member of Holding LLC (NEG Oil & Gas). The Operating LLC management agreement provided that we would manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006 (subsequently amended to December 15, 2006), or such time as Operating LLC no longer owned any of the managed oil and natural gas properties. Our employees conducted the day-to-day operations of Operating LLC’s oil and natural gas business, and all costs and expenses incurred in the operation of the oil and natural gas properties were borne by Operating LLC, although the management agreement provided that the salary of our Chief Executive Officer was to be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer was 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC paid us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incurred in operating the oil and natural gas properties. Operating LLC agreed to indemnify us to the extent we incurred any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $2.5 million in management fee income for the three month period ended March 31, 2006 under this agreement.

The Operating LLC management agreement was terminated on November 21, 2006.

Former National Onshore Management Agreement

On August 28, 2003, we entered into a management agreement whereby we managed the oil and natural gas business of National Onshore until November 21, 2006. The National Onshore management agreement was entered in connection with a plan of reorganization for National Onshore proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn (the “National Onshore Plan”). On August 28, 2003, the United States Bankruptcy Court, Southern District of Texas, issued an order confirming the National Onshore Plan. NEG Oil & Gas owned all of National Onshore, which was engaged in the exploration, production and transmission of oil and natural gas, primarily in South Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and our former Vice President, Secretary and General Counsel, respectively, served on the National Onshore Board of Directors and acted as the two principal officers of National Onshore and its subsidiaries. Randall D. Cooley, our former Vice President and CFO, was Treasurer of National Onshore and its subsidiaries.

The National Onshore management agreement provided that we were to be responsible for and have authority with respect to all of the day-to-day management of National Onshore’s business, but we did not function as a Disbursing Agent as such term is defined in the National Onshore Plan. As consideration for our services in managing the National Onshore business, the National Onshore management agreement provided that we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. We recorded $1.2 million in management fee income for the three month period ended March 31, 2006 under this agreement.

The National Onshore management agreement was terminated on November 21, 2006.

Former National Offshore Management Agreement

On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for National Offshore (the “National Offshore Plan”). In connection with the Bankruptcy Court’s order confirming the National Offshore Plan, we entered into a management agreement with National Offshore to manage its oil and natural gas business until November 21, 2006. NEG Oil & Gas owned all of National Offshore, which was engaged in the exploration, production and transmission of natural gas and oil, primarily in the Gulf Coast and the Gulf of Mexico. Bob G. Alexander, our President and CEO, served on the National Offshore Board of Directors and acted as National Offshore’s President. Philip D. Devlin, our former Vice President, General Counsel and Secretary, served on the National Offshore Board of Directors and acted as National Offshore’s Vice President and Secretary. Randall D. Cooley, our former Vice President and CFO, was Treasurer of National Offshore. In exchange for our management services, the National Offshore management agreement provided that we are to be paid a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incurred in operating and administering the National Offshore oil and natural gas properties. We recorded $1.9 million in management fee income for the three month period ended March 31, 2006 under this agreement.

The National Offshore management agreement was terminated on November 21, 2006.

7.  Ownership and Control of Outstanding Stock

Until November 2006, NEG Oil & Gas owned 50.1% of our outstanding common stock and was a wholly-owned subsidiary of AREP, which owns 99% of AREH. As of November 2006, 50.1% of our common stock was transferred from NEG Oil & Gas to AREP O&G, an indirect wholly-owned subsidiary of AREP. The general partner of AREP and AREH, American Property Investors, Inc. (“API”), is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), AREP, which owns 99% of AREH, API, High Coast Limited Partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”), Greenville Holding LLC (“Greenville”), Icahn Management LP (“Icahn Management”), Philip Services Corporation (“Philip”), American Railcar Industries, Inc. (“ARI”), XO Holdings, Inc. (“XO”), Viskase Companies, Inc. (“Viskase”) and Lear Corporation (“Lear”). Mr. Martin L. Hirsch, who was formerly one of our directors, was also formerly a director and the Executive Vice President of API. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the Board of Directors of API and certain subsidiaries and Cadus and a member of the API Audit Committee. Mr. Vincent Intrieri, also one of our directors, is a member of the Board of Directors of each of API, ARI, XO, Viskase and Lear, and an executive officer of each of High River, Icahn Management and Philip. Mr. Icahn is the largest single shareholder of Cadus ARI, XO, Viskase, and Lear. High Coast, High River, API, Greenville, AREP, AREH, Arnos, Icahn Management and Philip are entities affiliated with Mr. Icahn. On May 3, 2007, the Board of Directors appointed Mr. Andrew R. Skobe as our interim Chief Financial Officer. Mr. Skobe is the currently the interim Chief Financial Officer of API and AREP.

8. Former Investment in Holding LLC

Prior to November 21, 2006, our interest in Holding LLC was governed by the Holding LLC Operating Agreement which provided for management and control of Holding LLC by NEG Oil & Gas and distributions to us and NEG Oil & Gas based on a prescribed order of distributions as follows:

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

5. After the above distributions were made, any additional distributions were to be made in accordance with the ratio of NEG Oil & Gas and our respective capital accounts (capital accounts as defined in the Holding LLC Operating Agreement).

The timing and amount of the Priority Amount was designed to provide us with sufficient proceeds to repay our Senior Notes. The timing and amounts of the Guaranteed Payments were expected to be sufficient to make the interest payments on our Senior Notes. Prior to the sale of our interest in Holding LLC on November 21, 2006, there was substantial uncertainty that we would receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accreted our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount expected to be collected through November 2006 (based on the terms of the Holding LLC Operating Agreement), recognizing the accretion income in earnings. Our investment in Holding LLC would have been reduced to zero upon our collection of the Priority Amount. Due to the substantial uncertainty that we would receive any distribution in excess of the Priority Amount and Guaranteed Payment amounts from Holding LLC, we did not record any income or recognize an asset related to our residual equity interest until NEG Oil & Gas exercised its option to purchase our membership interest in Holding LLC. We accounted for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

Quarterly we evaluated the propriety of the carrying amount of our investment in Holding LLC to determine whether current events or circumstances warranted adjustments to the carrying value for any other than temporary impairment and/or revisions to accretion of income.

The following is a summary income statement for Holding LLC for the three months ended March 31, 2006.

Three Months Ended March 31,

2006
Total revenues - gross	$30,104,574
Unrealized derivative gain (loss)	22,587,084
Total revenues	52,691,658
Total cost and expenses	(18,449,982)
Operating income (loss)	34,241,676
Interest income and other	(2,150,120)
Net income (loss)	$32,091,556

For the three month period ended March 31, 2006, Holding LLC generated cash flows of $22.0 million from operating activities, and used $27.3 million in investing activities.

For the quarter ended March 31, 2006, Holding LLC recorded a $22.6 million increase in total revenues as a result of marking to market their oil and gas derivatives. This was a non-cash transaction.

As of November 21, 2006, we no longer own an interest in Holding LLC.

9. Senior Notes

Our Senior Notes plus accrued interest were paid in full on November 21, 2006. During the three month period ended March 31, 2006, we incurred $3.5 million in interest expense on the Senior Notes.

10. Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007.  There was no increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48.  As of the date of adoption, we had no unrecognized tax benefits. We filed income tax returns in the United States Federal jurisdiction and in various state jurisdictions prior to 2007.  Beginning in 2007, we are only required to file income tax returns in the United States Federal jurisdiction and in the state of Texas.  We are no longer subject to US Federal or state income tax examinations for years prior to 2003.

11. Commitments and Contingencies

In January 2007, we reached an agreement to settle a lawsuit brought in Oklahoma state court with respect to an oilfield waste facility licensed by the Oklahoma Corporation Commission the (“OCC”) in Canadian County, Oklahoma. The suit was originally filed in 1999 against us and approximately 100 other defendants claiming collateral liability with respect to the site. Final approval of the settlement is pending receipt of signed documents of release from the plaintiffs and defendants. The matter was reviewed by the OCC in March 2007 with no further action.

To our knowledge, there are no additional legal proccedings in which we are defendants.

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

We lease office space under an operating lease which expires in December 2007. Minimum lease payments under future operating lease commitments at March 31, 2007, are $426,002 which are payable in 2007.

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

Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future operations to differ materially from our expectations. See “Disclosures Regarding Forward-Looking Statements” at the beginning of this Quarterly Report.

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

On November 21, 2006, we completed the sale of our non-controlling 50% membership interest in Holding LLC to NEG Oil & Gas, LLC (“NEG Oil & Gas”), paid our debt obligations in full, terminated our management agreements with Operating LLC, National Onshore and National Offshore and terminated the employment of the majority of our employees. Subsequent to November 21, 2006, we have no business operations and our principal asset consists of our cash and short-term investment balances, which aggregated $47.9 million at March 31, 2007. As a result, we are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

On February 15, 2007, we paid a one-time cash dividend to stockholders of record as of the close of business on February 1, 2007 in the amount of $3.31 per share, or $37.0 million in the aggregate.

Our Board of Directors intends to consider the appropriate application of our remaining cash and short-term investment balances, including but not limited to the possible acquisition of producing oil and gas properties and related businesses and assets or the equity in another entity which owns such properties, businesses and assets, the distribution of some or all of our assets to our shareholders, or our liquidation and dissolution. There can be no assurance our Board of Directors will authorize any such transaction.

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

Sale of Our Membership Interest in Holding LLC and Termination of Our Management Contracts

Under the purchase option set forth in Section 5.4 of Holding LLC’s Operating Agreement dated as of May 1, 2001 (the “Holding LLC Operating Agreement”), the managing member of Holding LLC was permitted, at any time in its sole discretion, to redeem our membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated.

On September 7, 2006, we were advised that AREP entered into an Exclusivity Agreement and Letter of Intent (the “Letter of Intent”) with SandRidge Energy, Inc. (“SandRidge”), formerly Riata Energy. Inc, pursuant to which SandRidge would obtain an option to acquire NEG Oil & Gas. At the time of the notice, NEG Oil & Gas was the owner of 50.01% of our common stock and the holder our senior notes. We were advised that the transaction was contingent upon NEG Oil & Gas, the managing member of Holding LLC, exercising its option to purchase our 50% non-managing membership interest in Holding LLC (or the acquisition of our interest in Holding LLC through another mechanism) and termination of our management agreements with Operating LLC, National Onshore and National Offshore. The transaction did not contemplate the acquisition of any of our common stock or the acquisition of our senior notes by SandRidge. We were not a party to the Letter of Intent.

On October 25, 2006, we entered into an agreement with NEG Oil & Gas and American Real Estate Holdings Limited Partnership (“AREH”) pertaining to the possible purchase of our membership interest in Holding LLC, termination of our previously announced merger agreement, termination of our management agreements and payoff of our senior notes (the “NEG Oil & Gas Agreement”). Consummation of the transactions contemplated in the NEG Oil & Gas Agreement was generally contingent upon completion of AREP’s sale of NEG Oil & Gas to SandRidge.

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

•	Most of our employees became employees of SandRidge.

As noted above, utilizing the net proceeds to us from the sale of our interest in Holding LLC, we paid in full the outstanding principal balance and accrued interest on our Senior Notes in the aggregate amount of $149.6 million resulting in net proceeds to us from such transactions of approximately $111.2 million.

Ownership and Control of Outstanding Stock

Until November 2006, NEG Oil & Gas owned 50.1% of our outstanding common stock and was a wholly-owned subsidiary of AREP, which owns 99% of AREH. As of November 2006, 50.1% of our common stock was transferred from NEG Oil & Gas to AREP O&G, an indirect wholly-owned subsidiary of AREP. The general partner of AREP and AREH, American Property Investors, Inc. (“API”), is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), AREP, which owns 99% of AREH, API, High Coast Limited Partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”), Greenville Holding LLC (“Greenville”), Icahn Management LP (“Icahn Management”), Philip Services Corporation (“Philip”), American Railcar Industries, Inc. (“ARI”), XO Holdings, Inc. (“XO”), Viskase Companies, Inc. (“Viskase”) and Lear Corporation (“Lear”). Mr. Martin L. Hirsch, who was formerly one of our directors, was also formerly a director and the Executive Vice President of API. Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the Board of Directors of both API and certain subsidiaries and Cadus and a member of the API Audit Committee. Mr. Vincent Intrieri, also one of our directors, is a member of the Board of Directors of each of API, ARI, XO, Viskase and Lear, and an executive officer of each of High River, Icahn Management and Philip. Mr. Icahn is the largest single shareholder of Cadus ARI, XO, Viskase, and Lear. High Coast, High River, API, Greenville, AREP, AREH, Arnos, Icahn Management and Philip are entities affiliated with Mr. Icahn. On May 3, 2007, the Board of Directors appointed Mr. Andrew R. Skobe as our interim Chief Financial Officer. Mr. Skobe is the currently the interim Chief Financial Officer of API and AREP.

Former Management Agreements

Former Operating LLC Management Agreement

Prior to November 21, 2006, the management and operation of Operating LLC was undertaken by us pursuant to a management agreement which we entered into with Operating LLC, effective May 1, 2001, as amended from time to time. However, neither our management nor directors controlled the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which were controlled by the managing member of Holding LLC (NEG Oil & Gas). The Operating LLC management agreement provided that we would manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006 (subsequently amended to December 15, 2006), or such time as Operating LLC no longer owned any of the managed oil and natural gas properties. Our employees conducted the day-to-day operations of Operating LLC’s oil and natural gas business, and all costs and expenses incurred in the operation of the oil and natural gas properties were borne by Operating LLC, although the management agreement provided that the salary of our Chief Executive Officer was to be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer was 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC paid us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incurred in operating the oil and natural gas properties. Operating LLC agreed to indemnify us to the extent we incurred any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $2.5 million in management fee income for the three month period ended March 31, 2006 under this agreement.

The Operating LLC management agreement was terminated on November 21, 2006.

Former National Onshore Management Agreement

On August 28, 2003, we entered into a management agreement whereby we managed the oil and natural gas business of National Onshore until November 21, 2006. The National Onshore management agreement was entered in connection with a plan of reorganization for National Onshore proposed by Thornwood Associates LP, an entity affiliated with Carl C. Icahn (the “National Onshore Plan”). On August 28, 2003, the United States Bankruptcy Court, Southern District of Texas, issued an order confirming the National Onshore Plan. NEG Oil & Gas owned all of National Onshore, which was engaged in the exploration, production and transmission of oil and natural gas, primarily in South Texas. Bob G. Alexander and Philip D. Devlin, our President and CEO, and our former Vice President, Secretary and General Counsel, respectively, served on the National Onshore Board of Directors and acted as the two principal officers of National Onshore and its subsidiaries. Randall D. Cooley, our former Vice President and CFO, was Treasurer of National Onshore and its subsidiaries.

The National Onshore management agreement provided that we were to be responsible for and have authority with respect to all of the day-to-day management of National Onshore’s business, but we did not function as a Disbursing Agent as such term is defined in the National Onshore Plan. As consideration for our services in managing the National Onshore business, the National Onshore management agreement provided that we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. We recorded $1.2 million in management fee income for the three month period ended March 31, 2006 under this agreement.

The National Onshore management agreement was terminated on November 21, 2006.

Former National Offshore Management Agreement

On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for National Offshore (the “National Offshore Plan”). In connection with the Bankruptcy Court’s order confirming the National Offshore Plan, we entered into a management agreement with National Offshore to manage its oil and natural gas business until November 21, 2006. NEG Oil & Gas owned all of National Offshore, which was engaged in the exploration, production and transmission of natural gas and oil, primarily in the Gulf Coast and the Gulf of Mexico. Bob G. Alexander, our President and CEO, served on the National Offshore Board of Directors and acted as National Offshore’s President. Philip D. Devlin, our former Vice President, General Counsel and Secretary, served on the National Offshore Board of Directors and acted as National Offshore’s Vice President and Secretary. Randall D. Cooley, our former Vice President and CFO, was Treasurer of National Offshore. In exchange for our management services, the National Offshore management agreement provided that we are to be paid a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incurred in operating and administering the National Offshore oil and natural gas properties. We recorded $1.9 million in management fee income for the three month period ended March 31, 2006 under this agreement.

The National Offshore management agreement was terminated on November 21, 2006.

Results of Operations

During the three month period ended March 31, 2007, our primary source of income was interest income from our investments. During 2006, our primary sources of income were from the accretion of our investment in Holding LLC and management fees from affiliates.

Accretion of Our Investment in Holding LLC

Prior to the sale of our interest in Holding LLC on November 21, 2006, there was substantial uncertainty that we would receive any distribution above the Priority Amount and Guaranteed Payment amounts from Holding LLC. Due to the uncertainty, we accreted our investment in Holding LLC at the implicit rate of interest up to the Guaranteed Payments and Priority Amount expected to be collected through November 2006 (based on the terms of the Holding LLC Operating Agreement), recognizing the accretion income in earnings. Our investment in Holding LLC would have been reduced to zero upon our collection of the Priority Amount. Due to the substantial uncertainty that we would receive any distribution in excess of the Priority Amount and Guaranteed Payment amounts from Holding LLC, we did not record any income or recognize an asset related to our residual equity interest until NEG Oil & Gas exercised its option to purchase our membership interest in Holding LLC. We accounted for our residual equity investment in Holding LLC in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

Quarterly we evaluated the propriety of the carrying amount of our investment in Holding LLC to determine whether current events or circumstances warranted adjustments to the carrying value for any other than temporary impairment and/or revisions to accretion of income.

Management Fees from Affiliates

Due to the termination of our management contracts on November 21, 2006, during the three month period ended March 31, 2007 we received no management fee income. During the three month period ended March 31, 2006, we received management fees from the management agreements described above as follows:

Three Month Period Ended March 31,
2006
Operating LLC	$2,505,663
National Onshore	1,212,169
National Offshore	1,879,248

Total	$5,597,080

Costs and Expenses

Our costs and expenses are as follows:

	Three Month Period Ended March 31,
	2006	2007	Variance	%
Salaries and wages	$4,063,449	$313,990	(3,749,459)	(92%)
Insurance	258,116	78,786	(179,330)	(69%)
Rent and utilities	197,643	188,838	(8,805)	(4%)
Other G&A Expenses	1,607,162	656,670	(950,492)	(59%)
Depreciation	-	3,077	3,077	100%
Interest expense	3,485,096	-	(3,485,096)	(100%)
Total costs & expenses	$9,611,466	$1,241,361	$(8,370,105)	(87%)

Salaries and wages decreased $3.8 million during the three month period ended March 31, 2007 over the comparable period in 2006 due to the sale of our interest in Holding LLC , cancellation of our management contracts, and the termination of substantially all of our employees on November 21, 2006. At March 31, 2007 we had three employees.

The decrease in insurance expense for the three months ended March 31, 2007 from the comparable period in 2006 was due to sale of our interest in Holding LLC and reductions in staff on November 21, 2006.

Due to the sale of our interest in Holding LLC, we canceled our office lease in Houston, Texas and paid the cancelation fee of $24,152. The decrease in rent and utilities is attributable to the cancellation of the Houston office lease. The lease on our Dallas office space expires in December 2007. We have been unable to negotiate a favorable buy-out of our Dallas office space or locate a suitable candidate to sublease our excess office space, primarily due to the relatively short remaining term of our lease. We will continue to incur rent and utility expense at the current levels unless we are able to negotiate a buy-out of our lease or sublease our office space.

Other G&A expense decreased $1.0 million during the three month period ended March 31, 2007 over the comparable period in 2006 due to the sale of our interest in Holding LLC and cancellation of our management contracts.

Depreciation expense increased during the three month period ended March 31, 2007 over the comparable period in 2006 due to the purchase of a new vehicle.

All debt was paid off at the end of 2006 resulting in no interest expense for the period ended March 31, 2007 as compared to the same period in 2006.

Liquidity and Capital Resources

Currently we have no debt or other obligations other than our payroll and general and administrative expenses.

As of March 31, 2007, our cash balances were $24.4 million which were in overnight depositary accounts with CitiBank and money market accounts with CitiCorp Investment Services. On January 22, 2007, we declared a one-time cash dividend on our outstanding common stock in the amount of $3.31 per share, or $37.0 million in the aggregate, payable on February 15, 2007 to stockholders of record as of the close of business on February 1, 2007.

As of March 31, 2007 we have short-term investments of $23.5 million in variable rate demand notes issued by various municipalities purchased through CitiCorp Investment Services. The variable rate demand notes are highly liquid instruments and mature every 30 days. All of our investments in variable rate demand notes are privately insured and are rated AAA.

The Company accounts for short term investments in marketable debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FASB 115”).

In accordance with FASB 115, marketable debt and equity securities are classified as trading securities and are bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in earnings.

Three Months Ended March 31, 2006, Compared with Three Months Ended March 31, 2007

Net cash used in operating activities was $3.3 million for the three months ended March 31, 2007, compared to net cash used in operating activities of $1.3 million for the three months ended March 31, 2006. The decrease in cash flows provided by operating activities is primarily due to the payment of $2.7 million income tax payable and net loss in 2007. In 2006, the cash used in operations was attributable to employee incentive bonuses and increased other G&A expenses.

There was no cash used in or provided by investing activities for the three months ended March 31, 2006 and 2007.

On February 15, 2007, we paid a one-time cash dividend to stockholders of record as of the close of business on February 1, 2007 in the amount of $3.31 per share, or $37.0 million in the aggregate.

Table of Contractual Obligations

The following table is a summary of contractual obligations as of March 31, 2007:
	Payment Due by Period
		Less Than	One-Three	Four-Five	After
	Total	One Year	Years	Years	Five Years
Rent	$426,002	$426,002	$-	$-	$-
CEO Employment Contract	750,000	750,000
Total	$1,176,002	$1,176,002	$-	$-	$-

See Note 11 to our financial statements for a description of these obligations.

Critical Accounting Policies and Estimates

We follow certain significant accounting policies when preparing our consolidated financial statements. A complete summary of these policies is included in Note 4 of Notes to Financial Statements. As of March 31, 2007, we believe there are no significant policies requiring difficult, subjective or complex judfments of management which would make the estimate or judgments inherently uncertain.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 is not expected to be material to the Company’s financial statements .

Off Balance Sheet Arrangements

We have no off balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007 we had no exposure to currency or commodity risk. As of March 31, 2007, due to the short-term nature of our investments in variable rate demand notes, we are subject to short-term fluctuations in interest rates. A 100 basis point change in interest rates could change our interest income by approximately $0.5 million per year.

Item 4. Control and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In accordance with Securities Exchange Act Rules 13a-15(f) and 15d-15(f), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2007, we reached an agreement to settle a lawsuit brought in Oklahoma state court with respect to an oilfield waste facility licensed by the Oklahoma Corporation Commission the (“OCC”) in Canadian County, Oklahoma. The suit was originally filed in 1999 against us and approximately 100 other defendants claiming collateral liability with respect to the site. Final approval of the settlement is pending receipt of signed documents of release from the plaintiffs and defendants. The matter was reviewed by the OCC in March 2007 with no further action.

To our knowledge, there are no additional legal proceedings in which we are defendants.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those previously disclosed in our 2006 Annual Report on Form 10-K.

Item 2-5. None.

Item 6.  Exhibits.
(a) Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ENERGY GROUP, INC.

By:	/s/ BOB G. ALEXANDER
Bob G. Alexander
President and Chief Executive Officer
May 9, 2007

	By:	/s/ ANDREW R. SKOBE
Andrew R. Skobe
Chief Financial Officer
May 9, 2007

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000(1)

3.2	By-laws of the Company(2)

3.3	Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003(3)

10.1	Employment agreement effective November 22, 2006 between Bob G. Alexander and National energy Group, Inc. (4)

10.2	Agreement dated October 25, 2006 among the Company, NEG Oil & Gas and AREH (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(6). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be ‘‘filed” (6)

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(6). Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed” (6)

__________

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 33-38331), dated April 3, 1991.

(3)	Incorporated by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2003.

(4)	Incorporated by reference to the Company’s Form 8-K filed January 22, 2007.

(5)	Incorporated by reference to the Company’s Form 8-K, filed October 26, 2006.

(6)	Filed or furnished herewith.