Form 10-Q
period 2007-06-30
NATIONAL ENERGY GROUP INC
filed 2007-08-08
CIK 870756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

11,172,117 shares of the registrant’s Common Stock, $0.01 par value, were outstanding on August 9, 2007.

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

In this Quarterly Report, unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing National Energy Group, Inc.

NATIONAL ENERGY GROUP, INC.

BALANCE SHEETS

	December 31, 2006	June 30, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,199,910	$24,669,916
Short term investments	—	23,500,000
Accounts receivable — affiliates	46,242	—
Accounts receivable — other	193,350	7,275
Deferred tax asset	—	171,082
Other	—	120,790
Total current assets	88,439,502	48,469,063
Property, plant and equipment, net	63,369	57,215
Total assets	$88,502,871	$48,526,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$177,440	$218,325
Income taxes payable	2,717,652	17,652
Total current liabilities	2,895,092	235,977
Long term liabilities:
Deferred tax liability	7,016	—
Stockholders’ equity:
Common stock, $.01 par value:
Authorized shares — 15,000,000 at December 31, 2006 and June 30, 2007; 11,190,650 Issued shares at December 31, 2006 and June 30, 2007	111,907	111,907
Additional paid-in capital	123,022,302	123,022,302
Accumulated deficit	(37,531,265)	(74,841,727)
Treasury stock, at cost (18,533 shares)	(2,181)	(2,181)
Total stockholders’ equity	85,600,763	48,290,301
Total liabilities and stockholders’ equity	$88,502,871	$48,526,278

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)
Revenues:
Accretion of Investment in Holding LLC	$14,144,587	$—	$27,229,917	$—
Management fees from affiliates	3,499,705	—	9,096,785	—
Interest income and other, net	14,767	620,247	27,645	1,397,488
Total revenues	17,659,059	620,247	36,354,347	1,397,488
Cost and expenses:
Salaries and wages	2,008,447	289,419	6,071,897	603,409
Insurance	236,058	9,771	494,174	88,557
Rent and utilities	205,081	152,280	402,724	347,707
Other general and administrative expenses	814,710	210,432	2,421,872	860,513
Depreciation	—	3,077	—	6,154
Interest expense	3,485,096	—	6,970,190	—
Total costs and expenses	6,749,392	664,979	16,360,857	1,906,340
Income (loss) before income taxes	10,909,667	(44,732)	19,993,490	(508,852)
Income tax benefit (expense)	(3,838,399)	15,656	(7,017,736)	178,098
Net income (loss)	$7,071,268	$(29,076)	$12,975,754	$(330,754)
Earnings (loss) per common share:
Net income (loss) per common share	$0.63	$—	$1.16	$(0.03)
Weighted average number of common shares outstanding	11,172,117	11,172,117	11,172,117	11,172,117

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2007
	(Unaudited)
Operating Activities:
Net income (loss)	$12,975,754	$(330,754)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of Investment in Holding LLC	(27,229,917)	—
Depreciation	—	6,154
Deferred gain amortization — interest reduction	(1,019,047)	—
Deferred income tax expense (benefit)	6,961,400	(178,098)
Changes in operating assets and liabilities:
Accounts receivable	363,552	232,317
Other current assets	(30,339)	(120,790)
Accounts payable and accrued liabilities	(266,616)	(2,659,115)
Net cash used in operating activities	(8,245,213)	(3,050,286)

Financing activities:
Dividend payment	—	(36,979,708)
Net cash used in financing activities	—	(36,979,708)
Investing activities
Guaranteed payment from Holding LLC	7,989,239	—
Investment in short term securities	—	(100,555,616)
Sale of short term securities	—	77,055,616
Net cash used in investing activities	7,989,239	(23,500,000)
Decrease in cash and cash equivalents	(255,974)	(63,529,994)
Cash and cash equivalents at beginning of period	3,059,007	88,199,910
Cash and cash equivalents at end of period	$2,803,031	$24,669,916
Supplemental cash flow information
Interest paid in cash	$7,989,239	$—
Income taxes paid	$—	$2,700,000

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

						Total
	Common Stock		Additional	Treasury	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity
Balance at December 31, 2006	11,190,650	$111,907	$123,022,302	$(2,181)	$(37,531,265)	$85,600,763

Dividend	—	—	—	—	(36,979,708)	(36,979,708)
Net income	—	—	—	—	(330,754)	(330,754)
Balance at June 30, 2007	11,190,650	$111,907	$123,022,302	$(2,181)	$(74,841,727)	$48,290,301

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

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

On November 21, 2006, we completed the sale of our non-controlling 50% membership interest in Holding LLC to NEG Oil & Gas, LLC (“NEG Oil & Gas”), paid our debt obligations in full, terminated our management agreements with Operating LLC, National Onshore and National Offshore and terminated the employment of the majority of our employees. Subsequent to November 21, 2006, we have no business operations and our principal assets consist of our cash and short-term investment balances, which approximated $48.2 million at June 30, 2007. As a result, we are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

The results of operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to correspond with the current year presentation.

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

On September 7, 2006, we were advised that AREP entered into an Exclusivity Agreement and Letter of Intent (the “Letter of Intent”) with SandRidge Energy, Inc. (“SandRidge”), formerly Riata Energy, Inc., pursuant to which SandRidge would obtain an option to acquire NEG Oil & Gas. At the time of the notice, NEG Oil & Gas was the owner of 50.1% of our common stock and the holder of our senior notes. We were advised that the transaction was contingent upon NEG Oil & Gas, the managing member of Holding LLC, exercising its option to purchase our 50% non-managing membership interest in Holding LLC (or the acquisition of our interest in Holding LLC through another mechanism) and termination of our management agreements with Operating LLC, National Onshore and National Offshore. The transaction did not contemplate the acquisition of any of our common stock or the acquisition of our senior notes by SandRidge. We were not a party to the Letter of Intent.

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

•
The previously announced Agreement and Plan of Merger dated December 7, 2005 (the “Merger Agreement”) among us, NEG Oil & Gas, NEG IPOCO, Inc. and, for certain purposes, AREH, pursuant to which we were to have been merged into NEG IPOCO, Inc, in connection with its proposed initial public offering, was terminated;

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

6. Former Management Agreements

Former Operating LLC Management Agreement

Prior to November 21, 2006, the management and operation of Operating LLC was undertaken by us pursuant to a management agreement which we entered into with Operating LLC, effective May 1, 2001, as amended from time to time. However, neither our management nor directors controlled the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which were controlled by the managing member of Holding LLC (NEG Oil & Gas). The Operating LLC management agreement provided that we would manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006 (subsequently amended to December 15, 2006), or such time as Operating LLC no longer owned any of the managed oil and natural gas properties. Our employees conducted the day-to-day operations of Operating LLC’s oil and natural gas business, and all costs and expenses incurred in the operation of the oil and natural gas properties were borne by Operating LLC, although the management agreement provided that the salary of our Chief Executive Officer was to be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer was 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC paid us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incurred in operating the oil and natural gas properties. Operating LLC agreed to indemnify us to the extent we incurred any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $1.3 million and $3.8 million in management fee income for the three and six month periods, respectively, ended June 30, 2006 under this agreement.

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

The National Onshore management agreement provided that we were to be responsible for and have authority with respect to all of the day-to-day management of National Onshore’s business, but we did not function as a Disbursing Agent as such term is defined in the National Onshore Plan. As consideration for our services in managing the National Onshore business, the National Onshore management agreement provided that we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. We recorded $1.2 million and $2.4 million in management fee income for the three and six month periods, respectively, ended June 30, 2006 under this agreement.

The National Onshore management agreement was terminated on November 21, 2006.

Former National Offshore Management Agreement

On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for National Offshore (the “National Offshore Plan”). In connection with the Bankruptcy Court’s order confirming the National Offshore Plan, we entered into a management agreement with National Offshore to manage its oil and natural gas business until November 21, 2006. NEG Oil & Gas owned all of National Offshore, which was engaged in the exploration, production and transmission of natural gas and oil, primarily in the Gulf Coast and the Gulf of Mexico. Bob G. Alexander, our President and CEO, served on the National Offshore Board of Directors and acted as National Offshore’s President. Philip D. Devlin, our former Vice President, General Counsel and Secretary, served on the National Offshore Board of Directors and acted as National Offshore’s Vice President and Secretary. Randall D. Cooley, our former Vice President and CFO, was Treasurer of National Offshore. In exchange for our management services, the National Offshore management agreement provided that we are to be paid a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incurred in operating and administering the National Offshore oil and natural gas properties. We recorded $0.9 million and $2.9 million in management fee income for the three and six month periods, respectively, ended June 30, 2006 under this agreement.

The National Offshore management agreement was terminated on November 21, 2006.

7.  Ownership and Control of Outstanding Stock

Until November 2006, NEG Oil & Gas owned 50.1% of our outstanding common stock and was a wholly-owned subsidiary of AREP, which owns 99% of AREH. As of November 2006, 50.1% of our common stock was transferred from NEG Oil & Gas to AREP O&G, an indirect wholly-owned subsidiary of AREP. The general partner of AREP and AREH, American Property Investors, Inc. (“API”), is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), AREP, API, High Coast Limited Partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”), Greenville Holding LLC (“Greenville”), Icahn Management LP (“Icahn Management”), Philip Services Corporation (“Philip”), American Railcar Industries, Inc. (“ARI”), XO Holdings, Inc. (“XO”), Viskase Companies, Inc. (“Viskase”) and Lear Corporation (“Lear”). Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the Board of Directors of API and certain subsidiaries and Cadus and a member of the API Audit Committee. Mr. Vincent Intrieri, also one of our directors, is a member of the Board of Directors of each of API, ARI, XO, Viskase and Lear, and an executive officer of each of High River, Icahn Management and Philip. Mr. Icahn is the largest single shareholder of Cadus ARI, XO, Viskase, and Lear. High Coast, High River, API, Greenville, AREP, AREH, Arnos, Icahn Management and Philip are entities affiliated with Mr. Icahn. On May 3, 2007, our Board of Directors appointed Mr. Andrew R. Skobe as our interim Chief Financial Officer. Mr. Skobe is the currently the interim Chief Financial Officer of API and AREP.

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

Quarterly, we evaluated the propriety of the carrying amount of our investment in Holding LLC to determine whether current events or circumstances warranted adjustments to the carrying value for any other than temporary impairment and/or revisions to accretion of income.

The following is a summary income statement for Holding LLC for the three and six months ended June 30, 2006.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Total revenues - gross	$31,127,981	$61,232,555
Unrealized derivative gain (loss)	13,078,949	35,666,033
Total revenues	44,206,930	96,898,588
Total cost and expenses	(18,329,316)	(36,779,298)
Operating income	25,877,614	60,119,290
Interest income and other	(2,465,534)	(4,615,654)
Net income	$23,412,080	$55,503,636

For the six month period ended June 30, 2006, Holding LLC generated cash flows of $45.3 million from operating activities, and used $59.3 million in investing activities.

For the three and six month periods ended June 30, 2006, Holding LLC recorded a $13.1 million increase and a $35.7 million increase, respectively, in total revenues as a result of marking to market their oil and gas derivatives. These were non-cash transactions.

As of November 21, 2006, we no longer own an interest in Holding LLC.

9. Senior Notes

Our Senior Notes plus accrued interest were paid in full on November 21, 2006. During the three and six month periods ended June 30, 2006, we incurred $3.5 million and $7.0 million, respectively, in interest expense on the Senior Notes.

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

11. Commitments and Contingencies

In January 2007, we reached an agreement to settle a lawsuit brought in Oklahoma state court with respect to an oilfield waste facility licensed by the Oklahoma Corporation Commission the (“OCC”) in Canadian County, Oklahoma. The suit was originally filed in 1999 against us and approximately 100 other defendants claiming collateral liability with respect to the site. The matter was reviewed by the OCC in March 2007 with no further action. In May 2007, we received signed documents of release from the plaintiffs and defendants.

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

We lease office space under an operating lease which expires in December 2007. Minimum lease payments under future operating lease commitments at June 30, 2007 are $303,792 and are payable in 2007.

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

On November 21, 2006, we completed the sale of our non-controlling 50% membership interest in Holding LLC to NEG Oil & Gas, LLC (“NEG Oil & Gas”), paid our debt obligations in full, terminated our management agreements with Operating LLC, National Onshore and National Offshore and terminated the employment of the majority of our employees. Subsequent to November 21, 2006, we have no business operations and our principal assets consist of our cash and short-term investment balances, which aggregated $48.2 million at June 30, 2007. As a result, we are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

On September 7, 2006, we were advised that AREP entered into an Exclusivity Agreement and Letter of Intent (the “Letter of Intent”) with SandRidge Energy, Inc. (“SandRidge”), formerly Riata Energy Inc., pursuant to which SandRidge would obtain an option to acquire NEG Oil & Gas. At the time of the notice, NEG Oil & Gas was the owner of 50.1% of our common stock and the holder our senior notes. We were advised that the transaction was contingent upon NEG Oil & Gas, the managing member of Holding LLC, exercising its option to purchase our 50% non-managing membership interest in Holding LLC (or the acquisition of our interest in Holding LLC through another mechanism) and termination of our management agreements with Operating LLC, National Onshore and National Offshore. The transaction did not contemplate the acquisition of any of our common stock or the acquisition of our senior notes by SandRidge. We were not a party to the Letter of Intent.

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
•
The previously announced Agreement and Plan of Merger dated December 7, 2005 (the “Merger Agreement”) among us, NEG Oil & Gas, NEG IPOCO, Inc. and, for certain purposes, AREH, pursuant to which we were to have been merged into NEG IPOCO, Inc. in connection with its proposed initial public offering, was terminated;

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

Ownership and Control of Outstanding Stock

Until November 2006, NEG Oil & Gas owned 50.1% of our outstanding common stock and was a wholly-owned subsidiary of AREP, which owns 99% of AREH. As of November 2006, 50.1% of our common stock was transferred from NEG Oil & Gas to AREP O&G, an indirect wholly-owned subsidiary of AREP. The general partner of AREP and AREH, American Property Investors, Inc. (“API”), is indirectly wholly owned by Carl C. Icahn. As such, we may be deemed to be controlled by an affiliate of Mr. Icahn and his affiliated entities. Certain members of our Board of Directors have affiliations with various affiliates of AREH, including Arnos Corp. (“Arnos”), High River Limited Partnership (“High River”), AREP, API, High Coast Limited Partnership (“High Coast”), Cadus Pharmaceutical Corporation (“Cadus”), Greenville Holding LLC (“Greenville”), Icahn Management LP (“Icahn Management”), Philip Services Corporation (“Philip”), American Railcar Industries, Inc. (“ARI”), XO Holdings, Inc. (“XO”), Viskase Companies, Inc. (“Viskase”) and Lear Corporation (“Lear”). Mr. Robert J. Mitchell, one of our directors, was an employee of affiliates of Arnos and High River, before he retired effective November 1, 2004. Mr. Jack G. Wasserman, also one of our directors, is a member of the Board of Directors of both API and certain subsidiaries and Cadus and a member of the API Audit Committee. Mr. Vincent Intrieri, also one of our directors, is a member of the Board of Directors of each of API, ARI, XO, Viskase and Lear, and an executive officer of each of High River, Icahn Management and Philip. Mr. Icahn is the largest single shareholder of Cadus ARI, XO, Viskase, and Lear. High Coast, High River, API, Greenville, AREP, AREH, Arnos, Icahn Management and Philip are entities affiliated with Mr. Icahn. On May 3, 2007, our Board of Directors appointed Mr. Andrew R. Skobe as our interim Chief Financial Officer. Mr. Skobe is the currently the interim Chief Financial Officer of API and AREP.

Former Management Agreements

Former Operating LLC Management Agreement

Prior to November 21, 2006, the management and operation of Operating LLC was undertaken by us pursuant to a management agreement which we entered into with Operating LLC, effective May 1, 2001, as amended from time to time. However, neither our management nor directors controlled the strategic direction of Operating LLC’s oil and natural gas business, including oil and natural gas drilling and capital investments, which were controlled by the managing member of Holding LLC (NEG Oil & Gas). The Operating LLC management agreement provided that we would manage Operating LLC’s oil and natural gas assets and business until the earlier of November 1, 2006 (subsequently amended to December 15, 2006), or such time as Operating LLC no longer owned any of the managed oil and natural gas properties. Our employees conducted the day-to-day operations of Operating LLC’s oil and natural gas business, and all costs and expenses incurred in the operation of the oil and natural gas properties were borne by Operating LLC, although the management agreement provided that the salary of our Chief Executive Officer was to be 70% attributable to the managed oil and natural gas properties, and the salaries of each of the General Counsel and Chief Financial Officer was 20% attributable to the managed oil and natural gas properties. In exchange for our management services, Operating LLC paid us a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs that we incurred in operating the oil and natural gas properties. Operating LLC agreed to indemnify us to the extent we incurred any liabilities in connection with our operation of the assets and properties of Operating LLC, except to the extent of our gross negligence or misconduct. We recorded $1.3 million and $3.8 million in management fee income for the three and six month periods, respectively, ended June 30, 2006 under this agreement.

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

The National Onshore management agreement provided that we were to be responsible for and have authority with respect to all of the day-to-day management of National Onshore’s business, but we did not function as a Disbursing Agent as such term is defined in the National Onshore Plan. As consideration for our services in managing the National Onshore business, the National Onshore management agreement provided that we receive a monthly fee of $312,500 plus the direct cost of any related field personnel. We recorded $1.2 million and $2.4 million in management fee income for the three and six month periods, respectively, ended June 30, 2006 under this agreement.

The National Onshore management agreement was terminated on November 21, 2006.

Former National Offshore Management Agreement

On November 3, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order effective November 16, 2004 confirming a plan of reorganization for National Offshore (the “National Offshore Plan”). In connection with the Bankruptcy Court’s order confirming the National Offshore Plan, we entered into a management agreement with National Offshore to manage its oil and natural gas business until November 21, 2006. NEG Oil & Gas owned all of National Offshore, which was engaged in the exploration, production and transmission of natural gas and oil, primarily in the Gulf Coast and the Gulf of Mexico. Bob G. Alexander, our President and CEO, served on the National Offshore Board of Directors and acted as National Offshore’s President. Philip D. Devlin, our former Vice President, General Counsel and Secretary, served on the National Offshore Board of Directors and acted as National Offshore’s Vice President and Secretary. Randall D. Cooley, our former Vice President and CFO, was Treasurer of National Offshore. In exchange for our management services, the National Offshore management agreement provided that we are to be paid a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs that we incurred in operating and administering the National Offshore oil and natural gas properties. We recorded $0.9 million and $2.9 million in management fee income for the three and six month periods, respectively, ended June 30, 2006 under this agreement.

The National Offshore management agreement was terminated on November 21, 2006.

Results of Operations

During the three and six month periods ended June 30, 2007, our primary source of income was interest income from our cash and short-term investments. During 2006, our primary sources of income were from the accretion of our investment in Holding LLC and management fees from affiliates.

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

Quarterly, we evaluated the propriety of the carrying amount of our investment in Holding LLC to determine whether current events or circumstances warranted adjustments to the carrying value for any other than temporary impairment and/or revisions to accretion of income.

Management Fees from Affiliates

Due to the termination of our management contracts on November 21, 2006, during the three and six month periods ended June 30, 2007 we received no management fee income. During the three and six month periods ended June 30, 2006, we received management fees from the management agreements described above as follows:

	Three Month Period Ended June 30, 2006	Six Month Period Ended June 30, 2006
Operating LLC	$1,317,066	$3,822,729
National Onshore	1,194,840	2,407,009
National Offshore	987,799	2,867,047
Total	$3,499,705	$9,096,785

Costs and Expenses

Our costs and expenses are as follows:

	Three Month Period Ended June 30,
	2006	2007	Variance	%
Salaries and wages	$2,008,447	$289,419	(1,719,028)	(86)%
Insurance	236,058	9,771	(226,287)	(96)%
Rent and utilities	205,081	152,280	(52,801)	(26)%
Other G&A Expenses	814,710	210,432	(604,278)	(74)%
Depreciation	—	3,077	3,077	—
Interest expense	3,485,096	—	(3,485,096)	(100)%
Total costs & expenses	$6,749,392	$664,979	$(6,084,413)	(90)%

	Six Month Period Ended June 30,
	2006	2007	Variance	%
Salaries and wages	$6,071,897	$603,409	(5,468,488)	(90)%
Insurance	494,174	88,557	(405,617)	(82)%
Rent and utilities	402,724	347,707	(55,017)	(14)%
Other G&A Expenses	2,421,872	860,513	(1,561,359)	(64)%
Depreciation	—	6,154	6,154	—
Interest expense	6,970,190	—	(6,970,190)	(100)%
Total costs & expenses	$16,360,857	$1,906,340	$(14,454,517)	(88)%

Salaries and wages decreased $1.7 million during the three month period ended June 30, 2007 and $5.5 million during the six month period ended June 30, 2007 over the comparable periods in 2006 due to the sale of our interest in Holding LLC, cancellation of our management contracts, and the termination of substantially all of our employees on November 21, 2006. At June 30, 2007, we had three employees.

The decrease of approximately $226,000 in insurance expense for the three months ended June 30, 2007, and approximately $406,000 for the six month period ended June 30, 2007 over the comparable periods in 2006 was due to sale of our interest in Holding LLC and reductions in staff on November 21, 2006.

Due to the sale of our interest in Holding LLC, we canceled our office lease in Houston, Texas and paid the cancellation fee of $24,152 in 2007. The decrease in rent and utilities is attributable to the cancellation of the Houston office lease. The lease on our Dallas office space expires in December 2007. We have been unable to negotiate a favorable buy-out of our Dallas office space or locate a suitable candidate to sublease our excess office space, primarily due to the relatively short remaining term of our lease. We will continue to incur rent and utility expense at the current levels unless we are able to negotiate a buy-out of our lease or sublease our office space.

Other G&A expenses decreased approximately $604,000 during the three month period ended June 30, 2007 and $1.6 million during the six month period ended June 30, 2007 over the comparable periods in 2006 due to the sale of our interest in Holding LLC and cancellation of our management contracts.

Depreciation expense increased during the three and six month periods ended June 30, 2007 over the comparable periods in 2006 due to the purchase of a new vehicle.

All debt was paid off at the end of 2006 resulting in no interest expense for the three and six month periods ended June 30, 2007 as compared to $3.5 million and $7.0 million for the same periods in 2006, respectively.

Liquidity and Capital Resources

Currently we have no debt or other obligations other than our payroll and general and administrative expenses.

As of June 30, 2007, our cash balances were $24.7 million which were in overnight depositary accounts with CitiBank and money market accounts with CitiCorp Investment Services. On January 22, 2007, we declared a one-time cash dividend on our outstanding common stock in the amount of $3.31 per share, or $37.0 million in the aggregate, payable on February 15, 2007 to stockholders of record as of the close of business on February 1, 2007.

As of June 30, 2007, we have short-term investments of $23.5 million in variable rate demand notes issued by various municipalities purchased through CitiCorp Investment Services. The variable rate demand notes are highly liquid instruments and mature every 30 days. All of our investments in variable rate demand notes are privately insured and are rated AAA.

We account for short term investments in marketable debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FASB 115”).

In accordance with FASB 115, marketable debt and equity securities are classified as trading securities and are bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in earnings.

Six Months Ended June 30, 2007, Compared with Six Months Ended June 30, 2006

Net cash used in operating activities was $3.1 million for the six months ended June 30, 2007, compared to net cash used in operating activities of $8.2 million for the six months ended June 30, 2006. The decrease in cash flows used in operating activities is primarily due to the payment of $2.7 million income tax payable and net loss in 2007. In 2006, the cash used in operations was attributable to non-cash revenues from the accretion of our investment in Holding LLC and higher cash expenses attributable to employee incentive bonuses and increased other G&A expenses.

Net cash used in investing activities during the six month period ended June 30, 2007 related to our net investment of $23.5 million in short-term investments, as described above. For the comparable period in 2006, we received a guaranteed payment of $8.0 million from Holding LLC.

On February 15, 2007, we paid a one-time cash dividend to stockholders of record as of the close of business on February 1, 2007 in the amount of $3.31 per share, or $37.0 million in the aggregate.

Table of Contractual Obligations

The following table is a summary of our contractual obligations as of June 30, 2007:

	Payment Due by Period
	Total	Less Than One Year	One-Three Years	Four-Five Years	After Five Years
Rent	$303,792	$303,792	$-	$-	$-
CEO Employment Contract	500,000	500,000
Total	$803,792	$803,792	$-	$-	$-

See Note 11 to our financial statements for a description of these obligations.

Critical Accounting Policies and Estimates

We follow certain significant accounting policies when preparing our consolidated financial statements. A complete summary of these policies is included in Note 4 of Notes to Financial Statements in our annual report on form 10-K for the year ended December 31, 2006. As of June 30, 2007, we believe there are no significant policies requiring difficult, subjective or complex judgements of management which would make the estimate or judgments inherently uncertain.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 will not have a material impact on us.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 is not expected to be material to the our financial statements .

Off Balance Sheet Arrangements

We have no off balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007 we had no exposure to currency or commodity risk. As of June 30, 2007, due to the short-term nature of our investments in variable rate demand notes, we are subject to short-term fluctuations in interest rates. A 100 basis point change in interest rates could change our interest income by approximately $500,000 per year.

Item 4.  Control and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In accordance with Securities Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
Item 1.   Legal Proceedings

In January 2007, we reached an agreement to settle a lawsuit brought in Oklahoma state court with respect to an oilfield waste facility licensed by the Oklahoma Corporation Commission the (“OCC”) in Canadian County, Oklahoma. The suit was originally filed in 1999 against us and approximately 100 other defendants claiming collateral liability with respect to the site. The matter was reviewed by the OCC in March 2007 with no further action. In May 2007, we received signed documents of release from the plaintiffs and defendants.

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

NATIONAL ENERGY GROUP, INC.

	By:	/s/ BOB G. ALEXANDER
Bob G. Alexander
President and Chief Executive Officer
August 8, 2007

	By:	/s/ ANDREW R. SKOBE
Andrew R. Skobe
Chief Financial Officer
August 8, 2007

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 16, 2000 (1)

3.2	By-laws of the Company (2)

3.3	Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 10, 2003 (3)

10.1	Employment agreement effective November 22, 2006 between Bob G. Alexander and National energy Group, Inc. (4)

10.2	Agreement dated October 25, 2006 among the Company, NEG Oil & Gas and AREH (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (6).
Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be ‘‘filed.”

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(6).
Pursuant to SEC Release 34-47551, this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

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